Form 10QSB
period 1995-03-31
UNITED GUARDIAN INC
filed 1995-05-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C 20549

			       FORM 1O-QSB
(Mark One)

 _X_ Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended       ____March 31, 1995___

______Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from ____________ to _________________

Commission File Number    ____0-7855___

      _____________________UNITED-GUARDIAN INC.______________________
     (Exact Name of Small Business Issuer as Specified in Its Charter)

__________Delaware_____________                ____11-1719724___
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                 Identification No.)

____________230 Marcus Boulevard, Hauppauge, New York 11788__________
	     (Address of Principal Executive Offices)

____________________________(516) 273-0900______________________________
	  (Issuer's Telephone Number, Including Area Code)


     (Former Name, Former Address and Former Fiscal Year, if Changed
		       Since Last Report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ___X___               No ________

	   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
		       DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _______          No ________

		    APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date

_______________________________4,762,889________________________________

			    UNITED-GUARDIAN, INC.

				   INDEX



						  Page No.
						  ________
Part I. Financial Information:

   Consolidated Statements of Earnings -
       Three Months Ended
       March 31,1995 and 1994                         2

   Consolidated Balance Sheets -
       March 31, 1995 and December 31,1994           3-4

   Consolidated Statements of Cash Flows -
      Three Months Ended
      March 31,1995 and 1994                          5

   Consolidated Notes to Financial Statements         6

   Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                      7

Part II. Other Information                            8

			   UNITED-GUARDIAN, INC.
		  CONSOLIDATED STATEMENTS OF EARNINGS
			       (UNAUDITED)


						  THREE MONTHS ENDED
							MARCH 31

						 1995             1994
					      __________       ___________
Revenue:
 Sales                                       $ 1,686,521      $ 1,393,970
 Fees and retainers                               ---              25,000
					      __________       ___________
					       1,686,521        1,418,970

Costs and expenses:
 Cost of sales                                 1,160,543        1,057,010
 Operating expenses                              450,143          485,984
					       _________      ___________
					       1,610,786        1,542,994

     Earnings (loss) from operations              75,735         (124,024)

Other income (expense):
 Interest income                                   2,379            1,344
 Interest expense                                (29,260)         (28,331)
						_________      ___________
     Earnings (loss) before income taxes          48,854         (151,011)

Provision (benefit) for income taxes              17,500          (55,000)
					       _________       ___________

     Net earnings (loss)                      $   31,354      $   (96,011)
					       _________       ___________
					       _________       ___________

Earnings (loss) per common share              $      .01      $      (.02)
									       __________      ___________
									       __________      ___________



			  See notes to financial statements
				      Page 2

			       UNITED-GUARDIAN, INC.
			    CONSOLIDATED BALANCE SHEETS


											MARCH 31,      DECEMBER 31,
ASSETS                                           1995             1994
					     ____________    ____________
										 (UNAUDITED)
Current assets:
  Cash and cash equivalents            $         362,007     $    477,324
  Accounts receivable
    (less allowance for doubtful
     accounts of $19,634 at
     March 31, 1995 and
     December 31, 1994)                          855,834          926,694
  Inventories                                  2,334,184        2,275,247
  Prepaid expenses and other                     141,815          207,408
     current assets
  Deferred income taxes                           83,845           83,845
									       _________        _________
       Total current assets                    3,777,685        3,970,518
					       _________        _________

Property, plant and equipment;
  Land                                            69,000           69,000
  Factory equipment and fixtures               1,836,159        1,776,439
  Building and improvements                    1,665,982        1,653,643
  Waste disposal plant                           133,532          133,532
					       _________        _________
										  3,704,673        3,632,614
  Less: Accumulated depreciation               2,232,262        2,187,653
									       _________        _________
									       1,472,411        1,444,961
  Assets under capital leases, net                35,309           39,424
									       _________        _________
									       1,507,720        1,484,385
					       _________        _________

Other assets:
  Processes and patents, net                     525,330          547,258
  Other                                           94,461           12,471
									       _________        _________
											 619,791          559,729
									       _________        _________
									     $ 5,905,196     $  6,014,632
									       _________        _________
									       _________        _________

			 See notes to financial statements.

			      UNITED-GUARDIAN, INC.
			   CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                                  MARCH 31,      DECEMBER 31,
STOCKHOLDERS' EQUITY                               1995             1994
						 _________       _________
											(UNAUDITED)

Current liabilities:
  Accounts payable                        $       606,534    $     730,544
  Notes payable banks                             200,000          150,00O
  Accrued expense and other                       113,453          146,294
  Current portion of long term
    debt and capital lease
    obligations                                   122,772          126,908
						     _________        _________
     Total current liabilities                  1,042,759        1,153,746
						_________        _________

Long-term debt                                    813,771          842,491
											_________        _________

Capital lease obligations                           6,302            9,385
											_________        _________

Deferred income taxes                              54,625           54,625
											_________        _________

Stockholders' equity:
  Common stock $.10 par value,                    476,289          476,289
   authorized 10,000,000 shares,
   issued and outstanding
   4,762,889 shares
  Capital in excess of par value                3,089,380        3,089,380
  Retained earnings                               420,070          388,716
						_________        _________

    Total stockholders' equity                  3,985,739        3,954,385
						_________        _________
					     $  5,905,196     $  6,014,632


			  See notes to financial statements.

			       UNITED-GUARDIAN, INC.
		      CONSOLIDATED STATEMENTS OF CASH FLOWS
				    (UNAUDITED)

						       THREE MONTHS END
							    MARCH 31
						     1995             1994
						  __________        __________

Cash flows provided by operating activities:
  Net earnings (loss)                           $   31,354        $  (96,011)
  Adjustments to reconcile net earnings (loss)
    to net cash flows used in operations:
      Depreciation and amortization                 70,652            64,820
      (Increase) decrease in assets:
      Accounts receivable                           70,860           246,602
      Inventories                                  (58,937)          (51,441)
      Prepaid expenses and other assets            (16,397)          (36,447)
      Increase (decrease) in liabilities:
      Accounts payable                            (124,010)          (12,718)
      Accrued expenses and other                   (32,841)         (164,510)
						   ________        __________

     Net cash (used in) operating activities       (59,319)          (49,705)
						   ________        __________
Cash flows from investing activities:
  Acquisition of property, plant and equipment     (72,059)          (91,044)
						   ________        __________

     Net cash (used in) investing activities       (72,059)          (91,044)
						  _________        __________

Cash flows from financing activities:
  Increase (decrease) notes payable-bank, net       50,000           (20,000)
  Principal payment on Long Term debt              (28,720)          (25,000)
  Principal payments on capital lease
    obligations                                     (5,219)           (5,598)
						  _________        __________
     Net cash provided by (used in)
       financing activities                         16,061           (50,598)
						  _________        __________
Net (decrease) in cash and cash equivalents       (115,317)         (191,347)

Cash and cash equivalents at beginning
    of period                                      477,324           736,268
						  _________        __________
Cash and cash equivalents at
    end of period                                $ 362,007         $ 544,921
						  _________        __________
						  _________        __________

			      See Notes to Financial Statements

			      UNITED-GUARDIAN, INC.
		   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and December 31, 1994 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1994 Annual Report.

     2. The results of operations for the three months ended March 31,1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

     3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

	Cash payments for interest were $30,639 and $27,846 for the three months ended March 31, 1995 and March 31,1994 respectively.

	Cash payments for taxes were $38,992 and $129,136 for the three months ended March 31,1995 and March 31,1994 respectively.

		      MANAGEMENT'S DISCUSSION AND ANALYSIS
	       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
_____________________

    Gross Revenue from Operations: Revenue increased $267,551 (18.9%) for the three months ended March 31,1995 as compared to the comparable period in 1994. The Guardian division had a sales increase of $305,424 (31.8%) while the Eastern division had a sales decrease of $12,873. Fees and retainers of $25,000 were earned for the three months ended March 31, 1994 while no fees and retainers were earned for the comparable period in 1995. The Guardian sales increase was primarily due to increased sales of cosmetic products.

    Cost of Sales: As a percentage of sales, cost of sales decreased from 75.8% for the three months ended March 31, 1994 to 68.8% in the comparable period in 1995. This decrease is mainly due to the absorption of plant fixed costs by significantly higher revenue in 1995 as compared to 1994.

    Operating Exenses decreased $35,841 (7.4%) in the three months ended March 31,1995 when compared to the comparable period in 1994. The decrease was primarily due to decreases in payroll and payroll related costs.

    Interest Expense increased $929 (3.3%) in the three months ended March 31, 1995 when compared to the comparable period in 1994. This increase was mainly due to the increase in interest rates.

    Interest Income increased $1,035 (77%) in the three months ended March 31, 1995 when compared to the comparable period in 1994. This increase is primarily due to the increase in interest rates.

Financial Condition
___________________

    Working capital decreased from $2,816,772 at December 31,1994 to $2,734,926 at March 31,1995 primarily as a result of the acquisition of property, plant, and equipment. The current ratio increased from 3.4 to 1 at December 31,1994 to 3.6 to 1 at March 31,1995. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements

			PART II - OTHER INFORMATION


Item 6 (b)   Exhibits and Reports on Form 8-K

	a. Exhibits

	   Exhibit 27.  Financial Data Schedule

	b. Reports on Form 8-K

	   No reports have been filed on Form 8-K during this quarter.


			   UNITED-GUARDIAN, INC.

				SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				       UNITED-GUARDIAN, INC.
				       (Registrant)


				       By: Alfred R. Globus
				       Alfred R. Globus
				       Chief Executive Officer and
				       Chief Financial Officer

Date:  May 12, 1995