Form 10QSB/A
period 1995-03-31
UNITED GUARDIAN INC
filed 1995-05-16
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C 20549

                              FORM 1O-QSB/A
(Mark One)

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

The following PART I is amended in its entirety in order to correct alignment errors encountered during the EDGAR conversion process. No substantive changes have been made.

                      PART I. - FINANCIAL INFORMATION

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

Date:  May 16, 1995