Form 10QSB
period 1995-06-30
UNITED GUARDIAN INC
filed 1995-08-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C 20549

                              FORM 1O-QSB
(Mark One)

 _X_ Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended       ____June 30, 1995___

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

                            UNITED-GUARDIAN, INC.

                                   INDEX



                                                  Page No.
                                                  ________
Part I. Financial Information:

   Consolidated Statements of Earnings -
       Three and Six Months Ended
       June 30,1995 and 1994                         2

   Consolidated Balance Sheets -
       June 30, 1995 and
       December 31,1994                            3-4

   Consolidated Statements of Cash Flows -
      Six Months Ended
      June 30,1995 and 1994                          5

   Consolidated Notes to Financial Statements        6

   Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                   7-8

Part II. Other Information                           9

                      PART I. - FINANCIAL INFORMATION

                           UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)

                                   SIX MONTHS ENDED            THREE MONTHS ENDED
                                       JUNE 30                      JUNE 30

                                   1995         1994             1995        1994
                                _________    _________        _________   _________
Revenue:
 Sales                        $ 3,572,010  $ 3,217,737      $ 1,885,489  $1,823,767
 Fees and retainers                25,000       25,000           25,000       ---
                                _________    _________        _________   _________
                                3,597,010    3,242,737        1,910,489   1,823,767
                                _________    _________        _________   _________
Costs and expenses:
 Cost of sales                  2,321,635    2,234,029        1,160,992   1,177,019
 Operating expenses               921,933      969,384          471,790     483,400
                                _________    _________        _________   _________
                                3,243,568    3,203,413        1,632,782   1,660,419
                                _________    _________        _________   _________
     Earnings from operations     353,442       39,324          277,707     163,348

Other income (expense):
 Interest income                    4,212        3,344            1,833       2,000
 Interest expense                 (57,875)     (55,972)         (28,615)    (27,641
                                _________    __________        _________   _________
     Earnings (loss) before       299,779      (13,304)         250,925     137,707
        Income taxes

Provision for income taxes        113,800        ---             96,300      55,000
                                _________    __________        _________   _________

     Net earnings (loss)       $  185,979  $   (13,304)     $   154,625  $   82,807
                                _________    __________        _________   _________

Earnings per common share      $      .04  $     ___         $      .03  $      .02
                                _________    __________        _________   _________
                                _________    __________        _________   _________


                          See notes to financial statements
                                      Page 2

                               UNITED-GUARDIAN, INC.
                            CONSOLIDATED BALANCE SHEETS


                                                JUNE 30,       DECEMBER 31,
ASSETS                                            1995             1994
                                             ____________      ____________
                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                  $   311,990      $   477,324
  Accounts receivable
    (less allowance for doubtful
     accounts of $17,796 at
     June 30, 1995 and $19,634 at
     December 31, 1994)                          926,008          926,694
  Inventories                                  2,214,742        2,275,247
  Prepaid expenses and other                     149,858          207,408
     current assets
  Deferred income taxes                           83,845           83,845
                                               _________        _________
       Total current assets                    3,686,443        3,970,518
                                               _________        _________

Property, plant and equipment;
  Land                                            69,000           69,000
  Factory equipment and fixtures               1,895,629        1,776,439
  Building and improvements                    1,677,975        1,653,643
  Waste disposal plant                           133,532          133,532
                                               _________        _________
                                               3,776,136        3,632,614
  Less: Accumulated depreciation               2,285,805        2,187,653
                                               _________        _________
                                               1,490,331        1,444,961
  Assets under capital leases, net                31,195           39,424
                                               _________        _________
                                               1,521,526        1,484,385
                                               _________        _________

Other assets:
  Processes and patents, net                     503,402          547,258
  Other                                           90,199           12,471
                                               _________        _________
                                                 593,601          559,729
                                               _________        _________
                                             $ 5,801,570     $  6,014,632
                                               _________        _________
                                               _________        _________

                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                                   JUNE 30,      DECEMBER 31,
STOCKHOLDERS' EQUITY                                1995            1994
                                                 _________       _________
                                                (UNAUDITED)

Current liabilities:
  Accounts payable                        $       493,985    $     730,544
  Notes payable banks                              50,000          150,000
  Accrued expense and other                       149,192          146,294
  Current portion of long term
    debt and capital lease
    obligations                                   121,159          126,908
                                                _________        _________
     Total current liabilities                    814,336        1,153,746
                                                _________        _________

Long-term debt                                    785,026          842,491
                                                _________        _________

Capital lease obligations                           7,219            9,385
                                                _________        _________

Deferred income taxes                              54,625           54,625
                                                _________        _________

Stockholders' equity:
  Common stock $.10 par value,                    476,289          476,289
   authorized 10,000,000 shares,
   issued and outstanding
   4,762,889 shares
  Capital in excess of par value                3,089,380        3,089,380
  Retained earnings                               574,695          388,716
                                                _________        _________

    Total stockholders' equity                  4,140,364        3,954,385
                                                _________        _________
                                             $  5,801,570     $  6,014,632
                                                _________        _________
                                                _________        _________


                          See notes to financial statements.

                               UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                            JUNE 30
                                                     1995             1994
                                                  ________          ________

Cash flows provided by operating activities:
  Net earnings (loss)                           $  185,979        $  (13,304)
  Adjustments to reconcile net earnings (loss)
    to net cash flows from operations:
      Depreciation and amortization                150,237           128,215
      (Increase) decrease in assets:
         Accounts receivable                           686           202,610
         Inventories                                60,505           174,586
         Prepaid expenses and other assets         (20,178)          (94,320)
      Increase (decrease) in liabilities:
      Accounts payable                            (236,559)         (107,704)
      Accrued expenses and other                     2,898          (183,661)
                                                  ________          ________

     Net cash provided by operating activities     143,568           106,422
                                                  ________          ________
Cash flows from investing activities:
  Acquisition of property, plant and equipment    (143,522)         (107,579)
                                                  ________          ________

     Net cash (used in) investing activities      (143,522)         (107,579)
                                                  ________          ________

Cash flows from financing activities:
  Decrease notes payable-bank, net                (100,000)         (170,000)
  Principal payments on long-term debt             (57,465)          (22,500)
  Principal payments on capital lease
    obligations                                     (7,915)          (11,195)
                                                  ________          ________
     Net cash (used in) financing activities      (165,380)         (203,695)
                                                  ________          ________
Net (decrease) in cash and cash equivalents       (165,334)         (204,852)

Cash and cash equivalents at beginning
    of period                                      477,324           736,268
                                                  ________          ________
Cash and cash equivalents at
    end of period                                $ 311,990         $ 531,416
                                                  ________          ________
                                                  ________          ________

                         See Notes to Financial Statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and December 31, 1994 and the results of operations and cash flows for the three and six months ended June 30, 1995 and 1994. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1994 Annual Report.

     2. The results of operations for the three and six months ended June 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

     3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

        Cash payments for interest were $58,871 and $55,593 for the six months ended June 30, 1995 and June 30,1994 respectively.

        Cash payments for taxes were $76,409 and $174,136 for the six months ended June 30,1995 and June 30,1994 respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
_____________________

     Gross Revenue from Operations: Revenue increased $354,273 (10.9%) for the six months ended June 30, 1995 as compared to the comparable period in 1994. The Guardian division had a sales increase of $376,485 (15.9%) while the Eastern division had a sales decrease of $22,212 (2.6%). The Guardian sales increase was primarily due to increased sales volume and price increases on some cosmetic products.

    For the three month period ended June 30, 1995, revenue increased
$86,722 (4.8%) over the comparable period in 1994, while sales of the Eastern division decreased $9,339 (2.3%). The Guardian sales increase was primarily due to increased sales volume and price increases on some cosmetic products. Fees and retainers totaling $25,000 were earned in the three month period ended June 30, 1995 as compared to none for the comparable period in 1994.

Cost of Sales: As a percentage of sales, cost of sales decreased from 69.4% for the six months ended June 30, 1994 to 65% in the comparable period in 1995. This decrease is mainly due to the absorption of plant fixed costs by significantly higher revenue in 1995 as compared to 1994, along with increased margins resulting from the Company's restructuring of some of its distributor agreements.

Cost of sales, as a percentage of sales, decreased from 64.5% for the three month period ended June 30, 1994 to 61.6% for the comparable period in 1995. This decrease was mainly due to increased margins resulting from the Company's restructuring of some of its distributor agreements.

Operating Expenses decreased $47,451 (4.9%) in the six months ended June 30, 1995 when compared to the comparable period in 1994. For the three months ended June 30, 1995 there was a decrease of $11,610 (2.4%) over the comparable period in 1994. These decreases were primarily due to decreases in payroll and payroll related costs.

Interest Expense increased $1,903 (3.4%) in the six months ended June 30, 1995 when compared to the comparable period in 1994 and $974 (3.5%) in the three month period ended June 30, 1995 over the comparable period in 1994. These increases were mainly due to the increase in interest rates.

Interest Income increased $868 (26%) in the six months ended June 30, 1995 when compared to the comparable period in 1994. This increase is primarily due the increase in interest rates. For the three month period ended June 30, 1995 there was a decrease of $167 (8.4%) over the comparable period in 1994. This decrease mainly resulted from the decline in outstanding notes receivable.

Financial Condition
___________________

Working capital increased from $2,816,772 at December 31, 1994 to $2,872,107 at June 30, 1995 primarily as a result of cash provided by operations. The working capital ratio increased from 3.4 to 1 at December 31, 1994 to 4.5 to 1 at June 30, 1995. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements.

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

Date:  August 8, 1995