Form 10QSB
period 1995-09-30
UNITED GUARDIAN INC
filed 1995-11-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                              FORM 1O-QSB
(Mark One)

 _X_ Quarterly report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended       ____September 30, 1995___

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

                            UNITED-GUARDIAN, INC.

                                   INDEX



                                                  Page No.
                                                  ________
Part I. Financial Information:

   Consolidated Statements of Earnings -
       Nine and Three Months Ended
       September 30,1995 and 1994                  2

   Consolidated Balance Sheets -
       September 30, 1995 and
       December 31,1994                            3-4

   Consolidated Statements of Cash Flows -
      Nine Months Ended
      September 30,1995 and 1994                   5

   Consolidated Notes to Financial Statements      6

   Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                   7

Part II. Other Information                         8

                             PART I. - FINANCIAL INFORMATION

                                UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                    (UNAUDITED)

                                   NINE MONTHS ENDED          THREE MONTHS ENDED
                                      SEPTEMBER 30              SEPTEMBER 30

                                   1995         1994           1995        1994
                                _________    _________      _________   _________
Revenue:
 Sales                        $ 5,153,384  $ 4,772,365    $ 1,581,374  $1,554,628
 Fees and retainers                25,000       30,000           ---        5,000
                                _________    _________      _________   _________
                                5,178,384    4,802,365      1,581,374   1,559,628
                                _________    _________      _________   _________
Costs and expenses:
 Cost of sales                  3,295,572    3,214,471        973,937     980,442
 Operating expenses             1,376,873    1,462,735        454,940     493,351
                                _________    _________      _________   _________
                                4,672,445    4,677,206      1,428,877   1,473,793
                                _________    _________      _________   _________
     Earnings from operations     505,939      125,159        152,497      85,835

Other income (expense):
 Interest income                    6,815        5,296          2,603       1,952
 Interest expense                 (82,166)     (87,915)       (24,291)    (31,943)
                                _________    __________      _________   _________
     Earnings before              430,588       42,540        130,809      55,844
        income taxes

Provision for income taxes        162,500        9,850         48,700       9,850
                                _________    __________     _________   _________

     Net earnings              $  268,088  $    32,690    $    82,109  $   45,994
                                =========    ==========     =========   =========

Earnings per common share      $      .06  $       .01    $      .02  $      .01
                                =========    ==========     =========   =========


                    See consolidated notes to financial statements
                                      Page 2

                               UNITED-GUARDIAN, INC.
                            CONSOLIDATED BALANCE SHEETS


                                           SEPTEMBER 30,    DECEMBER 31,
ASSETS                                         1995             1994
                                          ____________      __________
                                           (UNAUDITED)
Current assets:
  Cash and cash equivalents               $   200,518      $   477,324
  Accounts receivable
    (less allowance for doubtful
     accounts of $15,735 at
     September 30, 1995 and $19,634 at
     December 31, 1994)                       952,261          926,694
  Inventories                               2,447,307        2,275,247
  Prepaid expenses and other                  124,644          207,408
     current assets
  Deferred income taxes                        83,845           83,845
                                            _________        _________
       Total current assets                 3,808,575        3,970,518
                                            _________        _________

Property, plant and equipment;
  Land                                         69,000           69,000
  Factory equipment and fixtures            1,930,530        1,776,439
  Building and improvements                 1,691,893        1,653,643
  Waste disposal plant                        133,532          133,532
                                            _________        _________
                                            3,824,955        3,632,614
  Less: Accumulated depreciation            2,335,036        2,187,653
                                            _________        _________
                                            1,489,919        1,444,961
  Assets under capital leases, net             27,080           39,424
                                            _________        _________
                                            1,516,999        1,484,385
                                            _________        _________

Other assets:
  Processes and patents, net                  481,474          547,258
  Other                                        89,999           12,471
                                            _________        _________
                                              571,473          559,729
                                            _________        _________
                                          $ 5,897,047     $  6,014,632
                                            =========        =========

                See consolidated notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS


LIABILITIES AND                             SEPTEMBER 30,   DECEMBER 31,
STOCKHOLDERS' EQUITY                            1995           1994
                                             _________       _________
                                            (UNAUDITED)

Current liabilities:
  Accounts payable                         $  492,370       $  730,544
  Notes payable bank                          100,000          150,000
  Accrued expense and other                   145,637          146,294
  Current portion of long term
    debt and capital lease
    obligations                               119,549          126,908
                                            _________        _________
     Total current liabilities                857,556        1,153,746
                                            _________        _________

Long-term debt                                756,257          842,491
                                            _________        _________

Capital lease obligations                       6,136            9,385
                                            _________        _________

Deferred income taxes                          54,625           54,625
                                            _________        _________

Stockholders' equity:
  Common stock $.10 par value,                476,289          476,289
   authorized 10,000,000 shares,
   issued and outstanding
   4,762,889 shares
  Capital in excess of par value            3,089,380        3,089,380
  Retained earnings                           656,804          388,716
                                            _________        _________

    Total stockholders' equity              4,222,473        3,954,385
                                            _________        _________
                                         $  5,897,047     $  6,014,632
                                            =========        =========


                 See consolidated notes to financial statements.

                               UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30
                                                    1995         1994
                                                   _______     ________

Cash flows provided by operating activities:
  Net earnings                                  $  268,088   $   32,690
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                225,511      193,035
      (Increase) decrease in assets:
         Accounts receivable                       (25,567)     155,160
         Inventories                              (172,060)       9,568
         Prepaid expenses and other assets           5,236      (63,670)
      Increase (decrease) in liabilities:
         Accounts payable                         (238,174)     124,100
         Accrued expenses and other                   (657)    (179,067)
                                                  ________     ________

     Net cash provided by operating activities      62,377      271,816
                                                  ________     ________
Cash flows from investing activities:
  Acquisition of property, plant and equipment    (192,341)    (146,605)
                                                  ________     ________

     Net cash (used in) investing activities      (192,341)    (146,605)
                                                  ________     ________

Cash flows from financing activities:
  Decrease notes payable-bank, net                 (50,000)    (245,000)
  Principal payments on long-term debt             (86,234)     (74,999)
  Principal payments on current portion of
    long term debt and capital lease
    obligations                                    (10,608)     (16,826)
                                                  ________     ________
     Net cash (used in) financing activities      (146,842)    (336,825)
                                                  ________     ________
Net (decrease) in cash and cash equivalents       (276,806)    (211,614)

Cash and cash equivalents at beginning
    of period                                      477,324      736,268
                                                  ________     ________
Cash and cash equivalents at
    end of period                               $  200,518   $  524,654
                                                  ========     ========

                  See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and cash flows for the nine and three months ended September 30, 1995 and 1994. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1994 Annual Report.

     2. The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

     3. For purposes of the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

        Cash payments for interest were $83,948 and $88,146 for the nine months ended September 30, 1995 and September 30,1994, respectively.

        Cash payments for taxes were $157,245 and $174,136 for the nine months ended September 30,1995 and September 30,1994, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
_____________________

Gross Revenue from Operations: Revenue increased $376,019 (7.8%) for the nine months ended September 30, 1995 as compared to the comparable period in 1994. The Guardian division had a sales increase of $326,490 (9.1%) while the Eastern division had a sales increase of $54,529
(4.6%). The Guardian sales increase was primarily due to increased sales volume and price increases on some cosmetic products.

    For the three month period ended September 30, 1995, revenue increased $21,746(1.4%) over the comparable period in 1994, Sales of Guardian division decreased $49,995 (4.2%) while sales of the Eastern division increased $76,741 (21.9%).

Cost of Sales: As a percentage of sales, cost of sales decreased from 67.4% for the nine months ended September 30, 1994 to 64% in the comparable period in 1995. This decrease is mainly due to the absorption of plant fixed costs by significantly higher revenue in 1995 as compared to 1994, along with increased margins resulting from the Company's restructuring of some of its distributor agreements.

Cost of sales, as a percentage of sales, decreased from 63.1% for the three month period ended September 30, 1994 to 61.6% for the comparable period in 1995. This decrease was mainly due to increased margins resulting from the Company's restructuring of some of its distributor agreements.

Operating Expenses decreased $85,862 (5.9%) in the nine months ended September 30, 1995 when compared to the comparable period in 1994. For the three months ended September 30, 1995, there was a decrease of $38,411 (7.8%) over the comparable period in 1994. These decreases were primarily due to decreases in payroll and payroll related costs.

Interest Expense decreased $5,749 (6.5%) in the nine months ended September 30, 1995 when compared to the comparable period in 1994 and $7,652 (24%) in the three month period ended September 30, 1995 over the comparable period in 1994. These decreases were mainly due to the decline in outstanding bank loans.

Interest Income increased $1,519 (28.7%) in the nine months ended September 30, 1995 when compared to the comparable period in 1994.. For the three month period ended September 30, 1995 there was an increase of $651 (33.4%)over the comparable period in 1994. These increases are primarily due to the increase in interest rates.

Financial Condition
___________________

Working capital increased from $2,816,772 at December 31, 1994 to $2,951,019 at September 30, 1995 primarily as a result of cash provided by operations. The current ratio increased from 3.4 to 1 at December 31, 1994 to 4.4 to 1 at September 30, 1995. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements.

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

Date:  November 13, 1995