Form 10KSB
period 1995-12-31
UNITED GUARDIAN INC
filed 1996-03-29
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                FORM 1O-KSB

(Mark One)

     |X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1995



     |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from __________ to ____________

                       Commission file number 0-7855

                           UNITED-GUARDIAN, INC.
               (Name of small business issuer in its charter)

___________Delaware_________                       ____11-1719724___
State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

  230 Marcus Blvd., Hauppauge, NY  11788
________________________________________

Issuer's telephone number, including area code: (516) 273-0900

Securities registered pursuant to Section l2(b) of the Exchange Act:

         Title of each class                    Name of each exchange on
                                                    which registered
         ___________________                    _________________________

     Common Stock, $.10 par value                American Stock Exchange

Securities registered pursuant to Section l2(g) of the Exchange Act:  None

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                         Cover Page 1 of 2 Pages

         Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         The Registrant's revenues for the fiscal year ended December 31, 1995 were $ 6,962,615.

         On March 8, 1996, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $4,183,579. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant are affiliates of the Registrant and no person, other than Alfred R. Globus, is an affiliate by virtue of his stockholdings. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

     On March 8, 1996 the Registrant had issued and outstanding 4,762,889 shares of Common Stock, $.10 par value per share ("Common Stock").

     Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                    DOCUMENTS INCORPORATED BY REFERENCE:

         The information required by Part III (Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "1996 Proxy Statement") in connection with its 1996 annual meeting of stockholders, which is to be filed no later than April 29, 1996 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                          Cover Page 2 of 2 Pages

Item 1.  Description of Business.

     (a) General Development of Business

         The Registrant is a Delaware corporation that conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices, and proprietary industrial products. The Registrant also distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents.

         The Registrant operates in two industry segments:

     (1) The Guardian Laboratories Division ("Guardian") conducts research, development, manufacturing, and marketing of a variety of pharmaceuticals, medical devices, health care and cosmetic products, and proprietary specialty chemical products. The Research and Development Department of Guardian engages in research and development in the fields of cosmetics, health care products, and specialty industrial chemical products, for the purpose of developing new products, and refining existing products, that will be marketed or licensed by Guardian. Many of the products manufactured by Guardian, particularly its LUBRAJEL(R) line of products, are marketed worldwide through a network of distributors, and are currently used by many of the major multinational cosmetic companies.

     The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the Registrant's LUBRAJEL(R) line of cosmetic ingredients, and its line of RENACIDIN(R) pharmaceutical products, accounted for approximately 63% of the Registrant's sales in 1995. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

     (2) The Registrant's Eastern Chemical Division ("Eastern"), a division of the Registrant's wholly-owned subsidiary, Admiral Specialty Products, Inc., distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. Because Eastern's sales have not grown over the past few years, and since the Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, the Registrant is currently exploring the feasibility of selling the Eastern operation. The Registrant believes that by doing so it will be able to focus its efforts on the Guardian division, which it believes has much larger growth potential.

     (b) Narrative Description of Business

         Guardian Laboratories Division

         Guardian conducts research, product development, manufacturing and marketing of many different pharmaceuticals, medical devices, health care products, cosmetic bases, and proprietary specialty chemical products, all of which are developed by the Registrant. The products manufactured by Guardian are marketed through agents, distributors, direct advertising and mailings, and trade exhibitions. Guardian's proprietary cosmetic and specialty chemical products are sold through distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are generally sold through drug wholesalers and surgical supply houses, as well as directly to the Veteran's Administration, other government agencies, hospitals, and physicians.

         During 1995, Guardian's sales accounted for approximately 77% of the Registrant's total product sales.

         Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent Office ("Patent Office"). In 1995 sales from these two product lines accounted for approximately 82% of Guardian's sales, and 63% of the sales of the Registrant as a whole.


     LUBRAJEL
     --------

     LUBRAJEL is a non-drying water-based lubricating jelly which has applications in the medical field as a lubricant, and in the cosmetic industry as a moisturizer and as a base for other cosmetic products. As a medical lubricant it is used on prelubricated enema tips and thermometers, and as a lubricant for catheters. In the cosmetic industry it is used as a stable gel for application around the eyes and on the face, and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. During 1995, sales of LUBRAJEL products increased by 8% compared with 1994. During 1995, sales of LUBRAJEL products represented 59% of Guardian's sales and 45% of the sales of the Registrant as a whole.

     Sales of the Registrant's LUBRAJEL products increased compared with the previous year as a result of (a) price increases instituted during 1995, which accounted for most of the increase, and (b) additional marketing efforts resulting primarily from the addition of a major new distributor, International Specialty Products ("ISP"). An increase in sales of certain forms of LUBRAJEL also contributed to the increase. Sales of LUBRAJEL DV (the most viscous form of LUBRAJEL) increased 30% from $367,906 in 1994 to $476,641 in 1995. Sales of LUBRAJEL NP (a form developed primarily for the Japanese market) increased 211% from $61,011 in 1994 to $189,717 in 1995. As a result of the new marketing agreement with ISP (discussed in more detail below) the Registrant believes that LUBRAJEL sales will increase in 1996, despite recent product introductions by two European companies that compete directly with some of the Registrant's LUBRAJEL products. The Registrant believes that its reputation for quality and reliability, as well as innovations to its product line, will enable it to compete effectively with these new products.

     The Registrant is developing other uses for LUBRAJEL. See "Item 1. Description of Business-Research and Development Activities."

     RENACIDIN
     ---------

     RENACIDIN is a urological prescription drug sold by the Registrant for many years in powder form to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. The powder form of the product has to be reconstituted prior to use by the hospital, pharmacy, or nursing facility using it. On October 2, 1990 the Registrant received approval from the FDA to market, under the tradename "RENACIDIN IRRIGATION", a ready to use 10% sterile solution made from the RENACIDIN Powder. In addition to the uses previously approved for the powder, the new product is also approved for use in dissolving certain types of kidney stones. Sales of RENACIDIN IRRIGATION accounted for 18% of Guardian's sales in 1995, 79% of sales of all forms of RENACIDIN, and 14% of the sales of the Registrant as a whole. Sales of all forms of RENACIDIN decreased by 2.5% in 1995 due to a discontinuation of one of the powder forms of RENACIDIN (which resulted in a 16% reduction in powder sales only compared to the previous year). During 1995, sales of all forms of RENACIDIN represented 23% of Guardian's sales and 18% of the Registrant's total sales.

     RENACIDIN was designated an Orphan Drug by the FDA in 1990, entitling the Registrant to seven years of exclusive marketing from the date of approval of the New Drug Application ("NDA"). In addition, on October 9, 1990 the United States Patent Office issued to the Registrant a patent covering the method of manufacturing the new product.

     Other Products

     Other products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 1995 are as follows:

     CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach and detergent. Although the Registrant's patent on CLORPACTIN expired in June 1983, the Registrant does not believe that it has experienced an increase in competition with respect to the product. (See "Item 1. Description of Business - Trademarks and Patents.") Sales of CLORPACTIN during 1995 accounted for approximately 5.7% of Guardian's sales and 4.4% of the total sales of the Registrant.

     LUBRAJEL  RR  is a  special  grade  of  LUBRAJEL  that  can  withstand sterilization by gamma radiation, which is the preferred method of sterilizing medical and hospital products. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon was given the exclusive right to market the product as a catheter lubricant, and has received notification from the FDA that it can begin marketing the product for that use. An initial shipment of product to Horizon for a test batch took place in January, 1996. The Registrant also authorized Horizon to market another grade of LUBRAJEL RR as a component of a wound healing system. Horizon made the appropriate submissions to the FDA to market the product for this purpose, and received notification that it could do so. In addition, on April 11, 1995 the Registrant was granted a U.S. patent for these new forms of LUBRJEL.

     LUBRASEPTIC(R) JELLY is a lubricating jelly used during urethral instillations. LUBRASEPTIC also contains components that provide both local anesthesia and antibacterial action without side effects. On September 30, 1992 the Registrant entered into a distribution agreement with Baker Norton Pharmaceuticals ("Baker"), a division of IVAX Corp., whereby Baker obtained the exclusive right to distribute this product in the U.S., Canada, Ireland, and the United Kingdom. In April, 1994 the Registrant discovered that the sterilization process for the product was adversely affecting the level of active ingredients in the product, and the Registrant voluntarily recalled the product. The Registrant has now decided to discontinue the antibacterial and anesthetic claims and to promote the product just as a urological lubricant until current inventory is depleted. The Registrant's agreement with Baker Norton has now been terminated, and the FDA has agreed to allow the Registrant to re-market the product with the new claims. The product was put back on the market in November, 1995, and Registrant is making arrangements to increase the sales of the product by using at least one outside medical marketing organization to increase market penetration.

     LUBRASIL is a special type of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining the clarity of regular LUBRAJEL. The product has a silky feel, and is water resistant while moisturizing the skin. Sales in 1995 amounted to $49,934, an increase of 20% over 1994.

     PHOSPHOCHOLATE is a new mouth moisturizer used primarily by cancer patients. At the present time it is being marketed exclusively by Sage Products, Inc., an Illinois health care company with which the Registrant had been working since 1993. The new product is a significant improvement over a product previously marketed by Sage for many years, and is expected to replace all of the sales of the previous formulation. Shipments to Sage began in November, 1994, and amounted to $150,296 in 1995.

     OIL OF ORCHIDS(TM) is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers and preservatives. It is soluble in water and alcohol and acts as a supplementary moisturizer. It is also an enhancer for fragrances in perfumes and toiletries. It is sold in two forms, water soluble and oil soluble. Total sales in 1995 amounted to $95,557, and increase of 48% over 1994.

     POLYCOMPLEX(R) A-11 is a dispersant for oil and an industrial cleaner, which does not require Environmental Protection Agency ("EPA") or other governmental agency approval. Other POLYCOMPLEX products are used to solubilize organic compounds (such as non-soluble germicides and detergents) in water.

     POLYSWEET(R) is in its various forms a low calorie and/or non-caloric sweetener sold to food processors such as beverage makers, producers of jellies, jams and dessert makers.

     DESELEX(R) is a replacement for phosphates in detergents.

     LUBRASLIDE(TM)  and  two  related  products,   B-122(TM)  and  CALCIUM
STEARATE, are powders used in the manufacture of cosmetics such as pressed powders, eye shadows, and rouges.

     FOAMBREAKER(TM) is a defoamer for cleansing solutions in the electroplating, painting, and electronics industries. The product does not leave the typical "fish-eye" residues associated with silicone defoamers. It is an industrial product that does not require governmental registrations or approvals. It is an unpatented, proprietary product.

     UNITWIX(TM) is a cosmetic additive used as a thickener for oils and oil-based liquids. The product has recently stimulated interest on the part of cosmetic manufacturers. It is a proprietary, unpatented product that does not require government approval to market.

     NORGEL is a preservative-free version of LUBRAJEL currently being marketed by Societe D'Etudes Dermatologiques ("Sederma"), the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. Tests conducted by Sederma indicate that the product self-preserves, and aids in the preservation of other cosmetic ingredients with which it is formulated. Sales of Norgel in 1995 amounted to $137,348, a decrease of 30% from 1994.

     Development Activities

     Guardian's Research and Development Department has developed a large number of products that can be used in many different industries, including the pharmaceutical, medical, cosmetic, health care, and specialty chemical industries. These products are in various stages of development, some being currently marketable and some being in the very early stages of development requiring a substantial amount of development work to bring them to market. New uses for currently marketed products are also being developed. Once a product is created, the initial development work on it may consist of one or more of the following: (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf-life of the product and suitable storage and transportation conditions for the product; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions.

     After the Research and Development Department has completed its initial work on a product and is satisfied with the results of that work, further development work to bring the product to market will continue, including some or all of the following: (a) animal and human clinical studies needed to determine safety and effectiveness of drug or medical device products, which would be needed for submissions to the appropriate regulatory agencies, such as the FDA or EPA; (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications;
(c) market research to determine the marketability of the product, including the potential market size and most effective method of marketing the product; (d) scaling up from laboratory production batches to pilot batches, and then to full scale production batches, including the determination  of the type of  equipment  necessary to produce the product;
(e) upgrading or purchasing new equipment to manufacture the products;  and
(f) the negotiation of joint venture or distribution agreements to develop and/or market the product. Some of the foregoing work may be done by outside contractors.

     While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Registrant believes that a number of its development projects, including those discussed below, may have significant commercial potential.

     LUBRAJEL

     Preliminary studies indicated that LUBRAJEL may help to accelerate the healing of wounds, such as leg ulcers, when applied daily and used in conjunction with a Spandex or similar bandage. The Registrant believes that an additional study done on a larger group of patients is warranted. The Registrant is now working with Horizon Medical, Inc. (see "LUBRAJEL RR" discussion above) to do further clinical work with this product. Horizon received authorization from the FDA to market the product as an accessory to a medical device for specific wound healing uses.

     CLORONINE (also known as TRICLORINE)

     Cloronine is a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product has been approved for certain uses in France and Canada. Before this product can be marketed in the United States for any purpose, additional tests will have to be done to determine if the product can be registered with the EPA as a sterilizer or germicide. These tests would comprise laboratory microbiological studies, compatibility studies, and specific studies on its intended uses. The product will also have to be registered with the FDA as an accessory to a medical device. Neither registration process has yet begun. Due to the expense and time required, the Registrant hopes to work jointly with other companies to obtain these registrations. The Registrant was granted two patents for this product.

     COLLAGENITE

     Collagenite is a new product in which purified collagen is spun into very fine fibers and made into pads to aid in burn and wound healing. Collagen is found in human and animal connective tissue, and lends shape, elasticity, and strength to skin, as well as functioning as a metabolic component. The Registrant is interested in continuing its research into the wound healing characteristics of the product. Independent outside tests have indicated that collagen is capable of aiding in the healing of skin wounds. The Registrant has been retained by a company in the medical field to develop a method of spinning the Collagenite powder into fibers to make a pad that would be soluble and absorb wound exudate, keeping the wound from drying out, and then be easily and painlessly washed off. The initial evaluation work was completed by mid-1995, and the Registrant is now awaiting further word from its customer as to whether to proceed further. This product would require clinical studies to determine safety and efficacy, and laboratory work to determine long-term stability. FDA authorization under a Premarket Notification would be needed prior to marketing as a medical device.

     Trademarks and Patents

     The Registrant strongly believes in protecting its intellectual property and intends whenever possible to make efforts to obtain patents in connection with its product development program. The Registrant currently owns many United States patents relating to its products. The Registrant has patent applications pending with respect to a number of its research and development products. Patents formerly held by the Registrant on certain products have expired. There can be no assurance that any patents held by the Registrant will be valid or otherwise of value to the Registrant or that any patent applied for will be granted. However, the Registrant believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products.

     The various trademarks and trade names owned or used by the Registrant in Guardian's business are of varying importance to the Registrant. The most significant products for which the Registrant has a registered trademark are LUBRAJEL, RENACIDIN, and CLORPACTIN.

     Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Registrant:

                 PATENT NAME                                     PATENT #           ISSUE DATE       EXPIRATION DATE

    Stabilization of ethanol/gasoline mixtures                   4,328,004             5/4/82              5/4/99

    Treatment of Hazardous Waste                                 4,581,130             4/8/86              4/8/03

    Treatment of Hazardous Materials;  Dehalogenation            4,601,817            7/22/86             7/22/03
       with sodium-copper-lead alloy

    Treatment of Hazardous Waste - ternary alloy and oil         4,695,400            9/22/87             9/22/04
       slurry thereof; sodium, copper, lead

    Iodophor; Polyethylene Glycol Alkylaryl-sulfonate            4,873,354           10/10/89            10/10/06
       Iodine complex

    Thermal Resistant Microbial Agent  ("Cloronine")             4,954,316             9/4/90              9/4/07

    Method of Preparing Time-Stable  Solutions of Non-           4,962,208            10/9/90             10/9/07
       Pyrogenic Magnesium Gluconocitrate ("Renacidin
       Irrigation")

    Use of Clorpactin for the Treatment  of Animal               4,983,634             1/8/91              1/8/08
       Mastitis & the applicator used in that treatment
       (owned jointly by the Registrant and Diversey Ltd.)

    Iodophor; biocide; reacting polyethylene glycol,             5,013,859             5/7/91              5/7/08
       alkylarylsulfonate and Iodine water-propylene glycol
       solvent refluxing

    Stabilized Beta Carotene                                     5,023,355            6/11/91             6/11/08

     Stable, Active Chlorine Containing Anti-microbial           5,128,342             7/7/92              7/7/09
       Compositions ("Cloronine")

    Gamma Radiation Resistant Lubricating Gel                    5,405,622            4/11/95             4/11/12


     The Registrant requires all employees and consultants who may receive proprietary information to agree in writing to keep such proprietary information confidential.

     Eastern Chemical Division

     Eastern, a division of the Registrant's wholly-owned subsidiary, Admiral Specialty Products, Inc., distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 1995 Eastern's sales accounted for approximately 23% of the total product sales of the Registrant.

     Marketing

     Guardian markets its products through (a) distributors; (b) advertising in medical and trade journals, by mailings to physicians and to the trade; and (c) exhibitions at appropriate medical meetings. The pharmaceutical products are generally sold in the United States to drug wholesalers, surgical supply houses and drug stores for resale, and directly to hospitals, physicians, the Veteran's Administration, and other government agencies. The proprietary cosmetic and specialty chemical products are sold to distributors for resale and directly to manufacturers for use as ingredients or additives in the manufacture or compounding of other cosmetic or chemical products.

     Eastern's products are marketed through advertising in trade publications and direct mailings. They are sold to distributors and directly to users in a wide variety of applications. Eastern does not sell any unique products and is not dependent on any single customer or group of customers on a continuous basis.

     In 1995 the Registrant derived approximately 33% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe, compared to 32% in 1994. The Registrant currently has seven major distributors for its cosmetic products in Europe: S. Black (Import & Export) Ltd. in the United Kingdom ("S. Black"); Societe D'Etudes Dermatologies ("Sederma") and Warwick-Chimilux S.A. in France;
International Specialty Products ("ISP") in Germany and the Benelux countries; S.A. de Especialidades Quimicas in Spain; Luigi & Felice Castelli S.R.L. in Italy; and Mimox AG in Switzerland.. During 1994 most shipments to the Registrant's European distributors were handled through S. Black. In 1995 the Registrant negotiated new arrangements with its European distributors, and began shipping directly to some of the larger European distributors, decreasing the amount shipped to S. Black. Products shipped to S. Black accounted for approximately 10.4% of Registrant's sales in 1995, and products shipped to Sederma accounted for approximately 9.5% of Registrant's sales in 1995. Products shipped to the Amerchol Corporation, the Registrant's exclusive cosmetic distributor in the United States, Canada, Mexico, and South and Central America, accounted for approximately 9.5% of the Registrant's sales.

     In December, 1994 the Registrant entered into a new marketing agreement with ISP, a subsidiary of the GAF Corporation with 1994 sales of approximately $600 million. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis. The agreement establishes an alliance with ISP which is intended to bring the Registrant's products to many regions of the world where either they had not been marketed before, or where previous marketing efforts had been unsatisfactory. The major focus of the agreement is in the Far East, but also includes Eastern Europe, Russia, and some countries in Western Europe, most importantly Germany. The agreement provides for exclusivity in those areas as long as minimum purchase requirements are met. The Registrant believes that this new agreement should have a significant impact on sales in the next few years. In 1995 sales to ISP accounted for 6.2% of the Registrant's sales.

     In an effort to accelerate the marketing of its products, the Registrant in late 1995 entered into an agreement with Creative Technologies, Inc., a marketing consulting company. Creative will be endeavoring to place some of Guardian's products with companies not previously contacted by the Registrant, as well as to provide Guardian with market information that will enable it to develop products to fill existing market needs. The agreement with Creative is for an initial six month period which ends May 31, 1996. Thirty days prior to that the Registrant and Creative will jointly review the progress that has been made, and determine whether, and on what terms, the agreement will be renewed.

     Raw Materials

     The principal raw materials used by the Registrant consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. These materials are available in ample supply from numerous sources. The Registrant's principal raw material suppliers are Callahan Chemical Company, Van Waters & Rogers, Inc., Protameen Chemicals Inc., Alzo, Inc., Independent Chemical Corp., Kramer Chemicals, B.A.S.F., Chemie Linz U.S., Inc., Eastman Chemical, Hoechst Celanese, Ishihara U.S.A., Nissei Trading Co., Rhone-Poulenc, Inc., and Varessa, Ltd.

     Inventories; Returns and Allowances

     The Registrant's business requires that it maintain large inventories of finished goods for Eastern, but not Guardian. Returns and allowances are not a significant factor in the Registrant's business.

     Backlog

     The Registrant currently does not have any significant backlog.

     Competition

     Guardian has many products or processes that are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, chemical, or health care companies. However, the pharmaceutical, health care, and cosmetic industries are all highly competitive, and the
Registrant expects competition to intensify as advances in the field are made and become widely known. There may be many domestic and foreign companies which are engaged in the same or similar areas of research as those in which the Registrant is engaged, many of which have substantially greater financial, research, manpower, marketing and distribution resources than the Registrant. In addition, there are many large, integrated and established pharmaceutical, chemical and cosmetic companies which have greater capacity than the Registrant to develop and to commercialize types of products upon which the Registrant's research and development programs are based. The Registrant believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors. In this regard, the Registrant believes that arrangements with major health care and medical or hospital products suppliers will be important factors in the commercialization of many of the products which it is currently developing.

     Eastern faces competition from many other chemical manufacturers and distributors, many of which have much greater financial resources than those of the Registrant. Eastern's competition is based primarily upon price, service and quality. Eastern attempts to maintain its competitive position in the industry through its ability to (i) locate and make wholesale arrangements to purchase the chemicals with suppliers located all over the world, (ii) maintain a sufficient inventory of each of its items at all times, and (iii) customize each order as to quantity of the item requested and to tailor the price of the order to such quantity. Eastern's primary competitors are Fluka Chemicals, Sigma Chemical Company, Aldrich Chemical Co., Inc., and Spectrum Chemical Mfg. Corp.

     Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Registrant's products. The Registrant and many of Registrant's products are subject to certain government regulations. Products that may be developed and sold by the Registrant in the United States may require approval from federal regulatory agencies, such as the FDA, as well as state regulatory agencies. Products that may be developed and sold by the Registrant outside of the United States may require approval from foreign regulatory agencies. The medical device products being developed by the Registrant will be subject to regulation by the Center for Devices and Radiological Health of the FDA, and will require some form of pre-market notification. Most pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

     A drug product normally must go through several phases in order to obtain FDA approval. The research phase involves work up to and including discovery, research and initial production. Next is the pre-clinical phase, which involves studies in animal models necessary to support an IND application to the FDA and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety and dosages. In Phase II, studies are conducted to gain preliminary evidence as to the efficacy of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy, including dose regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of an NDA. The amount of time necessary to complete any of these phases cannot be predicted with any certainty.

     In all cases, the Registrant is required to comply with all pertinent Good Manufacturing Practices of the FDA for medical devices and drugs. Accordingly, the regulations to which the Registrant and certain of its products may be subject, and any changes with respect thereto, may materially affect the Registrant's ability to produce and market new products developed by the Registrant.

     The Registrant's present and future activities are, and will likely continue to be, subject to varying degrees of additional regulation under the Occupational Safety and Health Act, Environmental Protection Act, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

     A portion of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 1995 and 1994 the Registrant incurred approximately $82,000 and $95,000 respectively, in environmental compliance costs.

     Research and Development Expense

     A portion of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 1995 and 1994, the Registrant incurred $215,000 and $210,000 respectively, in research and development expenses. The expenses consist of direct costs as well as factory overhead. No portion of the research and development expenses were directly paid by the Registrant's customers.

     Revenue and Earnings

     The tables below set forth, for the years indicated, the revenue (including fees and retainers), and earnings from operations attributable to the Registrant and to the Registrant's industry segments:

                                 YEAR ENDED          YEAR ENDED
                                December 31,        December 31,
                                    1995                1994
                                    ----                ----
Revenue:

   Guardian                    $  5,333,993        $  5,094,194
   Eastern                        1,628,622           1,595,788
                                  ---------           ---------
                               $  6,962,615        $  6,689,982
                                  =========           =========

Earnings from Operations:

   Guardian                    $    668,495        $    438,361
   Eastern                            9,035               4,749
   Corporate                       (128,802)           (114,073)
                                  ---------           ---------
                               $    548,728        $    329,037
                                  =========           =========

         Identifiable Assets

         The table below sets forth as of the dates indicated the identifiable assets of the Registrant as a whole, as well as the identifiable assets of the Registrant's industry segments:

                                               As of:
                                 December 31,         December 31,
                                     1995                 1994
                                     ----                 ----

   Guardian                     $  2,963,289         $  2,935,725

   Eastern                         1,296,509            1,317,806

   Corporate                       1,656,017            1,761,101
                                   ---------            ---------
                                $  5,915,815          $ 6,014,632
                                   =========            =========

     For  certain   additional   financial   information   concerning   the
Registrant's industry segments see Note 8 of Notes to Consolidated Financial Statements of the Registrant contained in Item 7 herein.

     Employees

     The Registrant presently employs 46 people, 6 of whom serve in an executive capacity, 26 in research, quality control and manufacturing, 5 in maintenance and construction and 9 in office and clerical work. Of the total number of employees, 43 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are satisfactory.

Item 2.  Description of Property.

     The Registrant maintains its principal offices and conducts most of its research at 230 Marcus Boulevard, Hauppauge, New York 11788. These premises, which the Registrant owns, contain approximately 30,000 square feet of manufacturing space, 15,000 square feet of warehouse space, and 5,000 square feet of office and laboratory space on approximately 2.7 acres of land. The Registrant has now fully developed the 2.7 acres, and fully utilizes the buildings occupying the land. The Registrant believes that the aforementioned property is adequate for its immediately foreseeable needs.

     The Registrant has given a first mortgage on the property to Extebank to secure a note in the original amount of $1,500,000 (balance at December 31, 1995 of $808,334 with interest at 1.0% per annum over that bank's prime lending rate, as it may be adjusted from time to time, up to a maximum of 3% per annum higher or lower than the initial rate. Every three years the floor and ceiling figures are adjusted for the rate in effect at that time, and those new figures remain in effect for the duration of that three year period. Monthly principal payments are $8,333.33 plus accrued interest. The loan is due in full on January 10, 2004 but is callable, at the option of Extebank, at any time after January 10, 1998 upon 120 days notice to the Registrant. The loan can be prepaid at any time without penalty. The Registrant is currently in the process of transferring this loan to its new primary bank, the State Bank of Long Island ("State Bank"), at which time the terms of the note will be modified to provide for the same basic terms but no call option until the year 2001.

Item 3.  Legal Proceedings.

     In February, 1994 Eastern was served with a complaint filed by the State of New Jersey to recover the costs it incurred in cleaning up a warehouse in New Jersey where the State found several thousand drums of surplus and waste chemicals, some of which it feared contained hazardous materials that could contaminate the site. Approximately 10 drums were surplus chemicals sold by Eastern to a company that stored the drums to that site. Eastern is one of approximately 30 defendants named in the complaint, which includes many large chemical companies, as well as several universities around the country. The State of New Jersey and most of the defendants, including the Registrant, recently agreed to settle the case without any admission of responsibility on the part of the defendants, and the Registrant is now awaiting the final settlement, which it expects to take place by the end of April, 1996. The Registrant believes that in the long run settling the case will be far less costly to it than litigation. The Registrant's share of the settlement amount is anticipated to be $25,904.80. A reserve this amount has been provided for in the 1995 financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders:  None.

Item 5.  Market for Common Equity and Related Stockholder Matters.

     Market Information

     Since April 30, 1990, the Common Stock has been traded on the American Stock Exchange (the "AMEX") under the symbol "UG". Prior to that date the Common Stock was traded on the National Association of Securities Dealers Automated Quotation System National Market System. The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 1994 to December 31, 1995. The quotations represent prices between dealers and do not include retail markup, markdown or commission:



                                 Year Ended               Year Ended
Quarters                     December 31, 1995         December 31, 1994
--------                     -----------------         -----------------

                             High         Low           High          Low
                             ----         ---           ----          ---
First  (1/1 - 3/31)     $   2 1/2     $ 1 11/16       $ 5 1/2       $ 4

Second (4/1 - 6/30)         2 1/8       1 5/8           4 7/8         3 7/8

Third  (7/1 - 9/30)         2 3/8       1 11/16         4 1/16        1 5/8

Fourth (10/1 - 12/31)       2 3/8       1 1/2           2 1/4         1 7/16


     Holders of Record

     As of March 8,  1996  there  were  1,827  holders  of record of Common
Stock.

     Cash Dividends

     The Registrant has not paid any cash dividends on the Common Stock since 1983. Since the prior accumulated deficit of the Registrant has been eliminated, the Registrant may pay cash dividends at such time as it deems appropriate.

Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Results Of Operations:

Year Ended December 31, 1995 Compared to
Year Ended December 31, 1994

        Revenue

        Revenue in 1995 increased by $272,633 (4%) compared to 1994 due to revenue increases in the Guardian and Eastern Divisions of $239,799 (5%) and $32,834 (2%) respectively. The increase in sales of the Guardian Division was primarily due to increased sales volume and price increases on certain cosmetic products.

        Costs and Expenses

        Costs and expenses in 1995 increased by $52,942 (1%) compared to the prior year due to increases in operating expenses of $62,480. This increase is primarily due to increases in payroll and payroll related costs. Costs of sales as a percentage of sales decreased from 68% in 1994 to 65% in 1995. This decrease is primarily due to the absorption of plant fixed costs by higher revenue in 1995 as compared to 1994, along with increased margins resulting from the Company's negotiation of new arrangements with some of its distributors.

        Other Income (Expense)

        Interest expense decreased from $117,396 to $107,085 due to a reduction in bank loans outstanding, which more than offset increases in interest rates.

        Provision for Income Taxes

        The provision for income taxes increased from $96,619 in 1994 to $178,000 in 1995. This increase is primarily due to the increase in earnings before income taxes of $226,693 (101%) between years.


Liquidity and Capital Resources

        Working capital increased from $2,816,772 as of the end of 1994 to $2,936,295 as of the end of 1995, an increase of $119,523 (4%). The increase was primarily the result of the net cash provided by operations.

        Current Ratios were as follows:

                December 31, 1995:              4.2 to 1
                December 31, 1994:              3.4 to 1

        The Company has line of credit agreements with two banks, which provide for borrowings of up to $250,000 and $700,000, respectively. As of December 31, 1995, the unused portion of these lines, in the aggregate, was $850,000.

        While the Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year, the Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from operations. The Company has no material commitments for future capital expenditures.


Impact of Inflation and Changing Prices

        While it is difficult to assess the impact of inflation on the Company's operations, management believes, because of the proprietary nature of the majority of its product line, that inflation has had little effect on net sales. Sales have changed as a result of volume, price and product mix. While inflation has had an impact on the cost of sales and payroll, these increases have been recaptured by price increases to the greatest extent possible.


Item 7.  Financial Statements.

         Annexed hereto starting on page F.

Item 8.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.

           None

                                  PART III

Item 9.  Directors,  Executive  Officers,  Promoters  and Control  Persons;
              Compliance With Section 16(a) of the Exchange Act.

         Set forth in the table below is certain information as of March 8,
1996  with  respect  to  the  executive   officers  and  directors  of  the
Registrant:

         Name                        Age    Position(s) with the Registrant

Dr. Alfred R. Globus                 75     Chairman of the Board, Chief
                                               Executive Officer and Director

Kenneth H. Globus                    44     President, General Counsel and
                                               Director

Robert S. Rubinger                   53     Executive Vice President, Secre-
                                               tary, Treasurer and Director

Charles W. Castanza                  63     Vice President and Director

Derek Hampson                        56     Vice President

Joseph J. Vernice                    37     Vice President

Lawrence Maietta                     38     Controller and Director

Henry P. Globus                      73     Director

Benjamin Wm. Mehlman                 85     Director

Howard A. Gellis                     67     Director

Alan E. Katz                         52     Director

         Dr. Alfred Globus has been Chairman of the Board and Chief Executive Officer of the Registrant since July, 1988. He served as Chairman of the Board and President of the Registrant from the inception of the Registrant in 1942 until July, 1988. He has been a director of the Registrant since 1942.

         Kenneth H. Globus has been President and General Counsel of the Registrant since July, 1988. He served as Vice President and General Counsel of the Registrant from July, 1983 until July, 1988. He has been a director of the Registrant since 1984.

         Robert S. Rubinger has been Executive Vice President and Secretary of the Registrant since July, 1988, and Treasurer since May, 1994. He served as Vice President and Secretary of the Registrant from February, 1982 until July, 1988. He has been a director of the Registrant since 1982.

         Charles W. Castanza has been a Vice President of the Registrant since April, 1986. He served as Operations Manager of Chemicals and Pharmaceuticals of the Registrant from February, 1982 until April, 1986. He has been a director of the Registrant since 1982.

         Derek Hampson has been a Vice President of the Registrant since October, 1987. He has served as Manager of the Eastern Chemical division since 1971.

         Joseph J. Vernice has been a Vice President of the Registrant since February, 1995. He served as Assistant Vice President of the Registrant from November, 1991 until February, 1995.

         Lawrence Maietta has been a partner in the public accounting firm of Bonamassa & Maietta, C.P.A.s in Brooklyn, NY since October, 1991. For five years prior to that he was a partner in the public accounting firm of Wilfred, Wyler & Co. in New York, NY. He has been controller for the Registrant since October, 1991, and a director of the Registrant since February, 1994.

         Henry P. Globus has been a consultant to the Registrant since July, 1988. He served as Executive Vice President of the Registrant from 1982 until July, 1988. He has been a director of the Registrant since 1947.

         Benjamin William Mehlman has been counsel to the law firm of William T. Friedman and its predecessor, Friedman and Shaftan, P.C. since 1984. He has been a director of the Registrant since 1964.

         Howard A. Gellis has been President of one or more private investment companies since 1986. He has been a director of the Registrant since July, 1991.

         Alan E. Katz has been a partner in the law firm of Greenfield Stein & Senior, LLP, New York, NY since November, 1984. He has been a director of the Registrant since February, 1994.

         Dr. Alfred R. Globus and Henry P. Globus are brothers. Kenneth H. Globus is the son of Henry P. Globus and the nephew of Dr. Alfred R. Globus. There are no other family relationships between any directors or officers of the Registrant.

Item 10.  Executive Compensation.

          The information required by this Item is incorporated herein by reference to the section entitled "Management Remuneration" of the 1996 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and
Management.

         The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Management" of the 1996 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

              None

Item 13.  Exhibits and Reports on Form 8-K

            (a) Exhibits

3(a) Certificate of Incorporation of the Registrant as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3(b) Certificate of Merger of United-Guardian, Inc. (New York) with and into the Registrant as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3(c)         By-laws  of  the  Registrant.  Incorporated  by  reference  to
             Exhibit 4.2 to the 1987 8-K.

4(a) Specimen Certificate for shares of common stock of the Registrant. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

4(b) Form of Common Stock Purchase Warrant dated January 1, 1993 issued by the Registrant to the two partners of Steuben Energy. Incorporated by reference to Exhibit 4(b) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1992 (the "1992 10-KSB")

10(a) Qualified Retirement Income Plan for Employees of the Registrant, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

10(b)        Royalty   Agreement,   dated   February  27,   1986,   between
             UNIR-Clorpactin and the Registrant. Incorporated by reference to Exhibit 10(h) to the 1986 10-K.

10(c) Mortgage, dated January 10, 1989, from the Registrant to Extebank securing a mortgage note in the amount of $1,500,000. Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 (the "1989 10-K").

10(d) Mortgage Note from the Registrant to Extebank, dated January 10, 1989, in the amount of $1,500,000. Incorporated by reference to Exhibit 10(g) to the 1989 10-K

10(e) Employment Termination Agreement dated July 8, 1988 between the Registrant and Henry Globus. Incorporated by reference to
             Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(f) Agreement dated February 28, 1990 between the Registrant and the Schering Corporation. Incorporated by reference to Exhibit 10(j) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(g) Distribution Agreement between the Registrant and Societe D'Etudes Dermatologies, dated November 20, 1991. Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(h) Exclusive Distributor Agreement between the Registrant and ISP (Switzerland) A.G. dated December 9, 1994. Incorporated by reference to Exhibit 10(m) of the 1994 10-KSB. The Registrant has been granted confidential treatment of portions of some of the schedules to this Agreement.

11           Statement re: Computation of Per Share Earnings - not required.

18           Letter on Change in Accounting Principles - not applicable.

21           Subsidiaries of the Registrant:

                                         Jurisdiction of   Name Under Which It
              Name                        Incorporation       Does Business
              ----                       ---------------   -------------------

Admiral Specialty Products, Inc.             New York       Eastern Chemical
                                                               Division

Transcontinental Processes (Pty.) Ltd.*     Australia               N/A

Dieselite Corporation**                      Delaware                N/A

Paragon Organic Chemicals, Inc.              New York         Paragon Organic
                                                                Chemicals

Shield Chemical Ltd.***                       Canada                  N/A


*        Inactive without assets
**       Inactive; formerly Vital Industries, Inc.
***      Inactive without assets; in the process of liquidation

         (b) Reports on Form 8-K:  None

                                 SIGNATURES


         In  accordance  with Section 13 or 15(d) of the Exchange  Act, the
Registrant   caused  this  report  to  be  signed  on  its  behalf  by  the undersigned, thereunto duly authorized.

                                    UNITED-GUARDIAN, INC.


Dated: March 26, 1996               By: Alfred R. Globus
                                        Chief Executive Officer & Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                      Title                         Date
       ---------                      -----                         ----
By: Alfred R. Globus       Chief Executive Officer, Director   March  29, 1996
                           (Principal Executive Officer and
                           Principal Financial Officer)

By: Kenneth H. Globus      President, General Counsel,         March  29, 1996
                           Director


By: Robert S. Rubinger     Executive Vice President,           March  29, 1996
                           Secretary, Treasurer, Director
                           (Principal  Accounting Officer)

By: Charles W. Castanza    Vice President, Director            March  29, 1996

By: Henry P. Globus        Director                            March  29, 1996

By: Benjamin Wm. Mehlman   Director                            March  29, 1996

By: Howard A. Gellis       Director                            March  29, 1996

By: Lawrence F. Maietta    Controller, Director                March  29, 1996

By: Alan E. Katz           Director                            March  29, 1996


[/TABLE]
                   UNITED-GUARDIAN, INC. AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                        Page
                                                                        -----
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets as of December 31, 1995 and 1994        F-2

     Consolidated Statements of Earnings for the years ended
       December 31, 1995 and 1994                                        F-3

     Consolidated Statements of Stockholders' Equity for the years
       ended December 31, 1995 and 1994                                  F-4

     Consolidated Statements of Cash Flows for the years ended
       December 31, 1995 and 1994                                        F-5

     Notes to Consolidated Financial Statements                          F-6


                                   F

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To United-Guardian, Inc.:


We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




                                                       ARTHUR ANDERSEN LLP




Melville, New York
March 11, 1996

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                        ASSETS                      December 31, December 31,
                                                        1995         1994
                                                     ----------     ------


CURRENT ASSETS:
  Cash and cash equivalents                        $   307,061  $   477,324
  Accounts receivable, net                           1,044,678      926,694
  Inventories                                        2,289,328    2,275,247
  Prepaid expenses and other current assets            148,678      207,408
  Deferred income taxes                                 59,503       83,845
                                                     ---------    ---------
                  Total current assets               3,849,248    3,970,518
                                                     ---------    ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                  69,000       69,000
  Factory equipment and fixtures                     1,973,589    1,776,439
  Building and improvements                          1,698,205    1,653,643
  Waste disposal plant                                 133,532      133,532
                                                     ---------    ---------
                                                     3,874,326    3,632,614

  Less: Accumulated depreciation                     2,380,652    2,187,653
                                                     ---------    ---------
                                                     1,493,674    1,444,961

  Assets under capital leases, net                      22,965       39,424
                                                     ---------    ---------
                                                     1,516,639    1,484,385
OTHER ASSETS:
  Processes and patents, net                           459,546      547,258
  Other                                                 90,382       12,471
                                                     ---------    ---------
                                                       549,928      559,729
                                                     ---------    ---------
                                                    $5,915,815   $6,014,632
                                                     =========    =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                    119,382      126,908
     and capital lease obligations
  Notes payable - banks                                100,000      150,000
  Accounts payable                                 $   545,901  $   730,544
  Accrued expenses                                     147,670      146,294
                                                     ---------    ---------
            Total current liabilities                  912,953    1,153,746
                                                     ---------    ---------

LONG-TERM DEBT                                         727,462      842,491
                                                     ---------    ---------

CAPITAL LEASE OBLIGATIONS                                5,053        9,385
                                                     ---------    ---------

DEFERRED INCOME TAXES                                   43,121       54,625
                                                     ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Common stock, $.10 par value, authorized
     10,000,000 shares, issued and outstanding
     4,762,889 shares                                  476,289      476,289
  Capital in excess of par value                     3,089,380    3,089,380
  Retained earnings                                    661,557      388,716
                                                     ---------    ---------
            Total stockholders' equity               4,227,226    3,954,385
                                                     ---------    ---------
                                                    $5,915,815   $6,014,632
                                                     =========    =========

The accompanying notes are an integral part of these consolidated balance sheets.

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                    Year Ended    Year Ended
                                                   December 31,  December 31,

                                                       1995          1994
                                                      ------         ----

REVENUE:
  Net sales                                         $6,937,615   $6,659,982
  Fees and retainers                                    25,000       30,000
                                                     ---------    ---------
                                                     6,962,615     6,689,982

COSTS AND EXPENSES:
  Cost of sales                                      4,511,507     4,521,045
  Operating expenses                                 1,902,380     1,839,900
                                                     ---------     ---------
                                                     6,413,887     6,360,945

            Earnings from operations                   548,728       329,037

OTHER INCOME (EXPENSE):
  Interest expense                                    (107,085)     (117,396)
  Other                                                  9,198        12,507
                                                      --------     ---------
           Earnings before income taxes                450,841       224,148

PROVISION FOR INCOME TAXES                             178,000        96,619
                                                      --------     ---------
            Net earnings                           $   272,841   $   127,529
                                                      ========     =========

EARNINGS PER COMMON SHARE                                 $.06          $.03
                                                          ====          ====

The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                   UNITED-GUARDIAN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                           Capital in
                                       Common Stock        Excess of      Retained
                                    Shares      Amount     Par Value      Earnings      Total
                                   ---------   --------    ----------     --------    ---------
BALANCE, December 31, 1993         4,762,889   $476,289    $3,089,380     $261,187    $3,826,856

  Net earnings                         -           -           -           127,529       127,529
                                   ---------  ---------    ----------    ---------     ---------

BALANCE, December 31, 1994         4,762,889    476,289     3,089,380      388,716      3,954,385

  Net earnings                         -           -           -           272,841        272,841
                                   ---------  ---------    ----------    ---------     ----------
BALANCE, December 31, 1995         4,762,889   $476,289    $3,089,380     $661,557    $4,227,226
                                   =========   ========    ==========     ========     ==========

The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                    Year Ended    Year Ended
                                                   December 31,  December 31,

                                                       1995          1994
                                                      ------        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                     $  272,841    $  127,529
  Adjustments to reconcile net earnings
    to net cash provided by operating activities:
       Depreciation and amortization                  308,923       287,000
       Gain on sale of equipment                         -           (4,584)
       Deferred income taxes                           12,838       (23,820)
       Increases/(decreases) in cash resulting
         from changes in operating assets and
         liabilities:
            Accounts receivable                        17,984)       40,712
            Inventories                               (14,081)     (218,862)
            Prepaid expenses and other assets         (19,181)      (82,017)
            Accounts payable                         (184,643)      375,022
            Accrued expenses                            1,376       (99,003)
                                                     ---------     ---------

                Net cash provided by operating        260,089       401,977
                  activities                         ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of plant and equipment, net            (253,465)     (275,598)
  Proceeds from the sale of plant and equipment          -            7,300
                                                     ---------     ---------
                Net cash used in investing           (253,465)     (268,298)
                  activities                         ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in notes payable - banks               (50,000)     (320,000)
  Principal payments of long-term debt               (114,644)      (51,199)
  Principal payments of capital lease obligations     (12,243)     (21,424)
                                                     ---------     ---------
                Net cash used in financing           (176,887)     (392,623)
                  activities                         ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS            (170,263)     (258,944)

CASH AND CASH EQUIVALENTS, beginning of year          477,324       736,268
                                                     ---------     ---------

CASH AND CASH EQUIVALENTS, end of year             $  307,061    $  477,324
                                                     =========     =========


The  accompanying   notes  are  an  integral  part  of  these  consolidated
statements.

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994


1.   NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two industry segments, 1) the Guardian Laboratories Division which conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and 2) the Eastern Chemical Division which distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Sales from the Company's two major product lines, Lubrajel and Renacidin, accounted for approximately 63% of consolidated sales for the years ended December 31, 1995 and 1994. The Company's predecessor, United International Research Corp. (name later changed to United International Research, Inc.), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, the Company's Chairman and Chief Executive Officer. On February 10, 1982, a merger took place between the Company and Guardian Chemical Corp. ("GCC"), whereby GCC was merged into the Company and the name was changed to United-Guardian, Inc. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into United-Guardian, Inc., a newly incorporated Delaware corporation formed for the purpose of changing the domicile of the Company.

Principles of Consolidation

The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Admiral
Specialty Products, Inc., and Paragon Organic Chemicals, Inc. All intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

Inventories

Inventories are valued at the lower of cost or current market value. Costs are determined using the first-in, first-out method ("FIFO") for the Eastern Chemical Division, and the average cost method (which approximates
FIFO) for the Guardian Laboratories Division. Inventory costs include material, labor and factory overhead.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Major replacements and betterments are capitalized while routine maintenance and repairs are expensed as incurred. Assets are depreciated under both accelerated and straight-line methods. Depreciation charged to earnings as a result of using accelerated methods was not materially different than that which would result from using the straight-line method for all periods presented. Certain factory equipment and fixtures are constructed by the Company using purchased materials and in-house labor. Such assets are capitalized and depreciated on a basis consistent with the Company's purchased fixed assets.

Estimated useful lives are as follows:

     Factory equipment and fixtures             5-7 years
     Building                                   40 years
     Building improvements                      Lesser of useful life
                                                  or 20 years
     Waste disposal plant                       7 years

Processes and Patents

Processes and patents are amortized over periods ranging from 5 to 15 years. Amounts are shown net of accumulated amortization.

Income Taxes

Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Research and Development

The Company's research and development expenses are recorded in the year incurred. Research and development expenses were approximately $215,000 and $210,000 for the years ended December 31, 1995 and 1994, respectively.

Per Share Information

Earnings per share is based on the weighted average number of common shares issued and outstanding during the year. The weighted average number of common shares outstanding were 4,762,889 for the years ended December 31, 1995 and 1994, respectively. There were no common stock equivalents outstanding for the years ended December 31, 1995 and 1994.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

New Accounting Pronouncements

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The pronouncement is effective for fiscal years beginning after December 15, 1995, although earlier implementation is permitted.

In management's opinion, when adopted in fiscal 1996, the aforementioned pronouncements will not have a material effect on the Company's financial position or results of operations.

2.   INVENTORIES:

Inventories consist of the following:

                                              December 31,   December 31,
                                                 1995            1994
                                               ---------     ----------
     Raw materials and work-in-process       $   360,742    $   314,359
     Finished products and fine chemicals      1,928,586      1,960,888
                                               ---------     ----------
            Total                             $2,289,328     $2,275,247
                                               =========     ==========

3.   PROCESSES AND PATENTS:

On October 1, 1984, a partnership agreed to provide the Company with funding of $454,800 for a liquid Renacidin research and development project. In 1985, funds of $154,800 were received, and the balance was payable by a $300,000 note due on November 30, 1992 bearing interest at 12%. On August 14, 1992, the Company and the partnership terminated the agreement. Pursuant to the termination agreement, the partnership conveyed its interest in the technology to the Company in exchange for cancellation of the note plus accrued interest which together amounted to $513,000. The technology is being amortized by the Company under the straight-line method over a ten-year period commencing in 1992. Additionally, during 1993, the Company and a stockholder issued warrants to the two partners of the partnership to purchase a total of 104,000 shares of the Company's common stock at $6.00 per share, which approximated market value at that time. During 1994, the Company renegotiated its warrant agreement (64,000 warrants) to reflect a reduced price of $4.00 per share with an expiration date of December 31, 1998. The warrants previously issued in 1993 by a stockholder to purchase 40,000 shares of the Company's common stock were cancelled.

During 1991, the Company contracted with Abbott Laboratories, Inc. ("Abbott") for the production of Renacidin Irrigation. Such production was to commence following approval by the Food and Drug Administration ("FDA") of Abbott as the producer. In conjunction with this agreement, the Company paid a non-refundable fee of $154,370 to Abbott for their assistance in obtaining an approved supplement to the Company's New Drug Application ("NDA") for Renacidin Irrigation. The NDA supplement covers the manufacture of Renacidin Irrigation at the Abbott plant in North Carolina. During 1993, FDA approval was granted and production commenced. Amounts paid to Abbott have been recorded as deferred costs, and are being amortized over a five-year period consistent with the initial term of the production agreement.

Processes and patents consist of the following:

                                           December 31,   December 31,
                                              1995            1994
                                           ----------     ----------
   Capitalized technology - Renacidin        $513,000       $513,000
   Deferred costs - Renacidin                 154,370        154,370
   Patents                                     78,177         78,177
                                           ----------     ----------
         Total                                745,547        745,547

   Less:  Accumulated amortization            286,001        198,289
                                            ---------      ---------
                                             $459,546       $547,258
                                            =========      =========

4.   NOTES PAYABLE - BANKS:

The Company has line of credit agreements with two banks which provide for borrowings of up to $250,000 and $700,000, and expire in April 1996 and June 1996, respectively. It is the Company's intention to renew both line of credit agreements before they expire. Interest under each line is at the bank's prime rate (8.5% at December 31, 1995 and 1994), plus 1/2%. The outstanding line of credit agreements contain financial covenants relating to minimum net worth, working capital, current ratio and debt to capitalization. As of December 31, 1995 and 1994, the Company was in compliance with all covenants.

Demand notes payable under lines of credit are as follows:

                                                 December 31,   December 31,
                                                     1995           1994

     Balance outstanding at year-end               $100,000       $150,000
     Average interest rate at year-end                9%             9%
     Average month-end notes outstanding
       during the year                             $112,500       $279,167
     Weighted average interest rate for the year      9.33%         7.44%

5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS:

Long-term debt is as follows:

                                               December 31,  December 31,
                                                  1995           1994
                                               ----------    ----------
     Mortgage   (a)                              $808,333      $908,333
     Term Loan  (b)                                12,500        22,500
     Auto Loan  (c)                                21,658        26,301
                                               ----------    ----------
           Total long-term debt                   842,491       957,134

     Less:  Current portion                       115,029       114,643
                                                ---------     ---------
                                                 $727,462      $842,491

(a) The Company has a mortgage on its building which bears interest at the bank's prime rate (8.5% at December 31, 1995 and 1994, respectively,) plus 1%, up to a maximum of 3% higher or lower than the base rate in effect, which is reset every three years at the bank's prime rate plus 1% as in effect the first day of each three year period. The land and building have been pledged as collateral for the debt. The principal of this mortgage is payable in monthly installments of $8,333 until January 10, 2004. The holder of the note may accelerate payment at any time after January 10, 1998.

(b) The principal of this term loan is payable in monthly installments of $833 through March 1997. The term loan bears interest at a bank's prime rate (8.5% at December 31, 1995 and 1994) plus 0.75% per annum. The term loan is collateralized by the underlying computer equipment purchased.

(c) The auto loan is payable in monthly installments of $548 through November 1997. The auto loan bears interest at a fixed rate of 7.99% and is collateralized by the underlying automobile purchased.

Maturities of long-term debt as of December 31, 1995 are as follows:

     1996                   $115,029
     1997                    107,946
     1998                    105,897 ($614,230 if mortgage is called prior)
     1999                    105,286 ($5,286 if mortgage is called prior)
     2000                    100,000 ($-0- if mortgage is called prior)
     2001 and thereafter     308,333 ($-0- if mortgage is called prior)
                           ---------
                            $842,491

The Company leases certain equipment under capital leases expiring through 1998. Future minimum obligations under these capital leases as of December 31, 1995 are as follows:

         1996                                    $  6,237
         1997                                       6,237
         1998                                       1,039
                                                ---------
                                                   13,513

     Less:  Amounts representing interest           4,107
       Capital lease obligations                    9,406

     Less:  Current portion                         4,353
                                                 --------
       Long-term portion                          $ 5,053
                                                  =======

6.   INCOME TAXES:

The provision for income taxes consists of the following:

                                        Year Ended     Year Ended
                                       December 31,   December 31,
                                          1995               1994
                                   ------------------------------
     Current:
        Federal                           $138,821     $102,854
        State                               26,341       17,585
                                          --------     --------
                                           165,162      120,439

     Deferred:
        Federal                             11,117      (17,124)
        State                                1,721       (6,696)
                                          --------    ---------
                                            12,838      (23,820)

            Total provision               $178,000    $  96,619
                                          ========    =========

The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                                Year Ended     Year Ended
                                                December 31,   December 31,
                                                   1995           1994
                                                -----------    -----------
                                                 (000's)    %   (000's)   %
   Tax expense at statutory Federal income
     tax rate                                     $153     34     $76     34
   State income taxes, net of Federal benefit       19      4       7      3
   Meals and entertainment disallowance              5      1       3      1
   Life insurance, net                               -      -       4      2
   Other, net                                        1      -       7      3
                                                 -----    ----   ----   ----
   Actual tax expense                             $178     39     $97     43
                                                 =====    ====   ====   ====


The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                              December 31,  December 31,
                                                 1995           1994
                                               --------      ---------
   Deferred tax assets:
     Accounts receivable                      $  9,251       $  7,323
     Inventories                                36,181         62,451
     Accrued vacation                            3,171          3,171
     State net operating loss carryforward      10,900         10,900
                                               -------       --------
                                                59,503         83,845
   Deferred tax liabilities:
     Deferred costs - Renacidin                (33,121)       (44,625)
     Other                                     (10,000)       (10,000)
                                               -------        --------
                                               (43,121)       (54,625)
            Net deferred tax asset             $16,382        $29,220
                                               =======        =======

As of December 31, 1995 and 1994, no valuation allowance was required with respect to realization of the Company's deferred tax assets.

7.   BENEFIT PLANS:

Pension Plan

The Company has a non-contributory defined benefit pension plan which covers substantially all of its employees. Benefits are based on years of service and employees' compensation prior to retirement. Amounts are funded in accordance with the requirements of ERISA (Employee Retirement Income Security Act of 1974) and the plan is administered by a trustee who is responsible for payments to retirees. The plan assets primarily consist of cash equivalents, bonds, commercial paper and mortgage backed securities, and are recorded at fair value within the plan.

Net pension cost, included the following components:

                                                      Year Ended   Year Ended
                                                     December 31, December 31,
                                                        1995          1994
                                                     ----------   ----------

     Service cost - benefits earned during the period $  57,502     $ 54,756
     Interest cost on projected benefit obligation       75,906       76,456
     Actual return on plan assets                      (149,198)      35,920
     Net amortization and deferral                       59,957     (145,040)
                                                      ---------     --------

           Net pension cost                            $ 44,167     $ 22,092
                                                       ========     ========

In calculating amortization for any prior service costs, the straight-line method has been used over the average remaining service period of employees expected to receive benefits under the plan.

The funded status of the Company's pension plan was as follows:

                                                 December 31,   December 31,
                                                     1995           1994

Actuarial present value of benefit obligations:
   Accumulated benefit obligation, including
   vested benefits of $918,972 and $779,085     $   931,833     $   793,953
                                                ===========     ===========

   Projected benefit obligation                  $1,390,435      $1,056,161

   Plan assets at fair value                      1,085,850       1,043,041
                                                -----------     -----------
   Projected benefit obligation in excess of        304,585          13,120
      plan assets
Unrecognized net (loss) gain                       (261,979)          5,127
   Unrecognized net transition obligation           (31,280)        (35,779)
                                                ------------    ------------
   Accrued (prepaid) pension cost              $     11,326    $    (17,532)
                                                ============    ============

For the years ended December 31, 1995 and 1994, the projected benefit obligation was determined using a discount rate of 6.25% and 7.25% and a rate of increase in future compensation of 5.16% and 5.12%, respectively. For the years ended December 31, 1995 and 1994, the expected long-term rate of return on plan assets was 9%.

401(k) Plan

The Company maintains a 401(k) Plan for all of its employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of each employee's elective deferral up to 2% of weekly pay for a 4% employee deferral. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $26,000 and $25,000 for the years ended December 31, 1995 and 1994, respectively.

Stock Option Plans

The Company maintains two stock option plans, the 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD"), each of which provide for the issuance of up to 100,000 shares of common stock. Such options are exercisable either upon grant or after a waiting period specified in the agreement.

The following summarizes the stock option transactions under both plans.

                                                          EISOP      NSSOPD
                                                         ------      ------
     Options outstanding, December 31, 1993              33,500       8,000
        Granted                                           6,500       8,000
        Surrendered/expired                              (7,000)     (2,000)
                                                         ------      ------
     Options outstanding, December 31, 1994              33,000      14,000
        Surrendered/expired                              (2,500)       -
                                                         ------      ------
     Options outstanding, December 31, 1995              30,500      14,000
                                                         ======      ======
        Exercisable at December 31, 1995                 30,500      14,000
                                                         ======      ======
        Available for grant, December 31, 1995           69,500      86,000
                                                         ======      ======

(a) The exercise prices of the options outstanding at December 31, 1995 range from $2.125 to $5.00.

8.   NATURE OF BUSINESS AND SEGMENT INFORMATION:

The Company operates in two industry segments (Note 1). Certain financial and operating data related to the Company's segments are as follows:

                                        As of or for    As of or for
                                       the year ended  the year ended
                                        December 31,    December 31,
                                           1995            1994
                                        -----------    -----------
     Revenue:
        Guardian                         $5,333,993     $5,094,194
        Eastern                           1,628,622      1,595,788
                                        -----------    -----------
            Total                        $6,962,615     $6,689,982
                                         ==========     ==========

     Earnings from operations:
        Guardian                        $   668,495     $  438,361
        Eastern                               9,035          4,749
        Corporate                          (128,802)      (114,073)
                                        -----------    -----------
            Total                       $   548,728     $  329,037
                                        ===========     ==========

     Identifiable Assets:
        Guardian                         $2,963,289     $2,935,725
        Eastern                           1,296,509      1,317,806
        Corporate                         1,656,017      1,761,101
                                        -----------    -----------
            Total                        $5,915,815     $6,014,632
                                         ==========     ==========

     Depreciation and Amortization:
        Guardian                           $211,901       $199,121
        Corporate                            97,022         87,879
                                         ----------     ----------
            Total                          $308,923       $287,000
                                           ========       ========

     Capital Expenditures:
        Guardian                           $152,662       $116,035
        Corporate                           100,803        159,563
                                          ---------      ---------
            Total                          $253,465       $275,598
                                           ========       ========

The Company sells to companies in various industries throughout the United States and Europe. Due to the diversity of its product line, distribution area and customer base, management does not believe there is a significant concentration of credit risk. During 1994, most shipments to Europe were handled through Customer A. In 1995, the Company negotiated new arrangements with its European distributors and began shipping directly to some of the larger European distributors, thus decreasing the sales to Customer A. Revenues from significant customers exceeding 10% of total revenue and to companies in foreign countries are summarized as follows:

                                               Percentage of Revenue
                                               ---------------------
                                           Year Ended        Year Ended
                                      December 31, 1995   December 31, 1994
     Significant customers:
       Customer A (United Kingdom)            10%                 18%
       Customer B (United States)             10%                 12%
       Customer C (France)                    10%                  -

9.   CASH FLOW INFORMATION:

Cash payments for interest were $108,349 and $115,049 for the years ended December 31, 1995 and 1994, respectively. Cash payments for income taxes were $207,315 and $175,976 for the years ended December 31, 1995 and 1994, respectively.

10.  COMMITMENTS AND CONTINGENCIES:

Royalties

In 1986, the Company executed a royalty agreement with UNIR-Clorpactin, a Texas partnership. In 1986, the partnership paid the Company a $350,000 fee, which is non-refundable and whose use is unrestricted. Under the original terms of the agreement, the partnership was to receive for a seven-year period a 10% royalty on all sales by the Company of the product Clorpactin. On February 24, 1993 this agreement was extended for a period of three years. The royalty payments shall be made quarterly during such period which runs from March 1, 1993 to February 28, 1996. Royalty expense related to this agreement was $31,111 and $30,849 for the years ended December 31, 1995 and 1994, respectively.

Recall

On September 30, 1992, the Company entered into a distribution agreement with Baker Norton Pharmaceuticals ("Baker"), a division of IVAX Corp., whereby Baker obtained the exclusive right to distribute Lubraseptic Jelly in the U.S., Canada, Ireland and the United Kingdom. During fiscal 1994, the Company voluntarily recalled Lubraseptic Jelly in response to newly acquired knowledge that the sterilization process for the product was adversely affecting the level of active ingredients in the product. The Food and Drug Administration has agreed to permit the Company to re-market the recalled inventory as a urological lubricant. As a result, the agreement with Baker was terminated and Baker returned a total of approximately $200,000 of product to the Company, for which the Company has recorded a liability to Baker of an equal amount. The Company is in the process of relabeling the product and believes it will be sold, without loss.

Litigation

In February, 1994 the Eastern Chemical Division ("Eastern") was served with a complaint filed by the State of New Jersey to recover the costs it incurred in cleaning up a warehouse in New Jersey where the State found several thousand drums of surplus and waste chemicals, some of which it feared contained hazardous materials that could contaminate the site. Approximately 10 drums were surplus chemicals sold by Eastern to a company that stored the drums on the site. Eastern is one of approximately 30 defendants named in the complaint, which includes many large chemical companies, as well as several universities around the United States. The State of New Jersey and most of the defendants including the Company, recently agreed to settle the case without any admission of responsibility on the part of the defendants, and the Company is now awaiting the final settlement, which it expects to take place by the end of April, 1996. The Company believes that settling the case will be far less costly to it than litigation. The Company's share of the settlement amount is anticipated to be approximately $26,000. A reserve for this amount has been provided for in the December 31, 1995 financial statements.

The Company is involved in various legal matters involving claims and counterclaims arising from the ordinary course of business. In the opinion of the Company's management and its in-house legal counsel, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's financial position and results of operations.