Form 10QSB
period 1996-03-31
UNITED GUARDIAN INC
filed 1996-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

____X____  Quarterly report under Section 13 or 15(d) of the Securities

           Exchange Act of 1934

For the quarterly period ended  _____March 31, 1996_____

_________Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from _________  to  _________

Commission File Number   ____0-7855___

                             UNITED-GUARDIAN, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                11-1719724
- -------------------------------        -----------------------------------
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
 Incorporation or Organization)

               230 Marcus Boulevard, Hauppauge, New York 11788
               -----------------------------------------------
                   (Address of Principal Executive Offices)


                                 (516) 273-0900
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


         ---------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ____X____         No  ________

    APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                        THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes __________         No  _________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                               4,762,889
               -------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                          Page No.
                                                          --------

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three Months Ended
                  March 31, 1996 and 1995                     2

         Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995        3-4

         Consolidated Statements of Cash Flows -
                  Three Months Ended
                  March 31, 1996 and 1995                     5

         Consolidated Notes to Financial Statements           6

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                  7

Part II  Other Information                                    8

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------
                                               1996              1995
                                               ----              ----

Net sales                                 $  1,929,386     $   1,686,521
                                            ----------        ----------
Costs and expenses:
     Cost of sales                           1,245,754         1,160,643
     Operating expenses                        487,520           450,143
                                            ----------        ----------
                                             1,733,274         1,610,786
                                            ----------        ----------
           Earnings from operations            196,112            75,735

Other income (expense):
     Interest income                             1,909             2,379
     Interest expense                          (22,553)          (29,260)
                                            ----------         ---------
           Earnings before income taxes        175,468            48,854

Provision for income taxes                      66,600            17,500
                                            ----------         ---------
           Net earnings                   $    108,868     $      31,354
                                            ==========         =========

Earnings per common share                 $        .02     $         .01
                                            ==========         =========



                    See notes to financial statements.
                                    2

                            UNITED-GUARDIAN, INC.
                         CONSOLIDATED BALANCE SHEETS



                                               MARCH 31,       DECEMBER 31,
                                                 1996              1995
                                              ----------       -----------
                       ASSETS                 (UNAUDITED)
Current assets:
    Cash and cash equivalents              $     462,809    $     307,061
    Accounts receivable
         (less allowance for doubtful
          accounts of $24,802 at
          March 31, 1996 and
          December 31, 1995)                     906,595        1,044,678
     Inventories                               2,278,296        2,289,328
     Prepaid expenses and other
          current assets                         169,044          148,678
     Deferred income taxes                        59,503           59,503
                                              ----------       ----------
              Total current assets             3,876,247        3,849,248
                                              ----------       ----------

Property, plant and equipment:
     Land                                         69,000           69,000
     Factory equipment and fixtures            2,033,506        1,973,589
     Building and improvements                 1,712,558        1,698,205
     Waste disposal plant                        133,532          133,532
                                              ----------       ----------
                                               3,948,596        3,874,326
      Less: Accumulated depreciation           2,429,372        2,380,652
                                              ----------       ----------
                                               1,519,224        1,493,674
      Assets under capital leases, net            18,850           22,965
                                              ----------       ----------
                                               1,538,074        1,516,639
                                              ----------       ----------

Other assets:
      Processes and patents, net                 437,618          459,546
      Other                                      176,443           90,382
                                              ----------       ----------
                                                 614,061          549,928
                                              ----------       ----------
                                           $   6,028,382    $   5,915,815
                                              ==========       ==========




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,        DECEMBER 31,
                                               1996               1995
                                           ------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                    $    498,756      $     545,901
      Notes payable - banks                    140,000            100,000
      Accrued expenses and other               168,316            147,670
      Current portion of long term
          debt and capital lease
          obligations                          126,149            119,382
                                           -----------       ------------
            Total current liabilities          933,221            912,953
                                           -----------       ------------
Long-term debt                                 711,975            727,462
                                           -----------       ------------
Capital lease obligations                        3,971              5,053
                                           -----------       ------------
Deferred income taxes                           43,121             43,121
                                           -----------       ------------

Stockholders' equity:
   Common stock $.10 par value,                476,289            476,289
       authorized 10,000,000 shares,
       issued and outstanding
       4,762,889 shares
   Capital in excess of par value            3,089,380          3,089,380
   Retained earnings                           770,425            661,557
                                           -----------       ------------
            Total stockholders' equity       4,336,094          4,227,226
                                           -----------       ------------
                                          $  6,028,382      $   5,915,815
                                           ===========       ============




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                                     1996           1995
                                                     ----           ----

Cash flows from operating activities:
  Net earnings                                  $   108,868    $   31,354
  Adjustments to reconcile net earnings
     to net cash flows provided by
    (used in) operations:
       Depreciation and amortization                 74,763        70,652
       (Increase) decrease in assets:
          Accounts receivable                       138,083        70,860
          Inventories                                11,032       (58,937)
          Prepaid expenses and other assets        (106,427)      (16,397)
       Increase (decrease) in liabilities:
          Accounts payable                          (47,145)     (124,010)
          Accrued expenses and other                 20,646       (32,841)
                                                  ---------      --------
        Net cash provided by (used in)
             operating activities                   199,820       (59,319)
                                                  ---------      --------

Cash flows from investing activities:
   Acquisition of property, plant and
      equipment                                     (74,270)      (72,059)
                                                  ---------      --------
        Net cash (used in) investing activities     (74,270)      (72,059)
                                                  ---------      --------

Cash flows from financing activities:
   Increase notes payable-bank, net                  40,000        50,000
   Principal payments on long-term debt             (28,720)      (28,720)
   Proceeds from long term debt                      20,000         ---
   Principal payments on capital lease
           obligations                               (1,082)       (5,219)
                                                  ---------      --------
        Net cash provided by
             financing activities                    30,198        16,061
                                                  ---------      --------
Net increase (decrease) in cash
      and cash equivalents                          155,748      (115,317)

Cash and cash equivalents at beginning
          of period                                  307,061      477,324
                                                  ----------     --------
Cash and cash equivalents at
          end of period                         $    462,809   $  362,007
                                                  ==========     ========




                    See notes to financial statements.
                                    5

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1995 Annual Report.

         2. The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

         3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest were $22,266 and $30,639 for the three months ended March 31, 1996 and March 31, 1995 respectively.

     Cash payments for income taxes were $35,183 and $38,991 for the three months ended March 31, 1996 and March 31, 1995 respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net Sales. Net Sales increased $242,865 (14.4%) for the three months ended March 31, 1996 as compared to the comparable period in 1995. The Guardian division had a sales increase of $201,869 (15.9%) while the Eastern division had a sales increase of $40,993 (9.8%). The Guardian sales increase was primarily due to increased sales of cosmetic products.

         Cost of Sales. As a percentage of sales, cost of sales decreased from 68.8% for the three months ended March 31, 1995 to 64.6% in the comparable period in 1996. This decrease is mainly due to the absorption of plant fixed costs by significantly higher revenue in 1996 as compared to 1995.

         Operating Expenses increased $37,377 (8.3%) for the three months ended March 31, 1996 when compared to the comparable period in 1995. The increase was primarily due to increases in payroll and payroll related costs.

         Interest Expense decreased $6,707 (22.9%) for the three months ended March 31, 1996 when compared to the comparable period in 1995. This decrease was mainly due to the decrease in interest rates and a lower average balance of bank loans outstanding.

         Interest Income decreased $470 (19.8%) for the three months ended March 31, 1996 when compared to the comparable period in 1995. This decrease is primarily due to the decrease in interest rates.

Financial Condition

         Working capital was $2,936,295 at December 31, 1995 and $2,943,026 at March 31, 1996. The current ratio remained unchanged at 4.2 to 1 at December 31, 1995 and March 31, 1996. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements.

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


                                       UNITED-GUARDIAN, INC.
                                       (Registrant)


                                       By: Alfred R. Globus
                                       Chief Executive Officer and
                                       Chief Financial Officer

Date:  May 13, 1996