Form 10QSB
period 1996-06-30
UNITED GUARDIAN INC
filed 1996-08-14
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

___X___ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended  _______June 30, 1996______

_______  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from  ____________ to _________

Commission File Number  ____0-7855____

         ______________________UNITED-GUARDIAN, INC._____________________
         (Exact Name of Small Business Issuer as Specified in Its Charter)

_________Delaware______________        ____________11-1719724_____________
(State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
  Incorporation or Organization)

__________________230 Marcus Boulevard., Hauppauge, New York 11788________
                      (Address of Principal Executive Offices)

                   _______________(516) 273-0900_________________
                  (Issuer's Telephone Number, Including Area Code)

         _______________________________________________________________
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                Since Last Report)

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

Yes _________               No ________

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

__________________________________4,762,889________________________________

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Six Months Ended
                  June 30, 1996 and 1995                               2

         Consolidated Balance Sheets -
                  June 30, 1996 and December 31, 1995                  3-4

         Consolidated Statements of Cash Flows -
                  Six Months Ended
                  June 30, 1996 and 1995                               5

         Consolidated Notes to Financial Statements                    6

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           7

Part II. Other Information                                             8

                                   UNITED-GUARDIAN, INC.
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                        (UNAUDITED)

                                                 SIX MONTHS ENDED                            THREE MONTHS ENDED
                                                      JUNE 30,                                    JUNE  30,
                                            1996                 1995                     1996                  1995
                                            ----                 ----
Revenue:
      Net sales                      $   4,058,741         $   3,572,010           $    2,129,355        $    1,885,489
      Fees and retainers                    25,000                25,000                   25,000                25,000
                                         ---------             ---------                ---------             ---------
                                         4,083,741             3,597,010                2,154,355             1,910,489
                                         ---------             ---------                ---------             ---------
Costs and expenses:
      Cost of Sales                      2,596,856             2,321,635                1,351,102             1,160,992
      Operating expenses                   983,039               921,933                  495,519               471,790
                                         ---------             ---------                ---------             ---------
                                         3,579,895             3,243,568                1,846,621             1,632,782
                                         ---------             ---------                ---------             ---------

            Earnings from operations       503,846               353,442                  307,734               277,707

Other income (expense):
      Interest income                        4,166                 4,212                    2,257                 1,833
      Interest expense                     (45,869)              (57,875)                 (23,316)              (28,615)
                                         ----------            ----------               ----------            ----------

        Earnings before income taxes       462,143               299,779                  286,675               250,925


Provision for income taxes                 175,300               113,800                  108,700                96,300
                                         ---------             ---------                ---------             ----------

            Net earnings                   286,843               185,979                  177,975               154,625
                                         =========             =========                =========             =========
Earnings per common share           $         0.06        $         0.04           $         0.04        $         0.03
                                         =========             =========                =========             =========






                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30         DECEMBER 31
                                                1996               1995
                                            ------------       -------------
              ASSETS                         (UNAUDITED)

Current assets:
    Cash and cash equivalents           $      310,833      $      307,061
    Accounts receivable
         (less allowance for doubtful
          accounts of $24,802 at
          June 30, 1996 and
          December 31, 1995)                 1,061,632           1,044,678
     Inventories                             2,186,285           2,289,328
     Prepaid expenses and other
          current assets                       187,649             148,678
     Deferred income taxes                      59,503              59,503
                                           -----------         -----------
              Total current assets           3,805,902           3,849,248
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,028,518           1,973,589
     Building and improvements               1,725,063           1,698,205
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             3,956,113           3,874,326
      Less: Accumulated depreciation         2,469,732           2,380,652
                                           -----------         -----------
                                             1,486,381           1,493,674
      Assets under capital leases, net          14,735              22,965
                                           -----------         -----------
                                             1,501,116           1,516,639
                                           -----------         -----------

Other assets:
      Processes and patents, net               415,690             459,546
      Other                                    177,368              90,382
                                           -----------         -----------
                                               593,058             549,928
                                           -----------         -----------
                                        $    5,900,076      $    5,915,815
                                           ===========         ===========



                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                           JUNE 30,              DECEMBER 31,
                                             1996                    1995
                                      -----------------         --------------
LIABILITIES AND                           (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                   $    351,347             $    545,901
   Notes payable - banks                     ---                    100,000
   Accrued expense and other               200,132                  147,670
   Current portion of long term
      debt and capital lease
      obligations                          118,519                  119,382
                                         ---------                ---------
         Total current liabilities         669,998                  912,953
                                         ---------                ---------
Long-term debt                             670,000                  727,462
                                         ---------                ---------
Capital lease obligations                    2,888                    5,053
                                         ---------                ---------
Deferred income taxes                       43,121                   43,121
                                         ---------                ---------

Stockholders' equity:
   Common stock $.10 par value,            476,289                  476,289
      authorized 10,000,000 shares,
      issued and outstanding
      4,762,889 shares
   Capital in excess of par value        3,089,380                3,089,380
   Retained earnings                       948,400                  661,557
                                         ---------                ---------
         Total stockholders' equity      4,514,069                4,227,226
                                         ---------                ---------
                                      $  5,900,076             $  5,915,815
                                         =========                =========





                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                      1996          1995
                                                    -------        ------

Cash flows provided by operating activities:
  Net earnings                                  $   286,843    $   185,979
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                 141,166        150,237
      (Increase) decrease in assets:
         Accounts receivable                        (16,954)           686
         Inventories                                103,043         60,505
         Prepaid expense and other assets          (125,957)       (20,178)
      Increase (decrease) in liabilities:
         Accounts payable                          (194,554)      (236,559)
         Accrued expenses and other                  52,462          2,898
                                                   ---------      ---------
      Net cash provided by operating activities     246,049        143,568
                                                   ---------      ---------

Cash flows from investing activities:
   Acquisition of property, plant and equipment     (81,787)      (143,522)
                                                   ---------      ---------
      Net cash (used in) investing activities       (81,787)      (143,522)
                                                   ---------      ---------
Cash flows from financing activities:
   Increase (decrease) notes payable-bank, net     (100,000)      (100,000)
   Principal payments on long-term debt             (57,462)       (57,465)
   Principal payments on capital lease
     obligations                                     (3,028)        (7,915)
                                                   ---------      ---------

     Net cash (used in) financing activities       (160,490)      (165,380)
                                                   --------       ---------

Net increase (decrease) in cash and cash
  equivalents                                         3,772       (165,334)

Cash and cash equivalents at beginning
  of period                                         307,061        477,324
                                                   ---------      ---------
Cash and cash equivalents at end of period      $   310,833    $   311,990
                                                   =========      =========


                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995.The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1995 Annual Report.

     2. The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year. .

     3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest were $47,257 and $58,871 for the six months ended June 30, 1996 and 1995 respectively.

     Cash payments for taxes were $125,308 and $76,409 for the six months ended June 30, 1996 and 1995 respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- ---------------------

     Gross Revenue from Operations. Revenue increased $486,731 (13.5%) for the six months ended June 30, 1996 as compared to the comparable period in 1995. The Guardian division had a sales increase of $258,430 (9.4%) while the Eastern division had a sales increase of $228,301 (27.7%). The Guardian sales increase was primarily due to increased sales volume and price increases on some cosmetic products. The Eastern sales increase was primarily due to increased demand for its products.

     For the three month period ended June 30, 1996, revenue increased $243,866 (12.8%) over the comparable period in 1995. Sales of the Eastern division increased $187,308 (46.2%) while sales of the Guardian division increased $56,558 (3.8%). The sales increases were primarily due to increased demand for the Company's products.

     Cost of Sales. As a percentage of sales, cost of sales decreased from 65% for the six months ended June 30, 1995 to 64% in the comparable period in 1996. This decrease is mainly due to the absorption of plant fixed costs by higher revenue in 1996 as compared to 1995.

     Cost of sales, as a percentage of sales, increased from 61.6% for the three month period ended June 30, 1995 to 63.5% for the comparable period in 1996. This increase was mainly due to the substantial increase in sales of the Eastern division which operates at a higher cost factor than the Guardian division.

     Operating Expenses increased $61,106 (6.6%) in the six months ended June 30, 1996 when compared to the comparable period in 1995. For the three months ended June 30, 1996 there was an increase of $23,729 (5%) over the comparable period in 1995. These increases were primarily due to increases in payroll and payroll related costs.

     Interest Expense decreased $12,006 (20.7%) in the six months ended June 30, 1996 when compared to the comparable period in 1995 and $5,299 (18.5%) in the three month period ended June 30, 1996 over the comparable period in 1995. These decreases were mainly due to the decrease in interest rates and a lower average balance of bank loans outstanding.

FINANCIAL CONDITION
- -------------------

     Working capital increased from $2,936,295 at December 31, 1995 to $3,135,904 at June 30, 1996 primarily as a result of cash provided by operations. The working capital ratio increased from 4.2 to 1 at December 31, 1995 to 5.7 to 1 at June 30, 1996. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements.

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

Date:  August 14, 1996