Form 10QSB
period 1996-09-30
UNITED GUARDIAN INC
filed 1996-11-01
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities Exchange
---------    Act of 1934


For the quarterly period ended   September 30, 1996
                               ----------------------

_________ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________  to  ___________

Commission File Number    0-7855
                        ----------

                              UNITED-GUARDIAN, INC.
-----------------------------------------------------------------------------
         (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                   11-1719724
-------------------------------           -----------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
  Incorporation or Organization)

                230 Marcus Boulevard., Hauppauge, New York 11788
-----------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                (516) 273-0900
-----------------------------------------------------------------------------
                  (Issuer's Telephone Number, Including Area Code)

-----------------------------------------------------------------------------
         (Former Name, Former Address and Former Fiscal Year, if Changed
                                     Since Last Report)

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
    ----------               -----------

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                              4,762,889
-----------------------------------------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                Page No.

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Nine Months Ended
                  September 30, 1996 and 1995                       2

         Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995          3-4

         Consolidated Statements of Cash Flows -
                  Nine Months Ended
                  September 30, 1996 and 1995                       5

         Consolidated Notes to Financial Statements                 6

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                        7

Part II. Other Information                                          8

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)



                                NINE MONTHS ENDED         THREE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                                1996        1995           1996        1995
                             ---------    ---------      ---------   ---------
Revenue:
 Sales                     $ 5,794,771  $ 5,153,384    $ 1,736,000  $1,581,374
 Fees and retainers             35,000       25,000         10,000       ---
                             ---------    ---------      ---------   ---------
                             5,829,771    5,178,384      1,746,030   1,581,374
                             ---------    ---------      ---------   ---------
Costs and expenses:
 Cost of sales               3,663,646    3,295,572      1,066,790     973,937
 Operating expenses          1,486,573    1,376,873        503,534     454,940
                             ---------    ---------      ---------   ---------
                             5,150,219    4,672,445      1,570,324   1,428,877
     Earnings from           ---------    ---------      ---------   ---------
         operations            679,552      505,939        175,706     152,497

Other income (expense):
 Interest income                 9,419        6,815          5,253       2,603
 Interest expense              (65,222)     (82,166)       (19,353)    (24,291)
 Gain on sale of
    equipment                   45,000         ---          45,000       ---
                             ---------    ----------      ---------  ---------
     Earnings before
        income taxes           668,749      430,588        206,606     130,809

Provision for income
     taxes                     254,300      162,500         79,000      48,700
                             ---------    ----------     ---------   ---------
     Net earnings           $  414,449  $   268,088    $   127,606  $   82,109
                             =========    ==========     =========   =========
Earnings per common
    share                   $      .09  $       .06    $      .03  $      .02
                             =========    =========      =========   =========









                      See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                     SEPTEMBER 30, 1996     DECEMBER 31, 1995
                                     ------------------     -----------------
              ASSETS                     (UNAUDITED)

Current assets:
    Cash and cash equivalents          $    498,555            $    307,061
    Accounts receivable
      (less allowance for doubtful
        accounts of $24,981 at
        September 30, 1996 and
        $24,802 at December 31,1995)        808,606               1,044,678
     Inventories                          2,237,289               2,289,328
     Prepaid expenses and other
          current assets                    180,833                 148,678
     Deferred income taxes                   59,503                  59,503
                                        ------------             -----------
              Total current assets        3,784,786               3,849,248
                                        ------------             -----------

Property, plant and equipment:
     Land                                    69,000                  69,000
     Factory equipment and fixtures       2,093,007               1,973,589
     Building and improvements            1,744,192               1,698,205
     Waste disposal plant                   133,532                 133,532
                                        ------------             -----------
                                          4,039,731               3,874,326
      Less: Accumulated depreciation      2,527,119               2,380,652
                                        ------------             -----------
                                          1,512,612               1,493,674
      Assets under capital leases,net        10,944                  22,965
                                        ------------             -----------
                                          1,523,556               1,516,639
                                        ------------             -----------
Other assets:
     Processes and patents, net             393,762                 459,546
     Other                                  177,335                  90,382
                                        ------------             -----------
                                            571,097                 549,928
                                        ------------             -----------
                                       $  5,879,439            $  5,915,815
                                        ============             ===========






                    See notes to financial statements.

                            UNITED-GUARDIAN, INC.
                         CONSOLIDATED BALANCE SHEETS



                                     SEPTEMBER 30, 1996       DECEMBER 31,1995
                                     ------------------       ----------------
LIABILITIES AND                           (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                 $    328,111           $     545,901
      Notes payable - banks                   ----                  100,000
      Accrued expense and other             247,040                 147,670
      Current portion of long term
         debt and capital lease
         obligations                        116,019                 119,382
                                        ------------             -----------
            Total current liabilities       691,170                 912,953
                                        ------------             -----------
Long-term debt                              501,667                 727,462
                                        ------------             -----------
Capital lease obligations                     1,806                   5,053
                                        ------------             -----------
Deferred income taxes                        43,121                  43,121
                                        ------------             -----------
Stockholders' equity:
     Common stock $.10 par value,           476,289                 476,289
       authorized 10,000,000 shares,
           issued and outstanding
           4,762,889 shares
     Capital in excess of par value       3,089,380               3,089,380
       Retained earnings                  1,076,006                 661,557
                                        ------------             -----------
        Total stockholders' equity        4,641,675               4,227,226
                                        ------------             -----------
                                       $  5,879,439            $  5,915,815
                                        ============             ===========






                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1996            1995
                                                       --------        --------
Cash flows provided by operating activities:
    Net earnings                                    $   414,449    $    268,088
    Adjustments to reconcile net earnings (loss)
          to net cash flows from operations:
             Depreciation and amortization              224,272         225,511
             Gain on sale of equipment                  (45,000)          ----
             (Increase) decrease in assets:
               Accounts receivable                      236,072         (25,567)
               Inventories                               52,039        (172,060)
               Prepaid expense and other assets        (119,108)          5,236
              Increase (decrease) in liabilities:
               Accounts payable                        (217,790)       (238,174)
               Accrued expenses and other                99,370            (657)
                                                       ---------       ---------
         Net cash provided by operating activities      644,304          62,377
                                                       ---------       ---------

Cash flows from investing activities:
     Acquisition of property, plant and equipment      (165,405)       (192,341)
     Proceeds from sale of equipment                     45,000           ----
                                                       ---------       ---------
         Net cash (used in) investing activities       (120,405)       (192,341)
                                                       ---------       ---------

Cash flows from financing activities:
   Increase (decrease) notes payable-bank, net         (100,000)        (50,000)
   Principal payments on long-term debt                (225,795)        (86,234)
   Principal payments on capital lease
           obligations                                   (6,610)        (10,608)
                                                       ---------       ---------
             Net cash (used in) financing activities   (332,405)       (146,842)
                                                       ---------       ---------
Net increase(decrease)in cash and cash equivalents      191,494        (276,806)

Cash and cash equivalents at beginning
          of period                                     307,061         477,324
                                                       ---------       ---------
Cash and cash equivalents at
          end of period                             $   498,555     $   200,518
                                                       =========       =========





                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995.The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1995 Annual Report.

     2. The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

     3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest were $66,610 and $83,948 for the nine months ended September 30, 1996 and 1995 respectively.

     Cash payments for taxes were $173,183 and $157,245 for the nine months ended September 30, 1996 and 1995 respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Gross Revenue from Operations. Revenue increased $651,387 (12.6%) for the nine months ended September 30, 1996 as compared to the comparable period in 1995. The Guardian division had a sales increase of $317,874 (8.1%) while the Eastern division had a sales increase of $323,513 (25.8%). The Guardian sales increase was primarily due to increased sales volume and price increases on some cosmetic products. The Eastern sales increase was primarily due to increased demand for its products.

         For the three month period ended September 30, 1996, revenue increased $164,656 (10.4%) over the comparable period in 1995. Sales of the Eastern division increased $95,212 (22.3%) while sales of the Guardian division increased $59,444 (5.1%). The sales increases were primarily due to increased demand for the Company's products.

         Cost of Sales. As a percentage of sales, cost of sales decreased from 63.9% for the nine months ended September 30, 1995 to 63.2% in the comparable period in 1996. This decrease is mainly due to the absorption of plant fixed costs by higher revenue in 1996 as compared to 1995.

         Cost of sales, as a percentage of sales, decreased from 61.6% for the three month period ended September 30, 1995 to 61.4% for the comparable period in 1996. This increase was mainly due to the absorption of plant fixed costs by higher revenue in 1996 as compared to 1995.

         Operating Expenses increased $109,700 (8%) in the nine months ended September 30, 1996 when compared to the comparable period in 1995. For the three months ended September 30, 1996 there was an increase of $48,594 (10.7%) over the comparable period in 1995. These increases were primarily due to increases in payroll and payroll related costs.

         Interest Expense decreased $16,944 (20.6%) in the nine months ended September 30, 1996 when compared to the comparable period in 1995 and $4,938 (20.3%) in the three month period ended September 30, 1996 over the comparable period in 1995. These decreases were mainly due to a lower average balance of bank loans outstanding.

         Gain on Sale of Equipment. The Company realized a gain on sale of equipment amounting to $45,000 during the three and nine month periods ended September 30, 1996. No gains were realized during the comparable three and nine month periods in 1995.


FINANCIAL CONDITION

         Working capital increased from $2,936,295 at December 31, 1995 to $3,093,616 at September 30, 1996 primarily as a result of cash provided by operations. The working capital ratio increased from 4.2 to 1 at December 31, 1995 to 5.5 to 1 at September 30, 1996. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements.

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

Date:  November 1, 1996