Form 10KSB
period 1996-12-31
UNITED GUARDIAN INC
filed 1997-03-28
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 1O-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1996



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

____230 Marcus Blvd., Hauppauge, NY_____               ___11788__
(Address or principal executive offices)               (Zip Code)

Issuer's telephone number, including area code: ___(516) 273-0900___

Securities registered pursuant to Section l2(b) of the Exchange Act:

         Title of each class          Name of each exchange on which registered
    ----------------------------      -----------------------------------------
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

         The Registrant's revenues for the fiscal year ended December 31, 1996 were $8,036,546.

         On March 7, 1997, the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $5,296,473. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant are affiliates of the Registrant and no person, other than Alfred R. Globus, is an affiliate by virtue of his stockholdings. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

         On March 7, 1997 the Registrant had issued and outstanding 4,762,889 shares of Common Stock, $.10 par value per share ("Common Stock").

         Transitional  Small Business  Disclosure Format (check one):
Yes |_| No |X|

                   DOCUMENTS INCORPORATED BY REFERENCE:

         The information required by Part III (Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "1997 Proxy Statement") in connection with its 1997 annual meeting of stockholders, which is to be filed no later than April 30, 1997 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

                                 PART 1

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

               The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the Registrant's LUBRAJEL(R) line of cosmetic ingredients, and its line of RENACIDIN(R) pharmaceutical products, accounted for approximately 60% of the Registrant's sales in 1996. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

         (2) Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Registrant, distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. Since the Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, the Registrant is currently exploring the feasibility of selling the Eastern operation. The Registrant believes that by doing so it will be able to focus its efforts on the Guardian division, which it believes has much larger growth potential.

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

         During 1996, Guardian's sales accounted for approximately 75% of the Registrant's total product sales.

         Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 1996 sales from these two product lines accounted for approximately 80% of Guardian's sales, and 60% of the sales of the Registrant as a whole.

         LUBRAJEL

         LUBRAJEL is a non-drying water-based lubricating gel which has applications in the medical field as a lubricant, and in the cosmetic industry as a moisturizer and as a base for other cosmetic products. As a medical lubricant it is used on prelubricated enema tips and thermometers, and as a lubricant for catheters. In the cosmetic industry it is used as a stable gel for application around the eyes and on the face, and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. During 1996, sales of LUBRAJEL products increased by 15% compared with 1995. During 1996, sales of LUBRAJEL products represented 58% of Guardian's sales and 44% of the sales of the Registrant as a whole.

         Revenue from the sale of the Registrant's LUBRAJEL products increased compared with the previous year as a result of (a) increased sales of product resulting from Registrant's increased marketing efforts, and in particular its new marketing alliance with International Specialty Products ("ISP")(discussed in more detail in the "Domestic Sales" and "Foreign Sales" sections below), and (b) a price increase on some forms of Lubrajel instituted during 1996. In particular, sales of LUBRAJEL CG (the original form of LUBRAJEL) increased 26% from $759,468 in 1995 to $954,181 in 1996. Sales of LUBRAJEL MS (the most popular form of Lubrajel) increased 12% from $1,103,982 in 1995 to $1,233,094 in 1996. As a result of the new marketing alliance with ISP Registrant believes that LUBRAJEL sales will increase in 1997, despite increased competition from the recent introduction of two competitive products by European producers. The Registrant believes that Lubrajel's reputation for quality and reliability, as well as Registrant's innovations to the Lubrajel product line, will enable it to compete effectively with these new products.

         The Registrant is developing other uses for LUBRAJEL.  See "Item
1. Description of Business-Research and Development Activities."

         RENACIDIN

         RENACIDIN is a urological prescription drug sold by the Registrant for many years in powder form to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. The powder form of the product has to be reconstituted prior to use by the hospital, pharmacy, or nursing facility using it. On October 2, 1990 the Registrant received approval from the FDA to market, under the tradename "RENACIDIN IRRIGATION", a ready to use 10% sterile solution made from the RENACIDIN Powder. In addition to the uses previously approved for the powder, the new product is also approved for use in dissolving certain types of kidney stones. Sales of RENACIDIN IRRIGATION accounted for 18% of Guardian's sales in 1996, 84% of sales of all forms of RENACIDIN, and 14% of the sales of the Registrant as a whole. Sales of all forms of RENACIDIN increased by 2% in 1996 as a result of the gradual replacement of sales of the powder form of the product by the solution form, which is higher in cost. During 1996, sales of all forms of RENACIDIN represented 22% of Guardian's sales and 16% of the Registrant's total sales.

         RENACIDIN was designated an Orphan Drug by the FDA in 1990, entitling the Registrant to seven years of exclusive marketing from the date of approval of the New Drug Application ("NDA"). In addition, on October 9, 1990 the Patent Office issued to the Registrant a patent covering the method of manufacturing the new product. Registrant does not believe that the expiration of the Orphan Drug status will have any effect on sales of the product.

         Other Products

         Other products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 1996 are as follows:

         CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach and detergent. Although the Registrant's patent on CLORPACTIN expired in June 1983, the Registrant does not believe that it has experienced an increase in competition with respect to the product. (See "Item 1. Description of Business - Trademarks and Patents.") Sales of CLORPACTIN during 1996 accounted for approximately 5% of Guardian's sales and 3% of the total sales of the Registrant.

         LUBRAJEL RR (and LUBRAJEL RC, which is a lower cost companion product) are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is the preferred method of sterilizing medical and hospital products. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon was given the exclusive right to market the product as a catheter lubricant, and has been actively marketing the product since January, 1996. The Registrant also authorized Horizon to market another grade of LUBRAJEL RR as a component of a wound healing system. Horizon made the appropriate submissions to the FDA to market the product for this purpose, and received notification that it could do so. It has introduced this product on a limited basis. On April 11, 1995 the Registrant was granted a U.S. patent for these new forms of LUBRAJEL. Sales of LUBRAJEL RC to Horizon began in mid-1996 and amounted to about 2% of Registrant's sales and 2% of Guardian's sales in 1996.

         PHOSPHOCHOLATE is a mouth moisturizer used primarily by cancer patients. The product was developed for, and is being marketed exclusively by, Sage Products, Inc., an Illinois health care company with which the Registrant had been working since 1993. The new product is a significant improvement over a product previously marketed by Sage for many years, and has replaced all of the sales of the previous formulation. Shipments to Sage began in November, 1994, and amounted to $200,756 in 1996, an increase of 34% over 1995.

         LUBRAJEL PF is a preservative-free version of LUBRAJEL currently being marketed by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. Tests conducted by Sederma indicate that the product self-preserves, and aids in the preservation of other cosmetic ingredients with which it is formulated. Sales of Norgel in 1996 amounted to $215,125, an increase of 57% from 1995.

         KLENSOFT is a surfactant that can be used in shampoos, makeup removers, and other cosmetic formulations. Sales increased by 58% in 1996 to $58,620.

         OIL OF ORCHIDS(TM) is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers and preservatives. It is soluble in water and alcohol and acts as a supplementary moisturizer. It is also an enhancer for fragrances in perfumes and toiletries. It is sold in two forms, water soluble and oil soluble. Total sales in 1996 amounted to $64,510, a decrease of 32% from 1995.

         LUBRASIL is a special type of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining the clarity of regular LUBRAJEL. The product has a silky feel, and is water resistant while moisturizing the skin. Sales in 1996 amounted to $51,771, an increase of 3% over 1995.

         CONFETTI DERMAL ESSENTIALS is a new product introduced in 1996 that incorporates various oil-soluble ingredients into colorful flakes that can be added to and suspended in various water-based products. The product color and ingredients can be customized to the needs of individual customers. Registrant believes that its product is unique and that it has excellent market potential based on initial reaction from the many cosmetic companies now evaluating the product. The first commercial product using Confetti has already been introduced in Europe, and the Registrant expects to see expanded commercial use in 1997.

         DERMA-SURE PROTECTIVE LOTION is an alcohol-based product applied to the skin which protects the skin against grease, oil, paint, stain, and many other chemicals. The product is a consumer product that Registrant intends to market through various methods. In August, 1996 the home shopping network QVC expressed an interest in promoting the product on its network. QVC has now approved the product, and the Registrant and QVC are working out the final details of what Registrant hopes will be a long-term relationship with QVC, not only for this product but for additional products as well. Assuming that all details can be worked out satisfactorily, Registrant anticipates that sales to QVC will begin by the third quarter of 1997.

         RAZORIDE is a clear, water-based, soap-free shaving product with excellent lubricity and moisturizing properties. Registrant is currently looking into methods of marketing this product.

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

         LUBRASLIDE(TM) and a related products, B-122(TM), are powders used in the manufacture of cosmetics such as pressed powders, eye shadows, and rouges.

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

         LUBRASEPTIC(R) JELLY is a lubricating gel used during urological procedures. LUBRASEPTIC contains components that provide both local anesthesia and antibacterial action without side effects. In April, 1994 the Registrant discovered that the sterilization process for the product was adversely affecting the level of active ingredients in the product, and the Registrant voluntarily recalled the product. As a result of an agreement with the FDA the Registrant has now discontinued making antibacterial and anesthetic claims for the product, and promotes it only as a urological lubricant. The product was put back on the market in November, 1995. Registrant is no longer manufacturing the product, and when current inventory is depleted the product will be discontinued. Sales of the product have been lower than expected due to the lesser claims being made for the product, and Registrant does not expect to be able to sell all of its existing inventory in the normal course of business prior to the expiration dates on some of the lots of product. Because of this, Registrant has entered into an agreement with Source Corporation, a company specializing in barter transactions, to dispose of some of the product in exchange for trade credits that Registrant may be able to use for a three year period for other goods and services. Registrant also is looking into donating product to international aid organizations that can use the product. As a result of the above, the Registrant has reduced the carrying value of its inventory to an amount currently estimated to be recoverable from future sales of the product.

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

         COLLAGENITE

         Collagenite is a new product in which purified collagen is spun into very fine fibers and made into pads to aid in burn and wound healing. Collagen is found in human and animal connective tissue, and lends shape, elasticity, and strength to skin, as well as functioning as a metabolic component. The Registrant is interested in continuing its research into the wound healing characteristics of the product. Independent outside tests have indicated that collagen is capable of aiding in the healing of skin wounds. Engineering studies would have to be done to develop a method of spinning the product into fibers on a commercial scale. This product would require clinical studies to determine safety and efficacy, and laboratory work to determine long-term stability. FDA authorization under a Premarket Notification would be needed prior to marketing as a medical device, or a New Drug submission would have to be made if it was considered a drug.

         FELINE HEALTH PRODUCTS

         Registrant has entered into a research & development agreement with Feline Health Products to develop a new animal health care product. The product itself cannot be disclosed at this time due to secrecy obligations. The product is now undergoing testing at Cornell University.

         LIDOCAINE GEL

         Registrant has developed a new Lidocaine-based urological anaesthetic gel to replace its Lubraseptic Jelly. This product will be initially marketed through at least one outside medical products company (the first one located in the United-Kingdom). Registrant has not yet decided whether it will market this product itself.

         GLYCERYL GLYCOLATE

         This product is intended to replace the currently popular alpha-hydroxy acids with a less irritating and longer lasting product. The product is currently in the development stage.

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

         Eastern Chemical Corporation

         Eastern Chemical Corporation is a wholly-owned subsidiary of the Registrant. It distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 1996 Eastern's sales accounted for approximately 25% of the total product sales of the Registrant.

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

         Domestic Sales

         Until September 20, 1996 the Amerchol Corporation, a subsidiary of Union Carbide, was the Registrant's exclusive cosmetic distributor in the United States, Canada, Mexico, and South and Central America. Amerchol accounted for approximately 6.5% of the Registrant's sales in 1996. On September 20, 1996 Registrant entered into an agreement with ISP for them to replace Amerchol as Registrant's exclusive distributor of cosmetic products in the areas serviced by Amerchol. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis. They also have the right to sell some of Registrant's other industrial and medical products. ISP's sales in these specific territories accounted for approximately 4% of Registrant's sales in 1996.

         Foreign Sales

         In 1996 the Registrant derived approximately 39% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe, compared to 33% in 1995. The Registrant currently has seven major distributors for its cosmetic products in Europe: S. Black (Import & Export) Ltd. in the United Kingdom ("S. Black"); Sederma and Warwick-Chimilux S.A. in France; ISP in Germany and the Benelux countries; S.A. de Especialidades Quimicas in Spain; Luigi & Felice Castelli S.R.L. in Italy; and Mimox AG in Switzerland. The percentage of Registrant's sales by its largest foreign distributors were as follows:
S. Black: 7.8%; Sederma: 10.9%; and ISP (for sales outside of the territory specified in the "Domestic Sales" section above): 5.5%.

         The previous agreement between Registrant and ISP, which provided for ISP to sell Registrant's products in Europe and Asia, was entered into in December 1994. That agreement established an alliance with ISP that was intended to bring the Registrant's products to many regions of the world where either they had not been marketed before, or where previous marketing efforts had been unsatisfactory. The major focus of that agreement was the Far East, but also included Eastern Europe, Russia, and some countries in Western Europe, most importantly Germany. The agreement provided for exclusivity in those areas as long as minimum purchase requirements were met.

         The new agreement with ISP, which provides them with marketing exclusivity in North, South, and Central America, supplements the 1994 agreement and significantly expands ISP's territory. This agreement also provides for increasing yearly sales requirements in order for ISP to retain its exclusive rights. Registrant believes that this new agreement, along with the initial 1994 agreement, could have a significant impact on sales in the next few years.

         In an effort to accelerate the marketing of its products, the Registrant in late 1995 entered into an agreement with Creative Technologies, Inc., a marketing consulting company. Creative will be endeavoring to place some of Guardian's products with companies not previously contacted by the Registrant, as well as to provide Guardian with market information that will enable it to develop products to fill existing market needs. The agreement with Creative was for an initial six month period that ended May 31, 1996. The agreement was extended for an additional six months that ended on November 30, 1996. They are continuing to work on behalf of the Registrant based on a commission schedule based on the business that they bring to the Registrant.

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

         Inventories; Returns and Allowances

         The Registrant's business requires that it maintain large inventories of finished goods for Eastern, but not Guardian. Historically (with the exception of the 1994 recall of Lubraseptic Jelly), returns and allowances have not been a significant factor in the Registrant's business.

         Backlog

         The Registrant currently does not have any significant backlog.

         Competition

         Guardian has many products or processes that are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, chemical, or health care companies. However, the pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Registrant expects competition to intensify as advances in the field are made and become widely known. There may be many domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Registrant is engaged, many of which have substantially greater financial, research, manpower, marketing and distribution resources than the Registrant. In addition, there are many large, integrated and established pharmaceutical, chemical and cosmetic companies that have greater capacity than the Registrant to develop and to commercialize types of products upon which the Registrant's research and development programs are based. The Registrant believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors. In this regard, the Registrant believes that arrangements with major health care and medical or hospital products suppliers will be important factors in the commercialization of many of the products which it is currently developing.

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

         Government Regulation

         Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Registrant's products. The Registrant and many of Registrant's products are subject to certain government regulations. Products that may be developed and sold by the Registrant in the United States may require approval from federal regulatory agencies, such as the FDA, as well as state regulatory agencies. Products that may be developed and sold by the Registrant outside of the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Registrant will be subject to regulation by the Center for Devices and Radiological Health of the FDA, and will require some form of pre-market notification. Most pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

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

         Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 1996 and 1995 the Registrant incurred approximately $39,000 and $82,000 respectively, in environmental compliance costs.

         Research and Development Expense

         Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 1996 and 1995, the Registrant incurred approximately $268,000 and $215,000 respectively, in research and development expenses. The expenses consist of direct costs as well as factory overhead. No portion of the research and development expenses was directly paid by the Registrant's customers.

         Revenue and Earnings

         The tables below set forth, for the years indicated, the revenue (including fees and retainers), and earnings from operations attributable to the Registrant and to the Registrant's industry segments:

                                         YEAR ENDED            YEAR ENDED
                                         December 31,          December 31,
                                             1996                  1995
                                             ----                  ----
Revenue:

   Guardian                             $ 6,010,904            $ 5,333,993
   Eastern                                2,025,642              1,628,622
                                          ---------              ---------
                                        $ 8,036,546            $ 6,962,615
                                          =========              =========
Earnings from Operations:

   Guardian                             $   936,731            $   668,495
   Eastern                                   89,007                  9,035
   Corporate                               (154,706)              (128,802)
                                          ----------              ---------
                                        $   871,032            $   548,728
                                          ==========              =========
         Identifiable Assets

         The table below sets forth as of the dates indicated the identifiable assets of the Registrant as a whole, as well as the identifiable assets of the Registrant's industry segments:

                                        ________________As of______________
                                          December 31,         December 31,
                                             1996                 1995
                                             ----                 ----

   Guardian                             $ 2,607,254            $ 2,963,289
   Eastern                                1,166,828              1,296,509
   Corporate                              2,080,057              1,656,017
                                          ---------              ---------
                                        $ 5,854,139            $ 5,915,815
                                          =========              =========

         For certain additional financial information concerning the Registrant's industry segments see Note 8 of Notes to Consolidated Financial Statements of the Registrant contained in Item 7 herein.

         Employees

         The Registrant presently employs 45 people, 6 of whom serve in an executive capacity, 24 in research, quality control and manufacturing, 5 in maintenance and construction and 10 in office and clerical work. Of the total number of employees, 42 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are satisfactory.

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

         The Registrant has given a first mortgage on the property to State Bank of Long Island to secure a note in the original amount of $ 758,333.63 (balance at December 31, 1996 of $566,666.98) with interest at 1.0% per annum over that bank's prime lending rate, as it may be adjusted from time to time. Until January 9, 1998 the rate cannot exceed 12.25%, nor be less than 6.25%. Between January 10, 1998 and January 9, 2001 the rate cannot be more than 3% higher or 3% lower than the rate in effect on January 10, 1998. Between January 10, 2001 and January 9, 2004 the rate cannot be more than 3% higher or 3% lower than the rate in effect on January 10, 2001. Monthly principal payments are $8,333.33 plus accrued interest. The loan is due in full on January 10, 2004 but is callable, at the option of State Bank of Long Island, at any time after January 10, 2001, upon 120 days prior written notice to the Registrant. The loan can be prepaid at any time without penalty.

Item 3.  Legal Proceedings.

         In February, 1994 Eastern was served with a complaint filed by the State of New Jersey to recover the costs it incurred in cleaning up a warehouse in New Jersey where the State found several thousand drums of surplus and waste chemicals, some of which it feared contained hazardous materials that could contaminate the site. Approximately 10 drums were surplus chemicals sold by Eastern to a company that stored the drums to that site. Eastern was one of approximately 30 defendants named in the complaint, which includes many large chemical companies, as well as several universities around the country. The State of New Jersey and most of the defendants, including the Registrant, settled the case in 1996 without any admission of responsibility on the part of the defendants. Registrant determined that this would be far less costly to the company than litigating the issue. The Registrant's share of the settlement amount was $25,904.80. Registrant has now been dismissed from the case.

         In 1996, after exhausting all other legal remedies, Registrant brought suit in the Superior Court of New Jersey in Bergen County, New Jersey against Microbalanced Products ("Microbalanced"), a former customer of the Registrant that failed to pay its outstanding bill of approximately $28,000. In January, 1997 Microbalanced filed a countersuit against the Registrant alleging that the product sold to it by Registrant, which was various forms of Registrant's Lubrajel product, was not "all natural". Registrant vehemently denies that it ever made this claim to Microbalanced, and in fact Microbalanced purchased the product for over ten years without ever bringing this issue to the attention of the Registrant. Registrant believes that Microbalanced's counterclaim is groundless and has filed an answer denying all of Microbalanced's allegations and requesting court costs due to Microbalanced having filed a frivolous counterclaim. Registrant does not believe that it will incur significant costs pursuing this action.

         In February, 1997 two individuals who were the principals of Microbalanced, along with another individual, filed a civil action in the Superior Court of New Jersey in Bergen County, New Jersey to recover money they invested in a project with Registrant in 1985. That project, in which they invested $275,000, was to develop a product to reduce snoring. Registrant had some initial success with the project until a key raw material was discontinued. The project was put on hold until a suitable new material could be found, which was done a few years ago, at which time the project was revived and new clinical tests were begun. Since that time Registrant has continued its work on the project and has clinical testing being done now in Canada. The lawsuit requests a return of plaintiffs' initial investment plus treble damages for "consumer fraud". Registrant believes that the lawsuit is groundless and has retained counsel to vigorously defend the action.

Item 4.  Submission of Matters to a Vote of Security Holders:

         None

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Market Information

         The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 1995 to December 31, 1996. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                                 Year Ended                  Year Ended
Quarters                     December 31, 1996            December 31, 1995
--------                     -----------------            -----------------

                              High       Low             High           Low
                              ----       ---             ----           ---

First   (1/1 - 3/31)      $ 1 15/16   $ 1  1/2        $ 2  1/2      $ 1  11/16

Second  (4/1 - 6/30)        3  1/4      1  1/2          2  1/8        1  5/8

Third   (7/1 - 9/30)        3  1/16     1  1/2          2  3/8        1  11/16

Fourth  (10/1 - 12/31)      2  1/8      1  9/16         2  3/8        1  1/2


         Holders of Record

         As of March 7, 1997 there were 1,741 holders of record of Common
Stock.

         Cash Dividends

         On January 6, 1997 the Registrant paid a $.05 per share dividend to all stockholders of record as of December 10, 1996.


Item 6.  Management's Discussion and Analysis or Plan of Operation

Results Of Operations:

Year Ended December 31, 1996 Compared to
Year Ended December 31, 1995

         Revenue

         Revenue in 1996 increased by $1,073,931 (15%) compared to 1995 due to revenue increases in the Guardian and Eastern Divisions of $676,911 (13%) and $397,020 (24%) respectively. The increase in sales of the Guardian division was the result of higher international sales resulting from the Company's distribution agreement with International Specialty Products; increased sales and price increases on sales of Renacidin Irrigation; and increases in sales of the Company's Lubrajel product line. The increase in sales of the Eastern Division was the result of an overall increase in sales volume not attributable to any one product or customer.

         Costs and Expenses

         Costs and expenses in 1996 increased by $751,627 (12%) compared to the prior year due to increases in cost of sales of $655,036 (15%) and operating expenses of $96,591 (5%). Costs of sales as a percentage of sales remained steady at 65% of sales in 1995 and in 1996. An actual 2% decline in the cost of sales percentage in 1996 due to the absorption of plant fixed costs by higher revenue was offset by the company's charge of $170,000 for a write-down in value of the Lubraseptic Jelly inventory in 1996. The increase in operating expenses in 1996 is primarily due to higher payroll and payroll related costs.

         Other Income (Expense)

         Interest expense decreased from $107,085 to $80,210 due to a reduction in bank loans outstanding. The Company realized gain on sale of assets of $44,312 in 1996 while there was no gain or loss in 1995.

         Provision for Income Taxes

         The provision for income taxes increased from $178,000 in 1995 to $324,767 in 1996. This increase is primarily due to the increase in earnings before income taxes of $401,234 (89%) between years.

         Liquidity and Capital Resources

         Working capital increased from $2,936,295 as of the end of 1995 to $2,982,472 as of the end of 1996, an increase of $46,177 (2%). The increase was primarily the result of the net cash provided by operations.


         Current Ratios were as follows:

                  December 31, 1996:        4.6 to 1
                  December 31, 1995:        4.2 to 1

         The Company has line of credit agreements with two banks, which provide for borrowings of up to $250,000 and $700,000, respectively. As of December 31, 1996, the unused portion of these lines, in the aggregate, was $950,000.

         The Company generated cash from operations of $1,059,577 in 1996 compared to $260,089 in 1995. The increase in 1996 was primarily due to increased earnings and a decrease in accounts receivable. During each of the years 1995 and 1996 the Company invested approximately $250,000 for plant and equipment. Cash used in financing activities increased approximately $186,000 to approximately $363,000 due to additional reductions in bank debt.

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

         Annexed hereto starting on page F-1

Item 8.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure.

         Not Required.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Set forth in the table below is certain information as of March 7, 1997 with respect to the executive officers and directors of the
Registrant:

         Name                       Age     Position(s) with the Registrant
         ----                       ---     -------------------------------

Dr. Alfred R. Globus                 76     Chairman of the Board, Chief
                                              Executive Officer and Director

Kenneth H. Globus                    45     President, General Counsel and
                                              Director

Robert S. Rubinger                   54     Executive Vice President, Secretary,
                                              Treasurer and Director

Charles W. Castanza                  64     Vice President and Director

Derek Hampson                        57     Vice President

Joseph J. Vernice                    38     Vice President

Lawrence Maietta                     39     Controller and Director

Henry P. Globus                      74     Director

Benjamin Wm. Mehlman                 86     Director

Howard A. Gellis                     68     Director

Alan E. Katz                         53     Director

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

Item 10.  Executive Compensation.

         The information required by this Item is incorporated herein by reference to the section entitled "Management Remuneration" of the 1997 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and
              Management.

         The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Management" of the 1997 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

              None

Item 13.  Exhibits, List and Reports on Form 8-K

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

10(b) Mortgage, dated January 10, 1989, from the Registrant to Extebank securing a mortgage note in the amount of $1,500,000. Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 28, 1989 (the "1989 10-K").

10(c) Mortgage Note from the Registrant to State Bank of Long Island dated July 30, 1996, in the amount of $758,333.63.

10(d) Mortgage Extension Agreement dated July 30, 1996 between the Registrant and State Bank of Long Island extending the terms of the original Mortgage from the Registrant to Extebank.

10(e) Employment Termination Agreement dated July 8, 1988 between the Registrant and Henry Globus. Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(f) Distribution Agreement between the Registrant and Societe D'Etudes Dermatologies, dated November 20, 1991. Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(g) Exclusive Distributor Agreement between the Registrant and ISP (Switzerland) A.G. dated December 9, 1994. Incorporated by reference to Exhibit 10(m) of the 1994 10-KSB. The Registrant has been granted confidential treatment of portions of some of the schedules to this Agreement.

10(h) Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated September 20, 1996. The Registrant has requested confidential treatment of portions of some of the schedules to this Agreement

11 Statement re: Computation of Per Share Earnings - not required.

16 Letter on Change in Certifying Accountant. Incorporated by reference to Form 8-K filed December 10, 1996.

18           Letter on Change in Accounting Principles - not applicable.

21           Subsidiaries of the Registrant:

                                                                Name Under
                                         Jurisdiction of       Which it does
              Name                       Incorporation           Business

Eastern Chemical Corporation                New York         Eastern Chemical
                                                               Corporation

Transcontinental Processes (Pty.) Ltd.*     Australia               N/A

Dieselite Corporation**                     Delaware                N/A

Paragon Organic Chemicals, Inc.             New York          Paragon Organic
                                                                 Chemicals

Shield Chemical Ltd.***                     Canada                  N/A


*        Inactive without assets
**       Inactive; formerly Vital Industries, Inc.
***      Inactive without assets; in the process of liquidation


27           Financial Data Schedule

         (b) Reports on Form 8-K: On December 10, 1996 Registrant filed a report on Form 8-K dated December 5, 1996 reporting a change in Registrant's certifying accountant from Arthur Andersen LLP to Grant Thornton LLP.

                                SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 UNITED-GUARDIAN, INC.


Dated:  March 26, 1997                           By:  /s/ Alfred R. Globus
                                                      Chief Executive Officer
                                                        & Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                        Title                     Date
       ---------                        -----                     ----

By: /s/ Alfred R. Globus       Chief Executive Officer,        March 26, 1997
                                 Director (Principal
                                 Executive Officer and
                                 Principal Financial Officer)

By: /s/ Kenneth H. Globus      President, General Counsel,     March 26, 1997
                                 Director


By: /s/ Robert S. Rubinger     Executive Vice President,       March 26, 1997
                                 Secretary, Treasurer,
                                 Director

By: /s/ Charles W. Castanza    Vice President, Director        March 26, 1997



By: _______________________    Director                        March __, 1997
       Henry P. Globus


By:  /s/ Benjamin Wm. Mehlman  Director                        March 26, 1997


By:  /s/ Howard A. Gellis      Director                        March 26, 1997


By:  /s/ Lawrence F. Maietta   Controller, Director            March 26, 1997


By:  _______________________   Director                        March __, 1997
       Alan E. Katz

                  United-Guardian, Inc. and Subsidiaries

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page


Reports of Independent Certified Public Accountants              F-2 - F-3


Financial Statements

       Consolidated Balance Sheets as of December 31,
           1996 and 1995                                         F-4 - F-5

       Consolidated Statements of Earnings for the Years
           Ended December 31, 1996 and 1995                      F-6

       Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 1996
           and 1995                                              F-7

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1996 and 1995                F-8

       Notes to Consolidated Financial Statements                F-9 - F-23

                     REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    United-Guardian, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of United-Guardian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Melville, New York
March 3, 1997

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To United-Guardian, Inc.:


We have audited the accompanying consolidated balance sheet of United-Guardian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.



                                                     ARTHUR ANDERSEN LLP


Melville, New York
March 11, 1996

                  United-Guardian, Inc. and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                               December 31,




                                       ASSETS                 1996        1995
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $  826,079   $  307,061
    Accounts receivable, net of allowance for doubtful
         accounts of $38,900 and $24,800, respectively      859,146    1,044,678
    Inventories ......................................    1,812,629    2,289,328
    Prepaid expenses and other current assets ........      199,516      148,678
    Deferred income taxes ............................      116,233       59,503
                                                         ----------   ----------

                  Total current assets ...............    3,813,603    3,849,248
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,119,223    1,973,589
    Building and improvements ........................    1,766,174    1,698,205
    Waste disposal plant .............................      133,532      133,532
                                                         ----------   ----------

                                                          4,087,929    3,874,326
    Less accumulated depreciation ....................    2,583,297    2,380,652
                                                         ----------   ----------

                                                          1,504,632    1,493,674
    Assets under capital leases, net .................        6,934       22,965
                                                         ----------   ----------

                                                          1,511,566    1,516,639
                                                         ----------   ----------
OTHER ASSETS
    Processes and patents, net .......................      351,835      459,546
    Other ............................................      177,135       90,382
                                                         ----------   ----------
                                                            528,970      549,928
                                                         ----------   ----------
                                                         $5,854,139   $5,915,815
                                                         ==========   ==========





The accompanying notes are an integral part of these statements.

                  United-Guardian, Inc. and Subsidiaries


                       CONSOLIDATED BALANCE SHEETS

                               December 31,



LIABILITIES AND STOCKHOLDERS' EQUITY                 1996         1995
                                                   --------    ---------
CURRENT LIABILITIES
    Current portion of long-term debt
      and capital lease obligations .............. $114,241     $119,382
    Notes payable - banks ........................     --        100,000
    Dividends payable ............................  238,144
    Accounts payable .............................  222,743      545,901
    Accrued expenses .............................  100,772      147,670
    Taxes payable ................................  155,231         --
                                                   --------     --------

         Total current liabilities ...............  831,131      912,953
                                                   --------     --------

LONG-TERM DEBT ...................................  475,000      727,462
                                                   --------     --------

CAPITAL LEASE OBLIGATIONS ........................     --          5,053
                                                   --------     --------

DEFERRED INCOME TAXES ............................   31,618       43,121
                                                   --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value; authorized,
     10,000,000 shares; issued and outstanding,
     4,762,889 shares ......................        476,289      476,289
   Capital in excess of par value ..........      3,089,380    3,089,380
   Retained earnings .......................        950,721      661,557
                                                 ----------   ----------

                                                  4,516,390    4,227,226
                                                 ----------   ----------

                                                 $5,854,139   $5,915,815
                                                 ==========   ==========




The accompanying notes are an integral part of these statements.

                  United-Guardian, Inc. and Subsidiaries


                   CONSOLIDATED STATEMENTS OF EARNINGS

                         Year ended December 31,


                                            1996           1995
                                        -----------    -----------

Revenue
    Net sales .......................   $ 8,001,546    $ 6,937,615
    Fees and retainers ..............        35,000         25,000
                                        -----------    -----------

                                          8,036,546      6,962,615
                                        -----------    -----------

Costs and expenses
    Cost of sales ...................     5,166,543      4,511,507
    Operating expenses ..............     1,998,971      1,902,380
                                        -----------    -----------

                                          7,165,514      6,413,887
                                        -----------    -----------

         Earnings from operations ...       871,032        548,728

Other income (expense)
    Interest expense ................       (80,210)      (107,085)
    Gain on sale of assets ..........        44,312           --
    Other ...........................        16,941          9,198
                                        -----------    -----------


         Earnings before income taxes       852,075        450,841

Provision for income taxes ..........       324,767        178,000
                                        -----------    -----------

         NET EARNINGS ...............   $   527,308    $   272,841
                                        ===========    ===========

Earnings per common share ...........   $       .11    $       .06
                                        ===========    ===========





The accompanying notes are an integral part of these statements.

                     United-Guardian, Inc. and Subsidiaries


                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


                                     Common stock         Capital in
                               -----------------------    excess of      Retained
                                 Shares       Amount      par value      earnings        Total
                               ---------   -----------   -----------   -----------    ----------
Balance, January 1, 1995 .     4,762,889   $   476,289   $ 3,089,380   $   388,716    $ 3,954,385

Net earnings .............          --            --            --         272,841        272,841
                               ---------   -----------   -----------   -----------    -----------

Balance, December 31, 1995     4,762,889       476,289     3,089,380       661,557      4,227,226

Net earnings .............                                                 527,308        527,308
Dividends declared .......          --            --            --        (238,144)      (238,144)
                               ---------   -----------   -----------   -----------    -----------

Balance, December 31, 1996     4,762,889   $   476,289   $ 3,089,380   $   950,721    $ 4,516,390
                               =========   ===========   ===========   ===========    ===========



The accompanying notes are an integral part of this statement.

                     United-Guardian, Inc. and Subsidiaries


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                         1996            1995
                                                      ---------        -------
Cash flows from operating activities
    Net earnings .................................... $ 527,308      $ 272,841
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization ...............   334,999        308,923
        Net gain on sale of equipment ...............   (44,312)          --
        Deferred income taxes .......................   (68,233)        12,838
        Inventory obsolescence reserve ..............   205,000           --
        Increases (decreases) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable ....................   185,532       (117,984)
             Inventories ............................   271,699        (14,081)
             Prepaid expenses and other assets ......  (137,591)       (19,181)
             Accounts payable .......................  (323,158)      (184,643)
             Accrued expenses and taxes payable .....   108,333          1,376
                                                       ---------      ---------

         Net cash provided by operating activities .. 1,059,577        260,089
                                                      ----------      ---------

Cash flows from investing activities
    Acquisition of plant and equipment, net .........  (249,309)      (253,465)
    Proceeds from the sale of plant and equipment .      71,406           --
                                                       ---------      ---------

         Net cash used in investing activities ....    (177,903)      (253,465)
                                                       ---------      ---------

Cash flows from financing activities
    Net decrease in notes payable - banks ...........  (100,000)       (50,000)
    Principal payments of long-term debt ............  (252,462)      (114,644)
    Principal payments of capital lease obligations .   (10,194)       (12,243)
                                                       ---------      ---------

         Net cash used in financing activities ......  (362,656)      (176,887)
                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents     519,018      (170,263)

Cash and cash equivalents, beginning of year ........    307,061       477,324
                                                       ---------      ---------

Cash and cash equivalents, end of year .............. $  826,079     $ 307,061
                                                       =========      =========


The accompanying notes are an integral part of these statements.

                     United-Guardian, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1996 and 1995



NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                 ACCOUNTING POLICIES

     Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two industry segments: (1) the Guardian Laboratories Division which conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Division which distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Sales from the Company's two major product lines, Lubrajel and Renacidin, accounted for approximately 60% of consolidated sales for the years ended December 31, 1996 and 1995. The Company's predecessor, United International Research Corp. (name later changed to United International Research, Inc.), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, the Company's Chairman and Chief Executive Officer. On February 10, 1982, a merger took place between the Company and Guardian Chemical Corp. ("GCC"), whereby GCC was merged into the Company and the name was changed to United-Guardian, Inc. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into United-Guardian, Inc., a newly incorporated Delaware corporation formed for the purpose of changing the domicile of the Company.

     Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Admiral Specialty Products, Inc., and Paragon Organic Chemicals, Inc. All intercompany accounts and transactions have been eliminated.

     Statements of Cash Flows

     For financial statement purposes (including cash flows), the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. During 1996, the Company declared a dividend of $.05 payable on January 7, 1997 to stockholders of record as of December 10, 1996 aggregating $238,144.

     Cash payments for interest were $82,492 and $108,349 for the years ended December 31, 1996 and 1995, respectively. Cash payments for income taxes were $265,123 and $207,315 for the years ended December 31, 1996 and 1995, respectively.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE A (continued)

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

     Estimated useful lives are as follows:

         Factory equipment and fixtures       5 - 7 years
         Building                             40 years
         Building improvements                Lesser of useful life or 20 years
         Waste disposal plant                 7 years

     Processes and Patents

     Processes and patents are amortized over periods ranging from 5 to 15 years. Amounts are shown net of accumulated amortization.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE A (continued)

     Long-Lived Assets

     It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

     Fair Value of Financial Instruments

     The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of accounts receivable and payable, notes payable and capital lease obligations, approximates carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its notes payable and capital lease obligations.

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

     Research and Development

     The Company's research and development expenses are recorded in the year incurred. Research and development expenses were approximately $268,000 and $215,000 for the years ended December 31, 1996 and 1995, respectively.

     Per Share Information

     Earnings per share is based on the weighted average number of common shares issued and outstanding during the year. The weighted average number of common shares outstanding were 4,762,889 for the years ended December 31, 1996 and 1995. There were no common stock equivalents outstanding for the years ended December 31, 1996 and 1995.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE A (continued)

     Use of Estimates

     In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - INVENTORIES

     Inventories consist of the following:

                                               December 31,     December 31,
                                                  1996             1995
                                              ------------      -----------
Raw materials and work-in-process ............$  319,817        $  360,742
Finished products and fine chemicals ......... 1,492,812         1,928,586
                                              ----------        ----------

                                              $1,812,629        $2,289,328
                                              ==========        ==========


NOTE C - PROCESSES AND PATENTS

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

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE C (continued)

     During 1991, the Company contracted with Abbott Laboratories, Inc. ("Abbott") for the production of Renacidin Irrigation. Such production was to commence following approval by the Food and Drug Administration ("FDA") of Abbott as the producer. In conjunction with this agreement, the Company paid a nonrefundable fee of $154,370 to Abbott for their assistance in obtaining an approved supplement to the Company's New Drug Application ("NDA") for Renacidin Irrigation. The NDA supplement covers the manufacture of Renacidin Irrigation at the Abbott plant in North Carolina. During 1993, FDA approval was granted and production commenced. Amounts paid to Abbott have been recorded as deferred costs, and are being amortized over a five-year period consistent with the initial term of the production agreement.

     Processes and patents consist of the following:

                                                December 31,     December 31,
                                                   1996              1995

Capitalized technology - Renacidin ............. $513,000          $513,000
Deferred costs - Renacidin .....................  154,370           154,370
Patents ........................................   78,177            78,177
                                                 --------          --------

                                                  745,547           745,547

Less accumulated amortization ..................  393,712           286,001
                                                 --------          --------

                                                 $351,835          $459,546
                                                 ========          ========


NOTE D - NOTES PAYABLE - BANKS

     The Company has line of credit agreements with two banks which provide for borrowings of up to $250,000 and $700,000, and expire in April 30, 1997 and May 31, 1997, respectively. It is the Company's intention to renew both line of credit agreements before they expire. Interest under each line is at the bank's prime rate (8.5% at December 31, 1996 and 1995), plus 1/2%. The outstanding line of credit agreements contain financial covenants relating to minimum net worth, working capital, current ratio, debt to capitalization and maintenance of compensating balances. As of December 31, 1996 and 1995, the Company was in compliance with all covenants.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE D (continued)

     Demand notes payable under lines of credit are as follows:

                                                      December 31, December 31,
                                                         1996         1995
                                                      -----------  -----------
     Balance outstanding at year-end ............   $     --        $100,000
     Average interest rate at year-end ..........         --            9%
     Average month-end notes outstanding
         during the year ........................       65,000      $112,500
     Weighted average interest rate for the year         8.78%         9.33%


NOTE E - LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

     Long-term debt is as follows:

                                                    December 31,  December 31,
                                                        1996         1995
                                                    -----------   -----------

     Mortgage (a) ...............................     $566,667     $808,333
     Term loans (b) .............................       17,500       12,500
     Auto loan ..................................         --         21,658
                                                      --------     --------

                       Total long-term debt .....      584,167      842,491

     Less current portion .......................      109,167      115,029
                                                      --------     --------

                                                      $475,000     $727,462
                                                      ========     ========

      (a) The Company has a mortgage on its building which bears interest at the bank's prime rate (8.5% at December 31, 1996 and 1995, respectively) plus 1%, up to a maximum of 3% higher or lower than the base rate in effect, which is reset every three-years at the bank's prime rate plus 1% as in effect the first day of each three-year period. However, the interest rate cannot

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995


NOTE E (continued)

             exceed 12.25%, nor be less than 6.25%. The land and building have been pledged as collateral for the debt. The principal of this mortgage is payable in monthly installments of $8,333 until January 10, 2004. The holder of the note may accelerate payment at any time, with 120 days' prior written notice, after January 10, 2001.

      (b) The principal of these term loans is payable in monthly installments of $833 through March 1997 and $555 through March 1999. The term loans bear interest at a bank's prime rate (8.5% at December 31, 1996 and 1995) plus 0.75% per annum, and are collateralized by the underlying equipment purchased.

             Maturities of long-term debt as of December 31, 1996 are as follows:

               1997                $  109,167
               1998                   106,667
               1999                   101,667
               2000                   100,000
               2001 and thereafter    166,666
                                     --------
                                   $  584,167
                                     ========

     The Company leases certain equipment under capital leases expiring through 1998. Future minimum obligations under these capital leases are $5,073 (net of $2,172 representing interest) as of December 31, 1996 and are payable $6,237 in 1997 and $1,008 in 1998.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE F - INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Year ended      Year ended
                                                 December 31,    December 31,
                                                    1996            1995
                                                 ---------       ----------
     Current
        Federal ..........................       $ 332,000        $ 138,821
        State ............................          61,000           26,341
                                                 ---------        ---------

                                                   393,000          165,162
                                                 ---------        ---------

     Deferred
        Federal ..........................         (59,149)          11,117
        State ............................          (9,084)           1,721
                                                 ---------        ---------

                                                   (68,233)          12,838
                                                 ---------        ---------

              Total provision ............       $ 324,767        $ 178,000
                                                 =========        =========

     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                               Year ended        Year ended
                                               December 31,      December 31,
                                                   1996              1995
                                             --------------    --------------
                                             (000's)     %    (000's)      %

Tax expense at statutory Federal income
   tax rate ..............................   $ 290     34%    $ 153      34%
State income taxes, net of Federal benefit      34      4        19       4
Meals and entertainment disallowance .....       2     --         5       1
Other, net ...............................      (1)    --         1      --
                                             -----    -----    -----   -----

Actual tax expense .......................   $ 325     38%    $ 178      39%
                                             =====    =====    =====   =====

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE F (continued)

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                    December 31,  December 31,
                                                        1996         1995
                                                    -----------   -----------
     Deferred tax assets
         Accounts receivable ....................   $  14,516    $   9,251
         Inventories ............................      87,646       36,181
         Accrued vacation .......................       3,171        3,171
         State net operating loss carryforward ..      10,900       10,900
                                                    ---------    ---------

                                                      116,233       59,503
                                                    ---------    ---------

     Deferred tax liabilities
         Deferred costs - Renacidin .............     (21,618)     (33,121)
         Other ..................................     (10,000)     (10,000)
                                                    ---------    ---------

                                                      (31,618)     (43,121)
                                                    ---------    ---------

     Net deferred tax asset .....................   $  84,615    $  16,382
                                                    =========    =========


NOTE G - BENEFIT PLANS

     Pension Plan

     The Company has a noncontributory defined benefit pension plan which covers substantially all of its employees. Benefits are based on years of service and employees' compensation prior to retirement. Amounts are funded in accordance with the requirements of ERISA (Employee Retirement Income Security Act of 1974) and the plan is administered by a trustee who is responsible for payments to retirees. The plan assets primarily consist of cash equivalents, bonds, commercial paper and mortgage-backed securities, and are recorded at fair value within the plan.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE G (continued)

     Net pension cost, included the following components:

                                                        Year ended   Year ended
                                                       December 31, December 31,
                                                           1996         1995
                                                        ---------    ----------

Service cost - benefits earned during the period ...    $  61,601     $  57,502
Interest cost on projected benefit obligation ......       86,625        75,906
Actual return on plan assets .......................      (40,747)     (149,198)
Net amortization and deferral ......................      (46,196)       59,957
                                                        ---------     ---------

     Net pension cost ..............................    $  61,283     $  44,167
                                                        =========     =========

In   calculating   amortization   for  any  prior  service   costs,   the
straight-line method has been used over the average remaining service period of employees expected to receive benefits under the plan.

The funded status of the Company's pension plan was as follows:

                                                   December 31,    December 31,
                                                       1996            1995
                                                   -----------     -----------
Actuarial present value of benefit obligations
 Accumulated benefit obligation, including
     vested benefits of $930,527 and $918,972,
     respectively                                  $   951,156    $   931,833
                                                    ===========    ===========

Projected benefit obligation ..................... $ 1,329,659    $ 1,390,435

Plan assets at fair value ........................   1,132,370      1,085,850
                                                    -----------    -----------

Projected benefit obligation in excess of
   plan assets                                         197,289        304,585
Unrecognized net (loss) gain ....................     (134,450)      (261,979)
Unrecognized net prior service cost
   and transition obligation ....................      (99,844)       (31,280)
                                                    -----------    -----------

Accrued (prepaid) pension cost .................   $   (37,005)   $    11,326
                                                    ===========    ===========

For the years ended December 31, 1996 and 1995, the projected benefit obligation was determined using a discount rate of 7.25% and 6.25% and a

                       United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE G (continued)

     rate of increase in future compensation of 5.12% and 5.16%, respectively. For the years ended December 31, 1996 and 1995, the expected long-term rate of return on plan assets was 9%.

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of each employee's elective deferral up to 2% of weekly pay for a 4% employee deferral. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $26,000 per year for the years ended December 31, 1996 and 1995.

     Stock Option Plans

     The Company maintains two stock option plans, the 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD"), each of which provides for the issuance of up to 100,000 shares of common stock. Such options are exercisable either upon grant or after a waiting period specified in the agreement. The Company has adopted only the disclosure provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" (SFAS No. 123). It applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and earnings per share as of December 31, 1996 would be reduced to the pro forma amounts indicated below:

          Net income
              As reported                         $527,308
              Pro forma                            513,628

          Earnings per common share
              As reported                             $.11
              Pro forma                                .10

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE G (continued)

     The pro forma amounts may not be representative of future disclosure because they do not take into account pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1996: expected volatility of 52.58%; risk-free interest rates of 6.24 percent; and expected life of ten years.

     The following summarizes the stock option transactions under both plans.

                                                                       Weighted
                                                        Weighted        average
                                                        average        remaining      Fair value
                                           Number       exercise      contractual      at date
              EISOP                     outstanding      price           life          of grant

Options outstanding, January 1, 1995 ..    33,000       $ 4.42
  Surrendered/expired .................    (2,500)        5.00
                                           -------
Options outstanding and exercisable
  December 31, 1995 ...................    30,500         4.42
     Granted ..........................     6,000         1.88                        $  1.88
     Surrendered/expired ..............    (1,000)        5.00
                                           -------

Options outstanding, December 31, 1996     35,500         3.99          7 years
                                           =======

Exercisable at December 31, 1996 ......    35,500         3.99
                                           =======

Available for grant, December 31, 1996     64,500
                                           =======

NSSOPD
------
Options outstanding and exercisable
  January 1 1995 and December 31, 1995,    14,000         3.36

Granted ...............................     8,000         1.88                           1.88
                                           -------

Options outstanding, December 31, 1996     22,000         3.36           8 years
                                           =======

Exercisable at December 31, 1996 ......    14,000         2.82
                                           =======

Available for grant December 31, 1996 .    78,000
                                           =======

(a) The exercise price of the options at December 31, 1996 ranged from $1.88 to $5.00

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE H - NATURE OF BUSINESS AND SEGMENT INFORMATION

     The Company operates in two industry segments (Note A). Certain financial and operating data related to the Company's segments are as follows:

                                              As of or for     As of or for
                                             the year ended   the year ended
                                              December 31,     December 31,
                                                 1996              1995
                                             -------------      -----------

     Revenue
        Guardian ........................     $ 6,010,904      $ 5,333,993
        Eastern .........................       2,025,642        1,628,622
                                              -----------      -----------

                                              $ 8,036,546      $ 6,962,615
                                              ===========      ===========

     Earnings from operations
        Guardian ........................     $   936,731      $   668,495
        Eastern .........................          89,007            9,035
        Corporate .......................        (154,706)        (128,802)
                                              -----------      -----------

                                              $   871,032      $   548,728
                                              ===========      ===========

     Identifiable assets
        Guardian ........................     $ 2,607,254      $ 2,963,289
        Eastern .........................       1,166,828        1,296,509
        Corporate .......................       2,080,057        1,656,017
                                              -----------      -----------

                                              $ 5,854,139      $ 5,915,815
                                              ===========      ===========

     Depreciation and amortization
        Guardian ........................     $   212,785      $   211,901
        Corporate .......................         122,214           97,022
                                              -----------      -----------

                                              $   334,999      $   308,923
                                              ===========      ===========

     Capital expenditures
        Guardian ........................     $   152,913      $   152,662
        Corporate .......................          96,396          100,803
                                              -----------      -----------

                                              $   249,309      $   253,465
                                              ===========      ===========

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE H (continued)

     The Company sells to companies in various industries throughout the United States and Europe. Due to the diversity of its product line, distribution area and customer base, management does not believe there is a significant concentration of credit risk. Foreign sales represented approximately 39% and 33% of total sales in 1996 and 1995, respectively. In 1995, the Company negotiated new arrangements with its European distributors and began shipping directly to some of the larger European distributors, thus decreasing the sales to Customer A. Revenues from significant customers exceeding 10% of total revenue and to companies in foreign countries are summarized as follows:

                                                 Percentage of revenue
                                             ---------------------------
                                             Year ended      Year ended
                                             December 31,    December 31,
                                               1996             1995
                                             --------        ----------
     Significant customers
        Customer A (United Kingdom) ........... --%             10%
        Customer B (United States) ............ --              10
        Customer C (France) ................... 11              10


NOTE I - COMMITMENTS AND CONTINGENCIES

     Royalties

     In 1986, the Company executed a royalty agreement with UNIR-Clorpactin, a Texas partnership. In 1986, the partnership paid the Company a $350,000 fee, which is nonrefundable and whose use is unrestricted. Under the original terms of the agreement, the partnership was to receive for a seven-year period a 10% royalty on all sales by the Company of the product Clorpactin. On February 24, 1993 this agreement was extended for a period of three years. The royalty payments shall be made quarterly during such period which runs from March 1, 1993 to February 28, 1996. Royalty expense related to this agreement was $31,111 for the year ended December 31, 1995.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1996 and 1995



NOTE I (continued)

     Recall

     On September 30, 1992, the Company entered into a distribution agreement with Baker Norton Pharmaceuticals ("Baker"), a division of IVAX Corp., whereby Baker obtained the exclusive right to distribute Lubraseptic Jelly in the U.S., Canada, Ireland and the United Kingdom. During fiscal 1994, the Company voluntarily recalled Lubraseptic Jelly in response to newly acquired knowledge that the sterilization process for the product was adversely affecting the level of active ingredients in the product. The Food and Drug Administration has agreed to permit the Company to re-market the recalled inventory as a urological lubricant. As a result, the agreement with Baker was terminated and Baker returned a total of approximately $200,000 of product to the Company. In 1996, the Company reduced the carrying value of the remaining Lubraseptic Jelly inventory by $170,000 to reflect its estimated net realizable value based upon expected future sales of the product.

     The Company is involved in various legal matters involving claims and counterclaims arising from the ordinary course of business. In the opinion of the Company's management and its in-house legal counsel, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's financial position and results of operations.