Form 10QSB
period 1997-03-31
UNITED GUARDIAN INC
filed 1997-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

____X____  Quarterly report under Section 13 or 15(d) of the Securities

           Exchange Act of 1934

For the quarterly period ended  _____March 31, 1997_____

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

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                            Page No.
                                                           --------

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three Months Ended
                  March 31, 1997 and 1996                     2

         Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996        3-4

         Consolidated Statements of Cash Flows -
                  Three Months Ended
                  March 31, 1997 and 1996                     5

         Consolidated Notes to Financial Statements           6

         Management's Discussion and Analysis of
                    Financial Condition and Results of
                               Operations 7

Part II  Other Information                                    8

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------
                                               1997              1996
                                               ----              ----

Net sales                                 $  1,894,588     $   1,929,386
                                            ----------        ----------
Costs and expenses:
     Cost of sales                           1,192,057         1,245,754
     Operating expenses                        470,024           487,520
                                            ----------        ----------
                                             1,662,081         1,733,274
                                            ----------        ----------
           Earnings from operations            232,507           196,112

Other income (expense):
     Interest income                             4,893             1,909
     Interest expense                          (14,027)          (22,553)
                                            ----------         ---------
           Earnings before income taxes        223,373           175,468

Provision for income taxes                      84,900            66,600
                                            ----------         ---------
           Net earnings                   $    138,473     $     108,868
                                            ==========         =========

Earnings per common share                 $        .03     $         .02
                                            ==========         =========



                    See notes to financial statements.
                                    2

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                               MARCH 31,       DECEMBER 31,
                                                 1997              1996
                                              ----------       -----------
                       ASSETS                 (UNAUDITED)
Current assets:
    Cash and cash equivalents              $     551,632    $     826,079
    Accounts receivable
         (less allowance for doubtful
          accounts of $ 38,900 at
          March 31, 1997 and
          December 31, 1996)                   1,033,332          859,146
     Inventories                               1,637,275        1,812,629
     Prepaid expenses and other
          current assets                         150,143          199,516
     Deferred income taxes                       116,233          116,233
                                              ----------       ----------
              Total current assets             3,488,615        3,813,603
                                              ----------       ----------

Property, plant and equipment:
     Land                                         69,000           69,000
     Factory equipment and fixtures            2,159,245        2,119,223
     Building and improvements                 1,774,703        1,766,174
     Waste disposal plant                        133,532          133,532
                                              ----------       ----------
                                               4,136,480        4,087,929
      Less: Accumulated depreciation           2,647,021        2,583,297
                                              ----------       ----------
                                               1,489,459        1,504,632
      Assets under capital leases, net             4,692            6,934
                                              ----------       ----------
                                               1,494,151        1,511,566
                                              ----------       ----------

Other assets:
      Processes and patents, net                 330,851          351,835
      Other                                      263,684          177,135
                                              ----------       ----------
                                                 594,535          528,970
                                              ----------       ----------
                                           $   5,577,301    $   5,854,139
                                              ==========       ==========




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,        DECEMBER 31,
                                               1997               1996
                                           ------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                    $    209,955      $     222,743
      Dividends payable                         ---               238,144
      Accrued expenses and other                89,868            100,772
      Current portion of long term
          debt and capital lease
          obligations                          110,658            114,241
      Taxes payable                             32,005            155,231
                                           -----------       ------------
            Total current liabilities          442,486            831,131
                                           -----------       ------------
Long-term debt                                 448,334            475,000
                                           -----------       ------------
Capital lease obligations                       ---                ---
                                           -----------       ------------
Deferred income taxes                           31,618             31,618
                                           -----------       ------------

Stockholders' equity:
   Common stock $.10 par value,                476,289            476,289
       authorized 10,000,000 shares,
       issued and outstanding
       4,762,889 shares
   Capital in excess of par value            3,089,380          3,089,380
   Retained earnings                         1,089,194            950,721
                                           -----------       ------------
            Total stockholders' equity       4,654,863          4,516,390
                                           -----------       ------------
                                          $  5,577,301      $   5,845,139
                                           ===========       ============




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                          ---------
                                                     1997           1996
                                                     ----           ----

Cash flows from operating activities:
  Net earnings                                  $   138,473    $  108,868
  Adjustments to reconcile net earnings
     to net cash flows provided by
    (used in) operations:
       Depreciation and amortization                 86,950        74,763
       (Increase) decrease in assets:
          Accounts receivable                      (174,186)      138,083
          Inventories                               175,354        11,032
          Prepaid expenses and other assets         (37,176)     (106,427)
       Increase (decrease) in liabilities:
          Accounts payable                          (12,788)      (47,145)
          Accrued expenses and other               (134,130)       20,646
                                                  ---------      --------
        Net cash provided by (used in)
             operating activities                    42,497       199,820
                                                  ---------      --------

Cash flows from investing activities:
   Acquisition of property, plant and
      equipment                                     (48,551)      (74,270)
                                                  ---------      --------
        Net cash (used in) investing activities     (48,551)      (74,270)
                                                  ---------      --------

Cash flows from financing activities:
   Dividends paid                                  (238,144)       ---
   Increase notes payable-bank, net                  ---           40,000
   Principal payments on long-term debt             (29,166)      (28,720)
   Proceeds from long term debt                      ---           20,000
   Principal payments on capital lease
           obligations                               (1,083)       (1,082)
                                                  ---------      --------
        Net cash provided by (used in)
             financing activities                  (268,393)       30,198
                                                  ---------      --------
Net increase (decrease) in cash
      and cash equivalents                         (274,447)      155,748

Cash and cash equivalents at beginning
          of period                                  826,079      307,061
                                                  ----------     --------
Cash and cash equivalents at
          end of period                         $    551,632   $  462,809
                                                  ==========     ========




                    See notes to financial statements.
                                    5

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1996 Annual Report.

         2. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

         3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest were $14,171 and $22,266 for the three months ended March 31, 1997 and March 31, 1996 respectively.

     Cash payments for income taxes were $208,126 and $35,183 for the three months ended March 31, 1997 and March 31, 1996 respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net Sales. Net Sales decreased $34,798 (1.8%) for the three months ended March 31, 1997 as compared to the comparable period in 1996. The Guardian Laboratories division ("Guardian") had a sales increase of $13,528 (.9%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $48,326 (10.5%). The decrease in Eastern's sales and the increase in Guardian's sales were both attributable to normal fluctuations in the purchasing patterns of their respective customers.

     Cost of Sales. As a percentage of sales, cost of sales decreased from 64.6% for the three months ended March 31, 1996 to 62.9% in the comparable period in 1997. This decrease was due to several factors. First, the lower sales of Eastern, which operates at a lower profit margin than Guardian. Second, a reduction in the cost of a key raw material in one of Guardian's core products.

     Operating Expenses decreased $17,496 (3.6%) for the three months ended March 31, 1997 when compared to the comparable period in 1996. The decrease was due primarily to the elimination of the costs associated with two different consulting arrangements that had been in place in the prior year.

     Interest Expense decreased $8,526 (37.8%) for the three months ended March 31, 1997 when compared to the comparable period in 1996. This decrease was mainly due to a lower average balance of bank loans outstanding.

     Interest Income increased $2,984 (156.3%) for the three months ended March 31, 1997 when compared to the comparable period in 1996. This increase is primarily due to an increase in short term invested balances.

Financial Condition

     Working capital was $2,982,472 at December 31, 1996 and $3,046,129 at March 31, 1997. The current ratio increased from 4.59 to 1 at December 31, 1996 to 7.88 to 1 at March 31, 1996. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements.

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

Date:  May 13, 1997