Form 10QSB
period 1997-06-30
UNITED GUARDIAN INC
filed 1997-08-05
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934


For the quarterly period ended     June 30, 1997
                               ----------------------

_______ Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________  to  ___________

Commission File Number    0-7855
                        ----------

                            UNITED-GUARDIAN, INC.
-------------------------------------------------------------------------
     (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                11-1719724
-------------------------------      ------------------------------------
(State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
  Incorporation or Organization)

              230 Marcus Boulevard., Hauppauge, New York 11788
-------------------------------------------------------------------------
                  (Address of Principal Executive Offices)

                              (516) 273-0900
-------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

-------------------------------------------------------------------------
       (Former Name, Former Address and Former Fiscal Year, if Changed
          Since Last Report)

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding  of each of the issuer's
classes of common equity, as of     June 30, 1997
                                 -------------------

                              4,862,889
-------------------------------------------------------------------------

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Six Months Ended
                  June 30, 1997 and 1996                               2

         Consolidated Balance Sheets -
                  June 30, 1997 and December 31, 1996                  3-4

         Consolidated Statements of Cash Flows -
                  Six Months Ended
                  June 30, 1997 and 1996                               5

         Consolidated Notes to Financial Statements                    6

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           7

Part II. Other Information                                             8

                                    UNITED-GUARDIAN, INC.
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         (UNAUDITED)


                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                JUNE 30,                     JUNE  30,
                            1997         1996          1997         1996
                            ----         ----          ----         ----
Revenue:
  Net sales            $ 4,452,665  $ 4,058,741    $ 2,558,077  $ 2,129,355
  Fees and retainers        ---          25,000         ---          25,000
                         ---------    ---------      ---------    ---------
                         4,452,665    4,083,741      2,558,077    2,154.355
                         ---------    ---------      ---------    ---------
Costs and expenses:
  Cost of sales          2,728,722    2,596,856      1,536,665    1,351,102
  Operating expenses       998,620      983,039        528,596      495,519
                         ---------    ---------      ---------    ---------
                         3,727,342    3,579,895      2,065,261    1,846,621
                         ---------    ---------      ---------    ---------
      Earnings from
         operations        725,323      503,846        492,816      307,734

Other income (expense):
  Interest income           11,473        4,166          6,580        2,257
  Interest expense         (25,356)     (45,869)       (11,329)     (23,316)
                         ---------    ---------      ---------    ---------

      Earnings before
         income taxes      711,440      462,143        488,067      286,675


Provision for
   income taxes            270,330      175,300        185,430      108,700
                         ---------    ---------      ---------    ---------

      Net earnings     $   441,110  $   286,843    $   302,637  $   177,975
                         =========    =========      =========    =========
Earnings per common
   share               $      0.09  $      0.06    $      0.06  $      0.04
                         =========    =========      =========    =========

Weighted average shares
   outstanding           4,792,723    4,762,889      4,822,230    4,762,889
                         =========    =========      =========    =========



                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30         DECEMBER 31
                                                1997               1996
                                            ------------       -------------
              ASSETS                         (UNAUDITED)

Current assets:
    Cash and cash equivalents           $      827,622      $      826,079
    Accounts receivable
         (less allowance for doubtful
          accounts of $24,600 at
          June 30, 1997 and 38,900 at
          December 31, 1996)                 1,002,339             859,146
     Inventories                             1,434,919           1,812,629
     Prepaid expenses and other
          current assets                       219,624             199,516
     Deferred income taxes                     116,233             116,233
                                           -----------         -----------
              Total current assets           3,600,737           3,813,063
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,235,453           2,119,223
     Building and improvements               1,780,202           1,766,174
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,218,187           4,087,929
      Less: Accumulated depreciation         2,716,842           2,583,297
                                           -----------         -----------
                                             1,501.345           1,504,632
      Assets under capital leases, net           3,609               6.934
                                           -----------         -----------
                                             1,504,954           1,511,566
                                           -----------         -----------

Other assets:
      Processes and patents, net               606,131             351,835
      Other                                    263,684             177,135
                                           -----------         -----------
                                               869,815             528,970
                                           -----------         -----------
                                        $    5,975,506      $    5,854,139
                                           ===========         ===========



                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             JUNE 30,          DECEMBER 31,
                                               1997                1996
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $  342,044          $  222,743
   Notes payable - banks                        ---               238,144
   Accrued expense and other                  199,899             100,772
   Current portion of long term
      debt and capital lease
      obligations                             109,575             114,241
   Taxes payable                               31,953             155,231
                                            ---------           ---------
         Total current liabilities            683,471             831.131
                                            ---------           ---------
Long-term debt                                 96,667             475,000
                                            ---------           ---------
Capital lease obligations                       ---                  ---
                                            ---------           ---------
Deferred income taxes                          31,618              31,618
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,               486,289             476,289
      authorized 10,000,000 shares,
      issued and outstanding
      4,862,889 shares at June 30,1997
      and 4,762,889 at December 31, 1996
   Capital in excess of par value           3,285,630           3,089,380
   Retained earnings                        1,391,831             950,721
                                            ---------           ---------
         Total stockholders' equity         5,163,750           4,516,390
                                            ---------           ---------
                                         $  5,975,506        $  5,854,139
                                            =========           =========





                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                      1997          1996
                                                    -------        ------

Cash flows provided by operating activities:
  Net earnings                                  $   441,110    $   286,843
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                 188,824        141,166
      (Increase) decrease in assets:
         Accounts receivable                       (143,193)       (16,954)
         Inventories                                377,710        103,043
         Prepaid expense and other assets          (106,657)      (125,957)
      Increase (decrease) in liabilities:
         Accounts payable                           119,301       (194,554)
         Accrued expenses and other                 (24,151)        52,462
                                                   --------       --------
      Net cash provided by operating activities     852,944        246,049
                                                   --------       --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment    (130,258)       (81,787)
   Acquisition of intangible assets                (100,000)         ---
                                                   --------       --------
      Net cash (used in) investing activities      (230,258)       (81,787)
                                                   --------       --------
Cash flows from financing activities:
   Dividends Paid                                  (238,144)         ---
   (Decrease) notes payable-bank, net                 ---         (100,000)
   Principal payments on long-term debt            (380,833)       (57,462)
   Principal payments on capital lease
     obligations                                     (2,166)        (3,028)
                                                   --------       --------

     Net cash (used in) financing activities       (621,143)      (160,490)
                                                   --------       --------

Net increase in cash and cash
  equivalents                                         1,543          3,772

Cash and cash equivalents at beginning
  of period                                         826,079        307,061
                                                   --------      ---------
Cash and cash equivalents at end of period      $   827,622    $   310,833
                                                   ========      =========


                       See notes to financial statements.

                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


          1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 1996 Annual Report to Shareholders.

          2. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

          3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

             Cash payments for interest were $27,246 and $47,257 for the six months ended June 30, 1997 and 1996 respectively.

             Cash payments for taxes were $393,608 and $125,308 for the six months ended June 30, 1997 and 1996 respectively.

          4. On May 8, 1997, the Company re-acquired the rights to its "Sonarite" technology for $100,000 in cash and the issuance of 100,000 shares of restricted Company Common stock. The "Sonarite" technology, which has been shown in clinical tests to reduce the incidence and severity of sleep apnea and snoring, was developed by the Company for a group of investors who agreed to sell the technology back to the Company. The total cost, $306,250, is reflected within patents and processes in the accompanying consolidated balance sheet, and will be amortized over the technology's estimated useful life of 5 years.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Gross revenue from operations
          -----------------------------

               Revenue increased $368,924 (9%) For the six months ended June 30, 1997 compared to the comparable period in 1996. The Guardian Laboratories division ("Guardian") had a sales increase of $590,498 (19.7%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $196,574 (18.7%).

               For the three month period ended June 30, 1997, revenue increased $403,722 (18.7%) over the comparable period in 1996. Sales of Guardian increased $576,970 (37.7%) while sales of Eastern decreased $148,248 (25%).

               The Guardian sales increases were mainly due to increased sales of Guardian's cosmetic products, the marketing of which has been significantly expanded as a result of new distribution arrangements that the company has put in place over the past few years. The Eastern decreases were mainly due to normal fluctuations in purchasing patterns of customers.

          Cost of sales
          -------------

               As a percentage of sales, cost of sales decreased from 64% for the six months ended June 30, 1996 to 61.3% in the comparable period in 1997.

               Cost of sales, as a percentage of sales, decreased from 63.5% for the three month period ended June 30, 1996 to 60.1% for the comparable period in 1997. The decreases are mainly due to the absorption of plant fixed costs by higher revenue in 1997 as compared to 1996.

          Operating expenses
          ------------------

               Operating expenses increased $15,581 (1.6%) in the six months ended June 30, 1997 when compared to the comparable period in 1996. For the three months ended June 30, 1997 there was an increase of $33,077 (6.7%) over the comparable period in 1996. These increases were primarily due to increases in payroll and payroll related costs.

          Interest expense
          ----------------

               Interest expense decreased $20,513 (44.7%) in the six months ended June 30, 1997 when compared to the comparable period in 1996 and $11,987 (51.4%) in the three month period ended June 30, 1997 over the comparable period in 1996. These decreases were mainly due to a lower average balance of bank loans outstanding.

          Interest income
          ---------------

               Interest Income increased $7,307 (175.4%) for the six months ended June 30, 1997 when compared to the comparable period in 1996 and $4,323 (191.5%) for the three months ended June 30, 1997 when compared to the comparable period in 1996. These increases are primarily due to an increase in short term invested balances.

FINANCIAL CONDITION

         Working capital was $2,982,472 at December 31, 1996 and $2,917,266 at June 30, 1997. The current ratio increased from 4.6 to 1 at December 31, 1996 to 5.3 to 1 at June 30, 1997. The Company has no commitments for any further significant capital expenditures during the remainder of 1997, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

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

Date:  August 5, 1997