Form 10QSB
period 1997-09-30
UNITED GUARDIAN INC
filed 1997-10-30
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

    X    Quarterly  report  under  Section  13 or 15(d)  of the  Securities
--------   Exchange Act of 1934


For the quarterly period ended   September 30, 1997
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                              4,872,289
-----------------------------------------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                Page No.

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Nine Months Ended
                  September 30, 1997 and 1996                       2

         Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996          3-4

         Consolidated Statements of Cash Flows -
                  Nine Months Ended
                  September 30, 1997 and 1996                       5

         Consolidated Notes to Financial Statements                 6

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                        7-8

Part II. Other Information                                          9

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)



                                NINE MONTHS ENDED         THREE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                                1997        1996           1997        1996
                             ---------    ---------      ---------   ---------
Revenue:
 Sales                     $ 6,665,342  $ 5,794,771    $ 2,212,677  $ 1,736,030
 Fees and retainers              -           35,000          -           10,000
                             ---------    ---------      ---------    ---------
                             6,665,342    5,829,771      2,212,677    1,746,030
                             ---------    ---------      ---------    ---------
Costs and expenses:
 Cost of sales               4,101,482    3,663,646      1,372,760    1,066,790
 Operating expenses          1,491,821    1,486,573        493,201      503,534
                             ---------    ---------      ---------    ---------
                             5,593,303    5,150,219      1,865,961    1,570,324
                             ---------    ---------      ---------    ---------
     Earnings from
         operations          1,072,039      679,552        346,716      175,706

Other income (expense):
 Interest income                22,555        9,419         11,082        5,253
 Interest expense              (29,140)     (65,222)        (3,784)     (19,353)
 Gain on sale of
    equipment                     -           45,000          -          45,000
                             ---------    ----------     ---------    ---------
     Earnings before
        income taxes         1,065,454       668,749       354,014      206,606

Provision for income
     taxes                     399,800       254,300       129,470       79,000
                             ---------    ----------     ---------    ---------
     Net earnings          $   665,654  $    414,449     $ 224,544  $   127,606
                             =========    ==========     =========    =========
Earnings per common
    share                  $       .14  $        .09     $     .05  $       .03
                             =========    ==========      =========    =========









                      See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                     SEPTEMBER 30, 1997     DECEMBER 31, 1996
                                     ------------------     -----------------
              ASSETS                     (UNAUDITED)

Current assets:
     Cash and cash equivalents          $      867,940        $      826,079
     Accounts receivable
      (less allowance for doubtful
        accounts of $24,430 at
        September 30, 1997 and
        $38,900 at December 31,1996)         1,219,244               859,146
     Inventories                             1,449,571             1,812,629
     Prepaid expenses and other
          current assets                       174,685               199,516
     Deferred income taxes                     116,233               116,233
                                           ------------          -----------
              Total current assets           3,827,673             3,813,603
                                           ------------          -----------

Property, plant and equipment:
     Land                                       69,000                69,000
     Factory equipment and fixtures          2,324,577             2,119,223
     Building and improvements               1,795,340             1,766,174
     Waste disposal plant                      133,532               133,532
                                           ------------          -----------
                                             4,322,449             4,087,929
      Less: Accumulated depreciation         2,787,632             2,583,297
                                           ------------          -----------
                                             1,534,817             1,504,632
      Assets under capital leases,net            2,527                 6,934
                                           ------------          -----------
                                             1,537,344             1,511,566
                                           ------------          -----------
Other assets:
     Processes and patents, net                570,058               351,835
     Other                                     263,684               177,135
                                           ------------           -----------
                                               833,742               528,970
                                           ------------           -----------
                                          $  6,198,759        $    5,854,139
                                           ============           ===========






                    See notes to financial statements.

                            UNITED-GUARDIAN, INC.
                         CONSOLIDATED BALANCE SHEETS



                                     SEPTEMBER 30, 1997      DECEMBER 31,1996
                                     ------------------     -----------------
LIABILITIES AND                           (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                $        491,645       $        222,743
      Dividends payable                          -                    238,144
          Accrued expense and other            201,691                100,772
      Current portion of long term
         debt and capital lease
         obligations                             1,825                114,241
      Taxes payable                             64,923                155,231
                                           ------------           -----------
            Total current liabilities          760,084                831,131
                                           ------------           -----------
Long-term debt                                   -                    475,000
                                           ------------           -----------
Deferred income taxes                           31,618                 31,618
                                           ------------           -----------
Stockholders' equity:
     Common stock $.10 par value,              487,229                476,289
       authorized 10,000,000 shares,
          issued and outstanding
          4,872,289 and 4,762,889 shares
     Capital in excess of par value          3,303,453              3,089,380
     Retained earnings                       1,616,375                950,721
                                           ------------           -----------
        Total stockholders' equity           5,407,057              4,516,390
                                           ------------           -----------
                                        $    6,198,759        $     5,845,139
                                           ============           ===========






                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1997            1996
                                                       --------        --------
Cash flows provided by operating activities:
    Net earnings                                   $    665,654     $   414,449
    Adjustments to reconcile net earnings
          to net cash flows from operations:
             Depreciation and amortization              296,769         224,272
             Gain on sale of equipment                    -             (45,000)
             (Increase) decrease in assets:
               Accounts receivable                      (360,098)       236,072
               Inventories                               363,058         52,039
               Prepaid expense and other assets          (61,718)      (119,108)
              Increase (decrease) in liabilities:
               Accounts payable                          268,902       (217,790)
               Accrued expenses and other                 10,611         99,370
                                                       ---------       ---------
         Net cash provided by operating activities     1,183,178        644,304
                                                       ---------       ---------

Cash flows from investing activities:
     Acquisition of property, plant and equipment       (234,520)      (165,405)
     Proceeds from sale of equipment                       -             45,000
     Aquisition of processes and patents                (100,000)         -
                                                        ---------      ---------
         Net cash (used in) investing activities        (334,520)      (120,405)
                                                        ---------      ---------

Cash flows from financing activities:
   (Decrease) notes payable-bank, net                      -           (100,000)
   Principal payments on long-term debt                 (584,167)      (225,795)
   Principal payments on capital lease
      obligations                                         (3,249)        (6,610)
   Proceeds of stock options exercised                    18,763          -
   Dividends paid                                       (238,144)         -
                                                        ---------      ---------
             Net cash (used in) financing activities    (806,797)      (332,405)
                                                        ---------      ---------
Net increase in cash and cash equivalents                 41,861        191,494

Cash and cash equivalents at beginning
          of period                                      826,079        307,061
                                                         ---------     ---------
Cash and cash equivalents at
          end of period                             $    867,940     $  498,555
                                                         =========     =========





                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996.The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1996 Annual Report.

     2. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

     3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest were $32,283 and $66,610 for the nine months ended September 30, 1997 and 1996 respectively.

     Cash payments for taxes were $490,108 and $173,183 for the nine months ended September 30, 1997 and 1996 respectively.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Gross Revenue from Operations.
     -----------------------------

     Revenue increased $835,571 (14.3%) for the nine months ended September 30, 1997 as compared to the comparable period in 1996. The Guardian Laboratories division ("Guardian") had a sales increase of $1,149,332 (27.2%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $278,761 (17.7%).

     For the three month period ended September 30, 1997, revenue increased $466,647 (26.7%) over the comparable period in 1996. Sales of Guardian increased $558,834 (46%) while sales of Eastern decreased $82,187 (15.7%).

     The Guardian sales increases were mainly due to the realization of benefits of new distributor arrangements entered into by the Company over the past few years, as well as a significant increase in the sales of two of the Company's products that had not had significant sales previously and some sales of new products introduced by the Company recently. The Eastern decreases were mainly due to normal fluctuations in the purchasing patterns of customers from month to month.

     Revenue from fees and retainers was $35,000 and $10,000 for the nine and three month periods ended September 30, 1996 respectively. There were no fees and retainers for the comparable periods in 1997.

     Cost of Sales
     -------------

     As a percentage of sales, cost of sales decreased from 63.2% for the nine months ended September 30, 1996 to 61.5% in the comparable period in 1997. The decrease was mainly due to the absorption of plant fixed costs by higher revenue in 1997 as compared to 1996.

     Cost of sales, as a percentage of sales, increased from 61.4% for the three month period ended September 30, 1996 to 62% for the comparable period in 1997.

     Operating expenses
     ------------------

     Operating Expenses increased $5,248 (.4%) in the nine months ended September 30, 1997 when compared to the comparable period in 1996. For the three months ended September 30, 1997 there was a decrease of $10,333 (2.1%) over the comparable period in 1996.

     Interest Expense
     ----------------

     Interest Expense decreased $36,082 (55.3%) in the nine months ended September 30, 1997 when compared to the comparable period in 1996 and $15,569 (80.4%) in the three month period ended September 30, 1997 over the comparable period in 1996. These decreases were mainly due to a lower average balance of bank loans outstanding.

     Interest Income
     ---------------

     Interest Income increased $13,136 (139.5%) for the nine months ended September 30, 1997 when compared to the comparable period in 1996 and $5,829 (111%) for the three months ended September 30, 1997 when compared to the comparable period in 1996. These increases are primarily due to an increase in short term invested balances.

     Gain on Sale of Equipment. The Company realized a gain on sale of equipment amounting to $45,000 during the nine and three month periods ended September 30, 1996. No gains were realized during the comparable nine and three month periods in 1997.

FINANCIAL CONDITION

     Working capital was $2,982,472 at December 31, 1996 and $3,067,589 at September 30, 1997. The current ratio increased from 4.6 to 1 at December 31, 1996 to 5.0 to 1 at September 30, 1997. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements.

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

Date:  October 30, 1997