Form 10KSB
period 1997-12-31
UNITED GUARDIAN INC
filed 1998-03-24
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 1O-KSB

(Mark One)

|X|      ANNUAL  REPORT  UNDER  SECTION  13 or  15(d)  OF THE  SECURITIES
         EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 1997.

                                    OR
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from __________ to ____________

For the transition period from __________ to ____________


                      Commission file number 0-7855

                          UNITED-GUARDIAN, INC.
              (Name of small business issuer in its charter)


         Delaware                                     11-1719724
---------------------------                        ----------------
State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)

    230 Marcus Blvd., Hauppauge, NY                      11788
---------------------------------------                ---------
(Address or principal executive offices)               (Zip Code)

Issuer's telephone number, including area code:    (516) 273-0900
                                                --------------------

Securities registered pursuant to Section l2(b) of the Exchange Act:

       Title of each class        Name of each exchange on which registered
  ----------------------------    -----------------------------------------

  Common Stock, $.10 par value              American Stock Exchange


Securities registered pursuant to Section l2(g) of the Exchange Act:  None

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


         Indicate by check mark if there is no disclosure herein of delinquent filers pursuant to Item 405 of Regulation S-B, and if, to the best of registrant's knowledge, no disclosure will be contained in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         The Registrant's revenues for the fiscal year ended December 31, 1997 were $8,752,133.

         On March 6, 1998 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $11,037,300. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant are affiliates of the Registrant and no person, other than Alfred R. Globus, is an affiliate by virtue of his stockholdings. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

         On March 6, 1998 the Registrant had issued and outstanding 4,876,839 shares of Common Stock, $.10 par value per share ("Common Stock").

         Transitional  Small Business  Disclosure Format: Yes |_| No |X|

                   DOCUMENTS INCORPORATED BY REFERENCE:

         The information required by Part III (portions of Item 9, as well as Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "1998 Proxy Statement") in connection with its 1998 annual meeting of stockholders, which is to be filed no later than April 30, 1998 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

         This annual report on Form 10-KSB contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such "safe harbor" provisions and is including this statement for that express purpose. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Registrant's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand Registrant's operations, and other factors described in this report and in prior filings with the Securities and Exchange Commission. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of Registrant, Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

                                  PART I

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

             The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the Registrant's LUBRAJEL(R) line of cosmetic ingredients, and its line of RENACIDIN(R) pharmaceutical products, accounted for approximately 63% of the Registrant's sales in 1997. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

         (2) Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Registrant, distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. Since the Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Registrant believes has greater growth potential, the Registrant has explored the possibility of selling the Eastern division. The Registrant concluded in 1997 that the Eastern operation would be more marketable if Eastern could reduce its inventory and focus its marketing efforts on the inventory items that sell more regularly. Registrant is in the process of implementing this change, and Registrant anticipates that Eastern's sales may be adversely affected as this is taking place.

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

         During 1997, Guardian's sales accounted for approximately 80% of Registrant's total product sales.

         Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 1997 sales from these two product lines accounted for approximately 79% of Guardian's sales, and 63% of the sales of the Registrant as a whole.

             LUBRAJEL
             --------
             LUBRAJEL is a nondrying water-based lubricating gel that has applications in the medical field as a lubricant, and in the cosmetic industry as a moisturizer and as a base for other cosmetic products. As a medical lubricant it has been used on prelubricated enema tips and thermometers, and as a lubricant for catheters. In the cosmetic industry it is used as a stable gel for application around the eyes and on the face, and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. During 1997, sales of LUBRAJEL products increased by 9% compared with 1996. During 1997, sales of LUBRAJEL products represented 59% of Guardian's sales and 47% of the sales of the Registrant as a whole.

             Revenue from the sale of the Registrant's LUBRAJEL products increased compared with the previous year as a result of (a) greater marketing success on the part of Registrant's distributors, and (b) the expansion of Registrant's marketing efforts as a result of Registrant's new marketing alliance with International Specialty Products ("ISP") (discussed in more detail in the "Marketing" section below). In particular, sales of LUBRAJEL CG (the original form of LUBRAJEL) increased by 22% from $954,181 in 1996 to $1,164,727 in 1997, and sales of LUBRAJEL MS (the most popular form of Lubrajel) decreased 2% from $1,233,094 in 1996 to $1,211,883 in 1997 even though volume increased by 3%. This was a result of a certain price reductions.

             As a result of its new marketing alliance with ISP, Registrant believes that LUBRAJEL sales will increase in 1998, despite increased competition from competitive products introduced by European manufacturers. Registrant believes that LUBRAJEL'S reputation for quality and reliability, as well as Registrant's innovations to the LUBRAJEL product line, will enable it to compete effectively with these new products.

             The Registrant is developing other uses for LUBRAJEL. See "Item 1. Description of Business-Development Activities".

             RENACIDIN
             ---------
             RENACIDIN is a urological prescription drug sold by the Registrant for many years in powder form ("RENACIDIN POWDER") to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. RENACIDIN POWDER had to be reconstituted prior to use by the hospital, pharmacy, or nursing facility using it. On October 2, 1990 the Registrant received approval from the United States Food & Drug Administration ("FDA") to market, under the tradename "RENACIDIN IRRIGATION", a ready to use 10% sterile solution made from the RENACIDIN POWDER. In addition to the uses previously approved for RENACIDIN POWDER, the RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. In May, 1997 Registrant discontinued sales of RENACIDIN POWDER in favor of the RENACIDIN IRRIGATION. Sales of RENACIDIN IRRIGATION accounted for 19% of Guardian's sales in 1997, 94% of sales of all forms of RENACIDIN, and 15% of the sales of the Registrant as a whole. Partially as a result of the gradual replacement of sales of RENACIDIN POWDER by RENACIDIN IRRIGATION, which brings in greater revenue for comparable doses, sales of RENACIDIN IRRIGATION increased by 23% in 1997. On October 9, 1990, the Patent Office issued to the Registrant a patent covering the method of manufacturing RENACIDIN IRRIGATION.

             Other Products

             Other products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 1997 are as follows:

             CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent. Sales of CLORPACTIN amounted to $287,011 during 1997 compared to $273,711 in 1996, an increase of 5%.

             KLENSOFT is a surfactant that can be used in shampoos, makeup removers, and other cosmetic formulations. Sales of Klensoft increased considerably in 1997 primarily as a result of expanded product use in Taiwan. Sales in 1997 amounted to $253,836 compared to $58,620 in 1996, an increase of 333%.

             PHOSPHOCHOLATE is a mouth moisturizer used primarily by cancer patients. The product was developed for, and is being marketed exclusively by, Sage Products, Inc., an Illinois health care company with which the Registrant had been working since 1993. Phosphocholate is a significant improvement over a product previously marketed by Sage for many years, and has replaced all of the sales of the previous formulation. Shipments to Sage began in November 1994, and amounted to $243,771 in 1997 compared to $200,756 in 1996, an increase of 21%.

             LUBRAJEL PF is a preservative-free version of LUBRAJEL currently being marketed by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. Tests conducted by Sederma indicate that the product self-preserves, and aids in the preservation of other cosmetic ingredients with which it is formulated. Sales of Norgel amounted to $199,344 in 1997 compared to $215,125 in 1996, a decrease of 7%.

              LUBRAJEL RR (and LUBRAJEL RC, which is a lower cost alternative product) are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is the preferred method of sterilizing medical and hospital products. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon has been actively marketing the product since January, 1996. The Registrant also authorized Horizon to market another grade of LUBRAJEL RR as a component of a wound healing system. It has introduced this product on a limited basis. On April 11, 1995, the Registrant was granted a U.S. patent for these new forms of LUBRAJEL.

Sales of LUBRAJEL RC to Horizon amounted to $155,133 in 1997 compared to $136,869 in 1996, an increase of 13%.

             OIL OF ORCHIDS(TM) is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives. It is soluble in water and alcohol and acts as a supplementary moisturizer. It is also an enhancer for fragrances in perfumes and toiletries. It is sold in two forms, water-soluble and oil soluble. Total sales in 1997 amounted to $69,440 compared to $64,510 in 1996, an increase of 8%.

             LUBRASIL is a special type of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The product has a silky feel, and is water resistant while moisturizing the skin. Sales in 1997 amounted to $111,406 compared to $51,772 in 1996, an increase of 115%.

             CONFETTI DERMAL ESSENTIALS is a new product line introduced in 1996 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to and suspended in various water-based products. The product color and ingredients can be customized to the needs of individual customers. Registrant believes that its product is unique and that it has excellent market potential based on initial reaction from the many cosmetic companies now evaluating the product. The first commercial products using Confetti appeared in 1997, and the Registrant believes that product sales should increase in 1998.

             DERMA-SURE PROTECTIVE LOTION is an alcohol-based product applied to the skin which protects the skin against grease, oil, paint, stain, and many other chemicals. The product can be both a consumer and industrial product, and is currently produced in two formulations. In October, 1997 the product appeared on the home shopping network QVC, but sales were disappointing. As a result, the product was reformulated to last longer and is now being evaluated by a major consumer and industrial products company.

             RAZORIDE is a clear, water-based, soap-free shaving product with excellent lubricity and moisturizing properties. A marketer of shaving products is currently evaluating the product, and Registrant is currently looking into other methods of marketing this product.

             DESELEX(R) is a replacement for phosphates in detergents.

             LUBRASLIDE(TM) and a related product, B-122(TM), are powders used in the manufacture of cosmetics such as pressed powders, eye shadows, and rouges.

             FOAMBREAKER(TM) is a defoamer for cleansing solutions in the electroplating, painting, and electronics industries. The product does not leave the typical "fish-eye" residues associated with silicone defoamers. It is an industrial product that does not require governmental registrations or approvals. It is an unpatented, proprietary product.

              UNITWIX(TM) is a cosmetic additive used as a thickener for oils and oil-based liquids. The product has recently stimulated interest on the part of cosmetic manufacturers. It is a proprietary, unpatented product that does not require government approval to market. Sales of

Unitwix amounted to $83,890 in 1997 compared to $35,710 in 1996, and increase of 135%.

             LUBRASEPTIC(R) JELLY was a lubricating gel produced and marketed by Registrant for many years for urological use. In April 1994 the Registrant discovered that the sterilization process for the product was adversely affecting the level of active ingredients in the product, and the Registrant voluntarily recalled and discontinued production of the product. As a result of an agreement with the FDA the Registrant has now discontinued making antibacterial and anesthetic claims for the product, and promotes it only as a urological lubricant. The product was put back on the market in November 1995 for the purpose of selling off the remaining inventory. Because the Registrant had more inventory than could be sold within the expiration dating of the product it has disposed of the excess inventory and kept just enough to enable it to continue sales until the expiration date. In 1997, Registrant reduced the value of its inventory by $85,325 to account for the final disposition of this product.

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

              After the Research and Development Department has completed its initial work on a product and is satisfied with the results of that work, further development work to bring the product to market will continue, including some or all of the following: (a) animal and human clinical studies needed to determine safety and effectiveness of drug or medical device products, which would be needed for submissions to the appropriate regulatory agencies, such as the FDA or the United States Environmental Protection Agency ("EPA"); (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications;
(c) market research to determine the marketability of the product, including the potential market size and most effective method of marketing the product; (d) scaling up from laboratory production batches to pilot batches, and then to full scale production batches, including the determination of the type of equipment necessary to produce the product; (e) upgrading or purchasing new equipment to manufacture the products; and (f) the negotiation of joint venture or distribution agreements to develop and/or market the product. Some of the foregoing work may be done by outside contractors.

              While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Registrant believes that a number of its development projects, including those discussed below, may have commercial potential.

             LUBRAJEL
             --------
             Preliminary studies indicated that LUBRAJEL may help to accelerate the healing of wounds, such as leg ulcers, when applied daily and used in conjunction with a Spandex or similar bandage. The Registrant believes that an additional study done on a larger group of patients is warranted. Horizon Medical, Inc. (see "LUBRAJEL RR" discussion above) had done some work with the product for this use, and received authorization from the FDA to market the product as an accessory to a medical device for specific wound healing uses. Registrant is continuing to look for other potential marketers for this product.

             CLORONINE
             ---------
             Cloronine is a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product has been approved for certain uses in France and Canada. Before this product can be marketed in the United States for any purpose, additional tests will have to be done to determine if the product can be registered with the EPA as a sterilizer or germicide. These tests would comprise laboratory microbiological studies, compatibility studies, and specific studies on its intended uses. The product will also have to be registered with the FDA as an accessory to a medical device. Neither registration process has yet begun. Due to the expense and time required, the Registrant hopes to work jointly with other companies to obtain these registrations. The Registrant was granted two patents for this product.

             FELINE HEALTH PRODUCTS
             ----------------------
             In March, 1996 Registrant entered into a research & development agreement with Feline Health Products ("FHP") to develop a new animal health care product. The exact product cannot be disclosed at the present time due to a confidentiality agreement that is in effect between the Registrant and FHP. The product development has been completed, tests conducted at Cornell University were positive, and the finished product is now being tested by a company that distributes veterinary products throughout the United States. If the results of that testing are positive, FHP has indicated to the Registrant that it intends to enter into a marketing agreement with that company, which would include a provision for the Registrant to manufacture the key component.

             LIDOCAINE GEL
             -------------
             Registrant has developed a new Lidocaine-based urological anaesthetic gel to replace its Lubraseptic Jelly. This product was developed for a company in the United Kingdom, but has not yet been brought to market. Registrant has not yet decided whether it will market this product itself or look for other potential marketers for it.

             GLYCERYL  GLYCOLATE
             ------------------
             This product is intended to replace the currently popular alpha-hydroxy acids with a less irritating and longer lasting product. The product is currently being evaluated by a major cosmetics company in Europe with whom Registrant hopes to enter into a joint venture to further develop and market the product. This product is still in the development stage.

             SONORITE
             --------
             Sonorite is a product developed by the Registrant to reduce the severity of snoring. It is a soft tissue lubricant that reduces the surface tension in obstructed airways and allows for increased air flow. The product development has been completed on this product, and in 1997 the Registrant secured the exclusive right to market the product from a group of investors who had initially funded the development work. Registrant has entered into discussions with a company that currently markets another breathing aid, and that company has initiated tests to determine the relative effectiveness of the two products and any synergy between them. Registrant hopes to enter into a joint venture with either that company or, if they do not proceed, with a different company to market the product for this use in the near future. Registrant believes that the marketing of the product for this use would only require the filing of a 510-k premarket notification to the FDA, which means that marketing could begin within the next year if an interested partner can be found. The product has also been tested for use in reducing the incidence of sleep apnea, a sleep disorder affecting millions of people. Some initial clinical work has indicated that the product may be effective for this use as well. However, since the marketing of the product for this use would require a New Drug Application, the Registrant is currently endeavoring to find a partner that is interested in completing the additional clinical work that will be required before the product can be marketed for this additional use.

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

         Eastern Chemical Corporation

         Eastern Chemical Corporation is a wholly owned subsidiary of the Registrant. It distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 1997, Eastern's sales accounted for approximately 20% of the total product sales of the Registrant.

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

         Domestic Sales

         In the United States Registrant's cosmetic products are marketed exclusively by ISP in accordance with a marketing agreement entered into in 1996 (see "Marketing Agreements" below). ISP also has the right to sell some of Registrant's other industrial and medical products. In 1997 ISP's purchases for distribution in the United States were approximately $1,124,973 and accounted for approximately 13% of the Registrant's sales in 1997. Registrant's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 20% of Registrant's sales. Registrant's other products, such as its industrial products, are sold directly to end users by the Registrant and account for less than 2% of Registrant's sales.

         Foreign Sales

         In 1997 the Registrant derived approximately 43% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe, compared to 39% in 1996. The Registrant currently has 9 distributors for its cosmetic products outside the United States: S. Black (Import & Export) Ltd. in the United Kingdom ("S. Black"); Sederma and Warwick France in France; S.A. de Especialidades Quimicas in Spain; Luigi & Felice Castelli S.R.L. in Italy; Vendico in Scandinavia; Mimox AG in Switzerland; C&M International in Korea; and ISP in Germany, Eastern Europe, the Benelux countries, Canada, Mexico, South & Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. The percentage of Registrant's sales by its largest foreign distributors were as follows: Sederma-11%; ISP (for sales outside of the United States)-10.5%; S. Black-7.5%; and C&M International-4%.

         Marketing Agreements

         In 1994 Registrant entered into an agreement with ISP which provided for ISP to sell Registrant's products, primarily its cosmetic products, in Europe and Asia. That agreement established an alliance with

ISP that was intended to bring the Registrant's products to many regions of the world where either they had not been marketed before, or where previous marketing efforts had been unsatisfactory. The major focus of that agreement was the Far East, but also included Eastern Europe, Russia, and some countries in Western Europe, most importantly Germany. The agreement provided for exclusivity in those areas as long as minimum purchase requirements were met. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis.

         In 1996 Registrant entered into an additional marketing agreement with ISP whereby ISP became Registrant's exclusive distributor of its cosmetic products in the United States, Canada, Mexico, and Central and South America, thereby significantly expanding ISP's territory. As with its earlier agreement, this agreement provided for exclusivity as long as yearly minimum purchase levels are attained. Accompanying this agreement was a modification to the 1994 agreement to provide consistency between the two agreements.

         Registrant believes that the marketing agreements with ISP could have a significant impact on sales in the next few years. In the event that ISP ceased marketing Registrant's products, Registrant believes that alternative arrangements could be made to continue to supply product to the customers using Registrants products without any interruption of supply.

         In an effort to accelerate the marketing of some of Registrant's other products, Registrant in late 1995 entered into an agreement with Creative Technologies, Inc., ("Creative") a marketing consulting company. Since that time Registrant has been working with Creative to place some of Guardian's products with companies not previously contacted by the Registrant, as well as to provide Guardian with market information that will enable it to develop products to fill existing market needs. The agreement with Creative was for an initial six month period that ended May 31, 1996, which was extended until November 30, 1996. Since that time Creative is continuing to work on behalf of the Registrant based on a commission schedule relating to the volume of business that Creative brings to the Registrant.

         Most of Registrant's other marketing arrangements are not in the form of long-term contracts and can be terminated at any time.

         Raw Materials

         The principal raw materials used by the Registrant consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. These materials are available in ample supply from numerous sources. The Registrant's principal raw material suppliers are Callahan Chemical Company, Van Waters & Rogers, Inc., Protameen Chemicals Inc., Alzo, Inc., Vitusa Products, Inc., B.A.S.F., DSM Fine Chemicals Inc., Eastman Chemical, Clariant Corp., Ishihara U.S.A., Nissei Trading Co., and Varessa, Ltd.

         Inventories; Returns and Allowances

         The  Registrant's  business  requires  that  it  maintain  large inventories of finished goods for Eastern, but not Guardian. Historically, returns and allowances have not been a significant factor in the Registrant's business.

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

         Eastern faces competition from many other chemical manufacturers and distributors, many of which have much greater financial resources than those of the Registrant. Eastern's competition is based primarily upon price, service and quality. Eastern attempts to maintain its competitive position in the industry through its ability to (i) locate and make wholesale arrangements to purchase the chemicals with suppliers located all over the world, (ii) maintain a sufficient inventory of each of its items at all times, and (iii) customize each order as to quantity of the item requested and to tailor the price of the order to such quantity. Eastern's primary competitors are Fluka Chemicals, Sigma Chemical Company, Aldrich Chemical Co., Inc., Acros Organics, Pfaltz & Bauer, Inc., and Spectrum Chemical Mfg. Corp.

         Government Regulation

         Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Registrant's products. The Registrant and many of Registrant's products are subject to certain government regulations. Products that may be developed and sold by the Registrant in the United States may require approval from federal regulatory agencies, such as the FDA, as well as state regulatory agencies. Products that may be developed and sold by the Registrant outside of the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Registrant will be subject to regulation by the Center for Devices and Radiological Health of the FDA, and will usually require a pre-market notification. Most pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

         A drug product normally must go through several phases in order to obtain FDA approval. The research phase involves work up to and including discovery, research, and initial production. Next is the pre-clinical phase, which involves studies in animal models necessary to support an IND application to the FDA and foreign health registration authorities to commence clinical testing in humans. Clinical trials for pharmaceutical products are conducted in three phases. In Phase I, studies are conducted to determine safety and dosages. In Phase II, studies are conducted to gain preliminary evidence as to the efficacy of the product. In Phase III, studies are conducted to provide sufficient data for the statistical proof of safety and efficacy, including dose regimen. Phase III is the final stage of such clinical studies prior to the submission of an application for approval of an NDA. The amount of time necessary to complete any of these phases cannot be predicted with any certainty.

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

         Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 1997 and 1996 the Registrant incurred approximately $45,000 and $ 39,000 respectively, in environmental compliance costs.

         Research and Development Expense

         Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 1997 and 1996, the Registrant incurred approximately $285,000 and $268,000 respectively, in research and development expenses. The expenses consist of direct costs as well as factory overhead. No portion of the research and development expenses was directly paid by the Registrant's customers.

         Revenue and Earnings

         The tables below set forth, for the years indicated, the revenue (including fees and retainers), and earnings from operations attributable to the Registrant and to the Registrant's industry segments:

                                                   YEAR ENDED    YEAR ENDED
                                                   December 31,  December 31,
                                                       1997           1996
                                                   -----------    -----------
Revenue:

   Guardian ....................................   $ 6,964,060    $ 6,010,904
   Eastern .....................................     1,788,073      2,025,642
                                                   -----------    -----------
                                                   $ 8,752,133    $ 8,036,546
                                                   ===========    ===========
Earnings from Operations:

   Guardian ....................................   $ 1,526,310    $   936,731
   Eastern .....................................       (45,308)        89,007
   Corporate ...................................      (161,123)      (154,706)
                                                   -----------    -----------
                                                   $ 1,319,879    $   871,032
                                                   ===========    ===========
         Identifiable Assets

         The table below sets forth as of the dates indicated the identifiable assets of the Registrant as a whole, as well as the identifiable assets of the Registrant's industry segments:

                                                         As of:
                                              December 31,   December 31,
                                                  1997            1996
                                               ---------        ---------
Guardian ..................................   $2,650,668       $2,607,254
Eastern ...................................      772,401        1,166,828
Corporate .................................    2,702,777        2,080,057
                                              ----------       ----------
                                              $6,125,846       $5,854,139
                                              ==========       ==========

         For certain additional financial information concerning the Registrant's industry segments see Note J of Notes to Consolidated Financial Statements of the Registrant contained in Item 7 herein.

         Employees

          The Registrant presently employs 47 people, 6 of whom serve in an executive capacity, 26 in research, quality control and manufacturing, 5 in maintenance and construction and 10 in office and clerical work. Of the total number of employees, 43 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement.

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

         The Registrant had previously given a first mortgage on the property to State Bank of Long Island to secure a note in the original amount of $ 758,333.63. During 1997 that note was paid in full, and the property is presently unencumbered.

Item 3.  Legal Proceedings.

         In 1996 Registrant filed a lawsuit in the Superior Court of New Jersey in Bergen County, New Jersey against Microbalanced Products ("Microbalanced"), a former customer of the Registrant that had failed to pay an outstanding bill of approximately $28,000. In January, 1997 Microbalanced filed a countersuit against the Registrant alleging that the product sold to it by Registrant, which was various forms of Registrant's Lubrajel product, was not "all natural". In February, 1997 two individuals who were the principals of Microbalanced, along with another individual, filed a civil action against Registrant in the Superior Court of New Jersey in Bergen County, New Jersey to recover
$275,000 that they invested in a project with Registrant in 1985 to develop a product to reduce snoring ("Sonorite").

         In April, 1997 Registrant, Microbalanced, and all parties involved in the lawsuits reached an out of court agreement that settled all outstanding issues between them. In exchange for Registrant obtaining all rights to the Sonorite technology, the outstanding debt of Microbalanced was cancelled and the three individuals involved in the Sonorite project were jointly paid a total of $100,000 and given 100,000 shares of restricted stock of the Registrant. Registrant now has the exclusive rights to the Sonorite technology.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Market Information

         The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 1996 to December 31, 1997. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                               Year Ended                 Year Ended
    Quarters               December 31, 1997          December 31, 1996
    --------              -------------------        -------------------

                           High         Low            High          Low
                          ------       -----         --------       -----

First  (1/1 - 3/31)     $ 2  3/8     $ 1  3/4      $ 1  15/16     $ 1  1/2

Second (4/1 - 6/30)       5            1  15/16      3  1/4         1  1/2

Third  (7/1 - 9/30)       4  7/8       3  3/4        3  1/16        1  3/4

Fourth (10/1 - 12/31)     6  1/8       3  3/4        2  1/8         1  9/16


         Holders of Record

         As of March 6, 1998 there were 1,352 holders of record of Common
Stock.

         Cash Dividends

         On January 5, 1998 the Registrant paid a $.06 per share dividend to all stockholders of record as of December 12, 1997. On January 6, 1997 the Registrant paid a $.05 per share dividend to all stockholders of record as of December 10, 1996.

         Recent Sales of Unregistered Securites

         On July 21, 1997 Registrant transferred 100,000 shares of Registrant's unregistered Common Stock to two of the three individuals that were involved in the civil action discussed in "Item 3. Legal Proceedings" above. The two individuals, Christian Yegen and Reuven

Gershoni ("Transferees"), were issued the stock as part of the settlement of all lawsuits that had been pending between the Registrant, Transferees, Microbalanced Products, and Dan Palmon. In consideration for this transfer of stock, all lawsuits were dropped and Registrant received the exclusive marketing rights to "Sonorite", a product to reduce the incidence of sleep apnea and snoring that had been developed for, and funded by, the Transferees.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results Of Operations:

Year Ended December 31, 1997 Compared to
Year Ended December 31, 1996

          Revenue

          Revenue in 1997 increased by $715,587 (9%) compared to 1996 due to revenue increases in the Guardian Division of $953,156 (16%) and a decrease in the Eastern Division of $237,569 (12%). The increase in the sales of the Guardian division was primarily the result of an increase in sales of its cosmetics products (primarily Lubrajel to ISP) both for their international and their domestic sales, and increases of sales of Renacidin Irrigation as a result of a mid year discontinuation of the powder form of the product resulting in higher volumes of the Irrigation which has a higher selling price. The decrease in sales of the Eastern Division was the result of an overall decrease in sales volume not attributable to any one product or customer.

          Costs and Expenses

          Costs and expenses in 1997 increased by $266,740 (4%) compared to the prior year due to increases in cost of sales of $238,041 (5%) and operating expenses of $28,699 (1%). Costs of sales as a percentage of sales decreased to 62% in 1997 as compared to 65% 1996. The decrease is mainly due to the absorption of fixed plant costs by higher revenue. An additional 2% decline in the cost of sales percentage in 1997 was offset by the Registrant's charge of $180,000, of which $85,000 was for a write-down in the remaining value of Lubraseptic Jelly and a $95,000 increase in inventory reserves. The increase in operating expenses in 1997 is primarily due to higher payroll and payroll related costs.

          Other Income (Expense)

          Interest expense decreased from $80,210 to $31,505 due to a reduction in bank loans outstanding. Interest income increased from $14,789 to $34,619 due to investing of excess cash provided from operations. The Registrant realized gain on sale of assets of $44,312 in 1996 while there was no gain or loss in 1997.

          Provision for Income Taxes

          The provision for income taxes increased from $324,767 in 1996 to $502,620 in 1997. This increase is primarily due to the increase in earnings before income taxes of $474,791 (56%) between years.

          Liquidity and Capital Resources

          Working capital decreased from $2,982,472 as of the end of 1996 to $2,973,768 as of the end of 1997, a decrease of $8,704 (.2%).

          The Current Ratios were approximately 4.6 to 1 at December 31, 1997 and 1996.

          The Registrant has line of credit agreements with two banks, which provide for borrowings of up to $250,000 and $700,000, respectively. As of December 31, 1997, the unused portion of these lines, in the aggregate, was $950,000.

          The Registrant generated cash from operations of $1,497,078 in 1997 compared to $1,059,577 in 1996. The increase in 1997 was primarily due to increased earnings and a decrease in inventories. During each of the years 1997 and 1996 the Registrant invested approximately $291,000 and $250,000 respectively for plant and equipment. During the second half of 1997 the Registrant invested excess cash of approximately $360,000 in certificates of deposit with maturities not in excess of one year. Cash used in financing activities increased approximately $434,000 to approximately $797,000 due to additional reductions in bank debt and payment of a $.05 cash dividend of $238,144.

          While the Registrant believes that its working capital is sufficient to support its operating requirements for the next fiscal year, the Registrant's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from operations. The Registrant has no material commitments for future capital expenditures.


          Impact of Inflation and Changing Prices

          While it is difficult to assess the impact of inflation on the Registrant's operations, management believes, because of the proprietary nature of the majority of its product line, that inflation has had little effect on net sales. Sales have changed as a result of volume, price and product mix. While inflation has had an impact on the cost of sales and payroll, these increases have been recaptured by price increases to the greatest extent possible.

          Impact of the "Year 2000" issue

          The Registrant has evaluated the impact of the Year 2000 issue on its business and does not expect to incur any significant costs associated with Year 2000 compliance or that the Year 2000 issue will oooo have a material impact on the Registrant's business, results of operations, or financial condition. Sales of the Guardian Laboratories division, which account for most of the Registrant's sales, are already handled on a Year 2000 compliant system. The only part of the Registrant's operations that might be affected by this issue is its Eastern Chemical subsidiary ("Eastern"), which uses an older computer system that may not be Year 2000 compliant. The Registrant is currently making this determination. However, the Registrant has decided that if the cost to make Eastern's software Year 2000 compliant is too high it will put the Eastern operations on the same software used by the Guardian Laboratories division. Regardless of which option Registrant chooses, it does not believe that it will incur any material expenses in resolving this issue as it relates to Eastern. While Registrant has no knowledge of any problems that its customers or suppliers may have in regard to the Year 2000 issue, it has no reason to believe that any problems they might have will have any material impact on the Registrant.

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.

         Not Required.

                                 PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
           Compliance With Section 16(a) of the Exchange Act.

         Directors and Executive Officers
         --------------------------------

         Set forth in the table below is certain information as of March 6, 1998 with respect to the executive officers and directors of the
Registrant:

         Name             Age         Position(s) with the Registrant
      ---------           ---         -------------------------------

Dr. Alfred R. Globus      77     Chairman of the Board, Chief  Executive
                                   Officer and Director

Kenneth H. Globus         46     President, Chief Financial Officer, General
                                   Counsel and Director

Robert S. Rubinger        55     Executive Vice President, Secretary,
                                   Treasurer and Director

Charles W. Castanza       65     Vice President and Director

Derek Hampson             58     Vice President

Joseph J. Vernice         39     Vice President

Lawrence Maietta          40     Director

Henry P. Globus           75     Director

Benjamin Wm. Mehlman      87     Director

Alan E. Katz              54     Director

Arthur Dresner            56     Director

          Dr. Alfred Globus has been Chairman of the Board and Chief Executive Officer of the Registrant since July, 1988. He served as Chairman of the Board and President of the Registrant from the inception of the Registrant in 1942 until July, 1988. He has been a director of the Registrant since 1942.

          Kenneth H. Globus has been President and General Counsel of the Registrant since July, 1988. He served as Vice President and General Counsel of the Registrant from July, 1983 until July, 1988. He has been a director of the Registrant since 1984. He became the Chief Financial Officer in November, 1997.

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

          Lawrence Maietta has been a partner in the public accounting firm of Bonamassa & Maietta, C.P.A.s in Brooklyn, NY since October, 1991. For five years prior to that he was a partner in the public accounting firm of Wilfred, Wyler & Co. in New York, NY. He was controller for the Registrant from October, 1991 until November, 1997, and a director of the Registrant since February, 1994.

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

          Arthur Dresner is an independent business consultant. From 1974 until 1997 he was employed as a Vice President in the corporate development area and general management of ISP. He has been a director of the Registrant since April, 1997.

          Dr. Alfred R. Globus and Henry P. Globus are brothers.  Kenneth
H. Globus is the son of Henry P. Globus and the nephew of Dr. Alfred R. Globus. There are no other family relationships between any directors or officers of the Registrant.

          Compliance   with   Section   16(a)   of   the   Exchange   Act
          ---------------------------------------------------------------
          The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" of the 1998 Proxy Statement.

Item 10.  Executive Compensation.

          The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and
Executive  Officers  -  Summary  Compensation  Table"  of the 1998  Proxy
Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and
              Management.

          The information required by this Item is incorporated herein by reference to the section entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" of the 1998 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

          The Registrant has a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). On an annual basis the Registrant makes non-interest bearing advances of approximately $86,000 or 87% of the cost of a $1,500,000 policy, which is owned by a trust of which the Insured is the grantor and another officer, Kenneth H. Globus, is a beneficiary. Under a collateral assignment agreement the proceeds from the policy will first be paid to the Registrant to repay the advances it made. If the policy is terminated prior to the death of the Insured, the Registrant will be entitled to the cash surrender value of the policy at that time, and any shortfall between that amount and the amount of the advances made by the Registrant will be repaid to the Registrant by the Insured. As of December 31, 1997 and 1996, advances of $261,559 and $175,010, respectively, are recorded in the Consolidated Balance Sheets under "Other Assets".

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

10(b) Employment Termination Agreement dated July 8, 1988 between the Registrant and Henry Globus. Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(c) Distribution Agreement between the Registrant and Societe D'Etudes Dermatologies, dated November 20, 1991. Incorporated by reference to Exhibit 10(k) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(d) Exclusive Distributor Agreement between the Registrant and ISP (Switzerland) A.G. dated December 9, 1994. Incorporated by reference to Exhibit 10(m) of the 1994 10-KSB. The Registrant has been granted confidential treatment of portions of some of the schedules to this Agreement.

10(e) Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated September 20, 1996. The Registrant has been granted confidential treatment of portions of some of the schedules to this Agreement. Incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1996 ("1996 10-KSB")

21           Subsidiaries of the Registrant:

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


            (b) Reports on Form 8-K

                None

                                SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          UNITED-GUARDIAN, INC.


Dated:  March 18, 1998                     By:  /s/ Alfred R. Globus
                                                -----------------------
                                                Alfred R. Globus
                                                Chief Executive Officer
                                                   & Director


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                      Title                          Date
      ---------------           --------------------              --------------

By:/s/ Alfred R. Globus    Chief Executive Officer, Director      March 18, 1998
   Alfred R. Globus        (Principal Executive Officer)


By:/s/ Kenneth H. Globus     President, General Counsel,          March 18, 1998
   Kenneth H. Globus           Director, Chief Financial Officer
                                 (Principal Financial and
                                 Accounting Officer)

By:/s/ Robert S. Rubinger    Executive Vice President,            March 18, 1998
   Robert S. Rubinger          Secretary, Treasurer, Director

By:/s/ Charles W. Castanza   Vice President, Director             March 18, 1998
   Charles W. Castanza

By:/s/ Henry P. Globus       Director                             March 18, 1998
   Henry P. Globus

By:/s/ Benjamin Wm. Mehlman  Director                             March 18, 1998
   Benjamin Wm. Mehlman

By:/s/ Lawrence F. Maietta   Director                             March 18, 1998
   Lawrence F. Maietta

By:/s/ Alan E. Katz          Director                             March 18, 1998
   Alan E. Katz

By:/s/ Arthur Dresner        Director                             March 18, 1998
   Arthur Dresner

                  United-Guardian, Inc. and Subsidiaries

                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                Page
                                                               ------

Report of Independent Certified Public Accountants               F-2


Financial Statements

       Consolidated Balance Sheets as of December 31,
           1997 and 1996                                         F-3 - F-4

       Consolidated Statements of Earnings for the Years
           Ended December 31, 1997 and 1996                      F-5

       Consolidated Statements of Stockholders' Equity
           for the Years Ended December 31, 1997
           and 1996                                              F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1997 and 1996                F-7

       Notes to Consolidated Financial Statements                F-8 - F-23

                     REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    United-Guardian, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Melville, New York
March 5, 1998

                  United-Guardian, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                December 31,


                                   ASSETS

                                                             1997        1996
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $  822,596   $  826,079
    Investments - short term .........................      361,723         -
    Accounts receivable, net of allowance for doubtful
         accounts of $32,300 and $38,900, respectively      905,896      859,146
    Inventories ......................................    1,372,067    1,812,629
    Prepaid expenses and other current assets ........      225,854      199,516
    Deferred income taxes ............................      107,111      116,233
                                                         ----------   ----------
                  Total current assets ...............    3,795,247    3,813,603
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,333,654    2,119,223
    Building and improvements ........................    1,843,171    1,766,174
    Waste disposal plant .............................      133,532      133,532
                                                         ----------   ----------
                                                          4,379,357    4,087,929

    Less accumulated depreciation ....................    2,847,870    2,583,297
                                                         ----------    ---------
                                                          1,531,487    1,504,632

    Assets under capital leases, net .................        1,444        6,934
                                                         ----------    ---------
                                                          1,532,931    1,511,566
                                                         ----------    ---------
OTHER ASSETS
    Processes and patents, net .......................      533,984      351,835
    Split dollar life insurance ......................      261,559      175,010
    Other ............................................        2,125        2,125
                                                         ----------    ---------
                                                            797,668      528,970
                                                         ----------    ---------
                                                         $6,125,846   $5,854,139
                                                         ==========   ==========





         The accompanying notes are an integral part of these statements.

                     United-Guardian, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 December 31,



LIABILITIES AND STOCKHOLDERS' EQUITY                 1997         1996
                                                   --------    ---------
CURRENT LIABILITIES
    Current portion of long-term debt
      and capital lease obligations .............. $   --       $114,241
    Dividends payable ............................  292,610      238,144
    Accounts payable .............................  292,632      222,743
    Accrued expenses .............................  165,841      100,772
    Taxes payable ................................   70,396      155,231
                                                   --------     --------
         Total current liabilities ...............  821,479      831,131
                                                   --------     --------

LONG-TERM DEBT ...................................     --        475,000
                                                   --------     --------

DEFERRED INCOME TAXES ............................   20,116       31,618
                                                   --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value;  authorized,
      10,000,000 shares;  issued and
      outstanding, 4,876,839 and 4,762,889
      shares, respectively ......................   487,684      476,289
   Capital in excess of par value ............... 3,314,210    3,089,380
   Retained earnings ............................ 1,482,357      950,721
                                                 ----------   ----------
                                                  5,284,251    4,516,390
                                                 ----------   ----------
                                                 $6,125,846   $5,854,139
                                                 ==========   ==========










         The accompanying notes are an integral part of these statements.

                  United-Guardian, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF EARNINGS

                          Year ended December 31,


                                            1997          1996
                                        -----------    -----------

Revenue
    Net sales .......................   $ 8,752,133   $  8,001,546
    Fees and retainers ..............         --            35,000
                                        -----------    -----------
                                          8,752,133      8,036,546
                                        -----------    -----------

Costs and expenses
    Cost of sales ...................     5,404,584      5,166,543
    Operating expenses ..............     2,027,670      1,998,971
                                        -----------    -----------
                                          7,432,254      7,165,514
                                        -----------    -----------
         Earnings from operations ...     1,319,879        871,032

Other income (expense)
    Interest expense ................       (31,505)       (80,210)
    Gain on sale of assets ..........          --           44,312
    Other ...........................        38,492         16,941
                                        -----------    -----------
         Earnings before income taxes     1,326,866        852,075

Provision for income taxes ..........       502,620        324,767
                                        -----------    -----------
         NET EARNINGS ...............   $   824,246    $   527,308
                                        ===========    ===========
Earnings per common share (Basic
   and Diluted)......................   $       .17    $       .11
                                        ===========    ===========

Basic weighted average shares .......     4,832,783      4,762,889
                                        ===========    ===========
Diluted weighted average shares .....     4,852,641      4,764,853
                                        ===========    ===========







         The accompanying notes are an integral part of these statements.

                  United-Guardian, Inc. and Subsidiaries


              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY



                                     Common stock         Capital in
                               -----------------------    excess of      Retained
                                 Shares       Amount      par value      earnings        Total
                               ---------   -----------   -----------   -----------    ----------
Balance, January 1, 1996 .     4,762,889   $   476,289   $ 3,089,380   $   661,557    $ 4,227,226

Net earnings .............          --            --            --         527,308        527,308
Dividends declared .......          --            --            --        (238,144)      (238,144)
                               ---------   -----------   -----------   -----------    -----------
Balance, December 31, 1996     4,762,889       476,289     3,089,380       950,721      4,516,390

Issuance of common stock in
   connection with exercise
   of stock options ......        13,950         1,395        28,580         --            29,975
Issuance of common stock for
   purchase of technology.       100,000        10,000       196,250         --           206,250
Net earnings .............                                                 824,246        824,246
Dividends declared .......          --            --            --        (292,610)      (292,610)
                               ---------   -----------   -----------   -----------    -----------
Balance, December 31, 1997     4,876,839   $   487,684   $ 3,314,210   $ 1,482,357    $ 5,284,251
                               =========   ===========   ===========   ===========    ===========




        The accompanying notes are an integral part of this statement.

                     United-Guardian, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                         1997            1996
                                                      ---------        -------
Cash flows from operating activities
    Net earnings .................................... $ 824,246      $ 527,308
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization ...............   394,164        334,999
        Net gain on sale of equipment ...............      --          (44,312)
        Provision for doubtful accounts .............    22,140         16,651
        Deferred income taxes .......................    (2,380)       (68,233)
        Provision for inventory obsolescence ........   180,000        205,000
        Increases (decreases) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable ....................   (68,890)       168,881
             Inventories ............................   260,562        271,699
             Prepaid expenses and other assets ......  (112,887)      (137,591)
             Accounts payable .......................    69,889       (323,158)
             Accrued expenses and taxes payable .....   (69,766)       108,333
                                                      ----------     ----------
         Net cash provided by operating activities .. 1,497,078      1,059,577
                                                      ----------     ----------

Cash flows from investing activities
    Acquisition of plant and equipment, net .........  (291,428)      (249,309)
    Proceeds from the sale of plant and equipment ...      --           71,406
    Purchase of technology ..........................   (50,000)          --
    Purchase of short term investments ..............  (361,723)          --
                                                       ---------      ---------
         Net cash used in investing activities ....    (703,151)      (177,903)
                                                       ---------      ---------

Cash flows from financing activities
    Net decrease in notes payable - banks ...........      --         (100,000)
    Principal payments of long-term debt ............  (584,167)      (252,462)
    Principal payments of capital lease obligations .    (5,074)       (10,194)
    Proceeds from exercise of stock options .........    29,975           --
    Dividends paid ..................................  (238,144)          --
                                                       ---------      ---------
         Net cash used in financing activities ......  (797,410)      (362,656)
                                                       ---------      ---------

Net (decrease) increase in cash and cash equivalents     (3,483)       519,018

Cash and cash equivalents, beginning of year ........    826,079       307,061
                                                       ---------      ---------
Cash and cash equivalents, end of year .............. $  822,596     $ 826,079
                                                       =========      =========


      The accompanying notes are an integral part of these statements.

                     United-Guardian, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1997 and 1996


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                 ACCOUNTING POLICIES

     Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two industry segments: (1) the Guardian Laboratories Division which conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Division which distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Sales from the Company's two major product lines, Lubrajel and Renacidin, accounted for approximately 63% and 60% of consolidated sales for the years ended December 31, 1997 and 1996 respectively.

     Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Eastern Chemical Corporation and Paragon Organic Chemicals, Inc. All intercompany accounts and transactions have been eliminated.

     Statements of Cash Flows

     For financial statement purposes (including cash flows), the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. During 1997 the Company declared a cash dividend of $.06 payable on January 5, 1998 to stockholders of record as of December 12, 1997 aggregating $292,610. During 1996, the Company declared a dividend of $.05 payable on January 7, 1997 to stockholders of record as of December 10, 1996 aggregating $238,144. Cash payments for interest were $34,635 and $82,492 for the years ended December 31, 1997 and 1996, respectively. Cash payments for income taxes were $586,608 and $265,123 for the years ended December 31, 1997 and 1996, respectively.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996



NOTE A (continued)

 Investments - short term

     Investments in short-term instruments at December 31, 1997 of $361,723, principally represent certificates of deposit which are classified as "held to maturity" securities and are reported at their amortized cost which approximates market value. Such investments mature in less than a year.

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

                           December 31, 1997 and 1996

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

     Research and Development

     The Company's research and development expenses are recorded in the year incurred. Research and development expenses were approximately $285,000 and $268,000 for the years ended December 31, 1997 and 1996, respectively.

     Earnings Per Share Information

     In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to SFAS No. 128 requirements.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE A (continued)

     New Pronouncement Not Yet Adopted

     In June, 1997, the FASB issued SFAS No. 131 - "Disclosures about Segments of and Enterprise and Related Information", which is effective for the Company's year ending December 31, 1998. The statement changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports. Adoption of SFAS No. 131 relates to disclosure within the financial statements and is not expected to have a material effect on the Company's financial statements.

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

NOTE B - INVENTORIES

     Inventories consist of the following:

                                              December 31,     December 31,
                                                 1997              1996
                                              -----------       -----------
Raw materials and work-in-process ........... $  272,833        $  319,817
Finished products and fine chemicals ........  1,099,234         1,492,812
                                              ----------        ----------
                                              $1,372,067        $1,812,629
                                              ==========        ==========

NOTE C - PROCESSES AND PATENTS

     (1) On October 1, 1984, a partnership agreed to provide the Company with funding of $454,800 for a liquid Renacidin research and development project. In 1985, funds of $154,800 were received, and the balance was payable by a $300,000 note due on November 30, 1992 bearing interest at 12%. On August 14, 1992, the

                   United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE C (continued)

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

     (2) During 1991, the Company contracted with Abbott Laboratories, Inc. ("Abbott") for the production of Renacidin Irrigation. Such production was to commence following approval by the Food and Drug Administration ("FDA") of Abbott as the producer. In conjunction with this agreement, the Company paid a nonrefundable fee of $154,370 to Abbott for their assistance in obtaining an approved supplement to the Company's New Drug Application ("NDA") for Renacidin Irrigation. The NDA supplement covers the manufacture of Renacidin Irrigation at the Abbott plant in North Carolina. During 1993, FDA approval was granted and production commenced. Amounts paid to Abbott have been recorded as deferred costs, and are being amortized over a five-year period consistent with the initial term of the production agreement.

     (3) In August, 1985 the Company entered into an agreement with three private investors to develop a product to reduce snoring. The investors provided $275,000 to fund the project, and in exchange received majority ownership interest in the technology. The Company successfully developed the product, which was known as "Sonorite", but shortly thereafter one of the key raw materials was discontinued and the project did not proceed further until 1996 when a satisfactory replacement was found. In February, 1997 the investors filed suit claiming breach of the development agreement. That lawsuit was settled in April, 1997. As part of the settlement the Company purchased from the investors their interest in the Sonorite technology in exchange for $100,000 and 100,000 shares of restricted stock of the Company, thereby giving the Company the exclusive right to commercialize the technology.

                    United-Guardian, Inc. and Subsidiaries

                         December 31, 1997 and 1996


     Processes and patents consist of the following:

                                                December 31,     December 31,
                                                   1997              1996
                                                -----------      -----------
Capitalized technology - Renacidin (1).......... $513,000          $513,000
Deferred costs - Renacidin (2)..................  154,370           154,370
Capitalized technology - Sonorite (3)...........  306,250              --
Patents ........................................    8,177            78,177
                                                  --------          --------
                                                  981,797           745,547

Less accumulated amortization ..................  447,813           393,712
                                                 --------          --------
                                                 $533,984          $351,835
                                                 ========          ========
NOTE D - NOTES PAYABLE - BANKS

     The Company has line of credit agreements with two banks which provide for borrowings of up to $250,000 and $700,000 and expire in April 30, 1998 and May 31, 1998, respectively. It is the Company's intention to renew both line of credit agreements before they expire. Interest under each line is at the bank's prime rate plus 1/2%. The outstanding line of credit agreements contain financial covenants relating to minimum net worth, working capital, current ratio, debt to capitalization and maintenance of compensating balances. There were no outstanding borrowings at December 31, 1997 and 1996.


NOTE E - LONG-TERM DEBT

     Long-term debt is as follows:
                                                    December 31,  December 31,
                                                        1997         1996
                                                    -----------   -----------
     Mortgage (a) ...............................     $  --        $566,667
     Term loans  ................................        --          17,500
                                                      --------     --------
                       Total long-term debt .....        --         584,167

     Less current portion .......................        --         109,167
                                                      --------     --------
                                                      $  --        $475,000
                                                      ========     ========

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE E (continued)

     (a) The Company had a mortgage on its building that was paid in full during 1997. The mortgage note bore interest at the bank's prime rate (8.5% at December 31, 1996) plus 1%, up to a maximum of 3% higher or lower than the base rate in effect, which was reset every three-years at the bank's prime rate plus 1% as in effect the first day of each three-year period. The land and building had been pledged as collateral for the debt. The principal of this mortgage was payable in monthly installments of $8,333 until January 10, 2004. After January 10, 2001 the holder of the note could accelerate payment upon 120 days' prior written notice.

NOTE F - INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Year ended      Year ended
                                                 December 31,    December 31,
                                                    1997            1996
                                                 ---------       ----------
     Current
        Federal ..........................       $ 435,000        $  332,000
        State ............................          70,000            61,000
                                                 ---------        ----------
                                                   505,000           393,000
                                                 ---------        ----------
     Deferred
        Federal ..........................          (5,266)          (59,149)
        State ............................           2,886            (9,084)
                                                 ---------        ----------
                                                    (2,380)          (68,233)
                                                 ---------        ----------
              Total provision ............       $ 502,620        $  324,767
                                                 =========         =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE F (Continued)

     The difference between the Company's effective income tax rate and the United States statutory rate is reconciled below:

                                               Year ended        Year ended

                                               December 31,      December 31,
                                                   1997              1996
                                             --------------    --------------
                                            (000's)     %     (000's)    %
                                            -------    ---    -------   ---
Tax expense at statutory Federal income
   tax rate ..............................   $ 451     34%    $ 290     34%
State income taxes, net of Federal benefit      48      4        34      4
Meals and entertainment disallowance .....       2     --         2     --
Other, net ...............................       1     --        (1)    --
                                             -----    -----    ----    -----
Actual tax expense .......................   $ 502     38%    $ 325     38%
                                             =====    =====    =====   =====


     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                               December 31,  December 31,
                                                   1997         1996
                                               -----------   -----------
Deferred tax assets
    Accounts receivable ....................   $  12,069    $   14,516
    Inventories ............................      84,671        87,646
    Accrued vacation .......................       3,171         3,171
    State net operating loss carryforward ..       7,200        10,900
                                               ---------    ----------
                                                 107,111       116,233
                                               ---------    ----------

Deferred tax liabilities
    Deferred costs - Renacidin .............     (10,116)      (21,618)
    Other ..................................     (10,000)      (10,000)
                                               ---------    ----------
                                                 (20,116)      (31,618)
                                               ---------    ----------

Net deferred tax asset .....................   $  86,995    $   84,615
                                               =========    ==========

                    United-Guardian, Inc. and Subsidiaries

                          December 31, 1997 and 1996

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


     Net pension cost, included the following components:

                                                       Year ended   Year ended
                                                      December 31, December 31,
                                                           1997        1996
                                                        ---------   ----------

Service cost - benefits earned during the period ...    $  57,887    $  61,601
Interest cost on projected benefit obligation ......       95,960       86,625
Actual return on plan assets .......................     (115,115)     (40,747)
Net amortization and deferral ......................       20,179      (46,196)
                                                        ---------    ---------
     Net pension cost ..............................    $  58,911    $  61,283
                                                        =========    =========

In   calculating   amortization   for  any  prior  service   costs,   the
straight-line method has been used over the average remaining service period of employees expected to receive benefits under the plan.

The funded status of the Company's pension plan was as follows:

                                                   December 31,    December 31,
                                                       1997            1996
                                                   -----------     -----------
Actuarial present value of benefit obligations
 Accumulated benefit obligation, including
     vested benefits of $1,001,205 and $930,527,
     respectively ................................ $ 1,031,436    $   951,156
                                                    ===========    ===========

Projected benefit obligation ..................... $ 1,412,269    $ 1,329,659

Plan assets at fair value ........................   1,192,657      1,132,370
                                                    -----------    -----------

                      United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE G (continued)

Projected benefit obligation in excess of
   plan assets                                         219,612        197,289
Unrecognized net loss  ..........................     (204,728)      (134,450)
Unrecognized net prior service cost
   and transition obligation ....................      (90,061)       (99,844)
                                                    -----------    -----------

Accrued (prepaid) pension cost .................   $   (75,177)   $   (37,005)
                                                    ===========    ===========

     For the years ended December 31, 1997 and 1996, the projected benefit obligation was determined using a discount rate of 6.50% and 7.25% and a rate of increase in future compensation of 5.19% and 5.12%, respectively. For the years ended December 31, 1997 and 1996, the expected long-term rate of return on plan assets was 8% and 9% respectively.

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of each employee's elective deferral up to 2% of weekly pay for a 4% employee deferral. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $26,000 per year for the years ended December 31, 1997 and 1996.

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

                   United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996

NOTE G (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and basic and diluted earnings per share as of December 31, 1997 and 1996 would be reduced to the pro forma amounts indicated below:

                                                      1997        1996
                                                  ----------  ----------
     Net income
          As reported                             $ 824,246   $ 527,308
          Pro forma                                 795,148     513,628

     Basic and diluted earnings per common share
          As reported                             $    .17    $   .11
          Pro forma                                    .16        .10

     The pro forma amounts may not be representative of future disclosure because they do not take into account pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1997: expected volatility of 56.30%; risk-free interest rates of 5.82% to 5.95%; expected life of three to five years; and expected dividends of 1.2%. The assumptions for the year ended December 31, 1996 were: expected volatility of 52.58%; risk-free interest rates of 6.24%; and expected life of ten years.

                      United-Guardian, Inc. and Subsidiaries

                              December 31, 1997 and 1996


NOTE G (continued)

The following summarizes the stock option transactions under both Plans:

                                                        Weighted
                                                        average      Fair value
                                           Number       exercise      at date
              EISOP                     outstanding      price        of grant

Options outstanding, January 1, 1996       30,500       $ 4.42
     Granted                                6,000         1.88        $  1.33
     Surrendered/Expired                   (1,000)        5.00
                                           =======
Options outstanding and exercisable
  December 31, 1996                        35,500         3.99
     Granted                               22,200         2.06           1.13
     Exercised                             (8,450)        2.28
     Surrendered/Expired                   (1,000)        5.00
                                           -------
Options outstanding, and exercisable
  December 31, 1997                         48,250        3.38
                                           =======

Available for grant, December 31, 1997      43,300
                                           =======

NSSOPD
------
Options outstanding January 1, 1996        14,000         3.36
     Granted                                8,000         1.88           1.33
                                           ======

                       United-Guardian, Inc. and Subsidiaries

                               December 31, 1997 and 1996

NOTE G (continued)

Outstanding and exercisable
  December 31, 1996                        22,000         2.82
     Granted                                8,000         2.06            .83
     Exercised                             (6,000)        1.96
     Expired                               (2,000)        5.00
                                           ------
Options outstanding at December 31, 1997   22,000         2.58
                                           ======

Available for grant December 31, 1997      72,000
                                           ======

Summarized information about stock options outstanding under the two plans at December 31, 1997 is as follows:

                           Options Oustanding                        Options Exercisable
               ---------------------------------------------      -------------------------
 Range of        Number           Weighted       Weighted-          Number         Weighted
 Exercise      Outstanding         Average        Average         Exercisable       Average
  Prices           at             Remaining      Exercise             at           Exercise
              Dec. 31, 1997      Contractual       Price         Dec. 31, 1997       Price
                                    Life

EISOP
-----
$1.88 - $2.82     26500             8.50           $1.90             26500           $1.90
$4.25 - $5.00     21750             6.00           $5.00             21750           $5.00
-------------     -----             ----           -----             -----           -----
$1.88 - $5.00     48250             7.40           $3.38             48250           $3.38

NSSOPD
--------
$1.88 - $2.82     18000             3.00           $2.04             10000           $2.03
$4.25 - $5.00      4000             0.50           $5.00              4000           $5.00
-------------     -----             ----           -----             -----           -----
$1.88 - $5.00     22000             2.60           $2.58             14000           $2.88


                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE H - RELATED PARTY TRANSACTION

     The Company has a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer (the
     "Insured"). On an annual basis the Company makes non-interest bearing advances of approximately $86,000 or 87% of the cost of a $1,500,000 life insurance policy, which is owned by a trust of which the Insured is the grantor and another officer, Kenneth H. Globus, is a beneficiary. Under a collateral assignment agreement the proceeds from the policy will first be paid to the Company to repay the advances it made. If the policy is terminated prior to the death of the Insured, the Company will be entitled to the cash surrender value of the policy at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the Insured. As of December 31, 1997 and 1996, advances of $261,559 and $175,010, respectively, are recorded in the Consolidated Balance Sheets under "Other Assets".

NOTE I - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 1997 and 1996:

                                                        1997           1996
                                                     ----------      ---------
Numerator:

        Net income                                   $ 824,246       $ 527,308

Denominator:

        Denominator for basic earnings
        per share ( weighted average shares)         4,832,783       4,762,889

        Effect of dilutive securities:
                Employee stock options                  19,858           1,964
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,852,641       4,764,853
                                                     =========       =========
Basic earnings per share                             $    0.17       $    0.11
                                                     =========       =========
Diluted earnings per share                           $    0.17       $    0.11
                                                     =========       =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996




NOTE J - NATURE OF BUSINESS AND SEGMENT INFORMATION

     The Company operates in two industry segments (Note A). Certain financial and operating data related to the Company's segments are as follows:

                                              As of or for     As of or for
                                             the year ended   the year ended
                                              December 31,     December 31,
                                                 1997              1996
                                             -------------      -----------
     Revenue
        Guardian ........................     $ 6,964,060      $ 6,010,904
        Eastern .........................       1,788,073        2,025,642
                                              -----------      -----------
                                              $ 8,752,133      $ 8,036,546
                                              ===========      ===========
     Earnings from operations
        Guardian ........................     $ 1,526,310      $   936,731
        Eastern .........................         (45,308)          89,007
        Corporate .......................        (161,123)        (154,706)
                                              -----------      -----------
                                              $ 1,319,879      $   871,032
                                              ===========      ===========
     Identifiable assets
        Guardian ........................     $ 2,650,668      $ 2,607,254
        Eastern .........................         772,401        1,166,828
        Corporate .......................       2,702,777        2,080,057
                                              -----------      -----------
                                              $ 6,125,846      $ 5,854,139
                                              ===========      ===========
     Depreciation and amortization
        Guardian ........................     $   266,181      $   212,785
        Corporate .......................         127,983          122,214
                                              -----------      -----------
                                              $   394,164      $   334,999
                                              ===========      ===========
     Capital expenditures
        Guardian ........................     $   203,202      $   152,913
        Corporate .......................          88,226           96,396
                                              -----------      -----------
                                              $   291,428      $   249,309
                                              ===========      ===========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1997 and 1996


NOTE J (continued)

     The Company sells to companies in various industries throughout the United States and Europe. Due to the diversity of its product line, distribution area and customer base, management does not believe there is a significant concentration of credit risk. Foreign sales represented approximately 43% and 39% of total sales in 1997 and 1996, respectively. Revenues from significant customers exceeding 10% of total revenue and to companies in foreign countries are summarized as follows:

                                                 Percentage of revenue
                                             ---------------------------
                                             Year ended      Year ended
                                             December 31,    December 31,
                                               1997             1996
                                             --------        ----------
     Significant customers
        Customer A (United States) ............ 24%             --
        Customer B (France) ................... 11              11%



NOTE K - CONTINGENCIES

     The Company is involved in various legal matters involving claims and counterclaims arising from the ordinary course of business. In the opinion of the Company's management and its in-house legal counsel, any unfavorable outcome associated with these matters would not have a material adverse effect on the Company's financial position and results of operations.