Form 10QSB
period 1998-03-31
UNITED GUARDIAN INC
filed 1998-05-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

____X____  Quarterly report under Section 13 or 15(d) of the Securities

           Exchange Act of 1934

For the quarterly period ended  _____March 31, 1998_____

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

                               4,878,839
               -------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                 Page No.
                                                                 --------

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three Months Ended
                  March 31, 1998 and 1997                           2

         Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997            3-4

         Consolidated Statements of Cash Flows -
                  Three Months Ended
                  March 31, 1998 and 1997                           5

         Consolidated Notes to Financial Statements                 6

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations           7

Part II  Other Information                                          8

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------
                                               1998              1997
                                               ----              ----

Net sales                                 $  2,388,899     $   1,894,588
                                            ----------        ----------
Costs and expenses:
     Cost of sales                           1,433,155         1,192,057
     Operating expenses                        493,399           470,024
                                            ----------        ----------
                                             1,926,554         1,662,081
                                            ----------        ----------
           Earnings from operations            462,345           232,507

Other income (expense):
     Interest expense                             (296)          (14,027)
     Gain on sale of assets                      8,000             ---
     Other                                      15,009             4,893
                                            ----------         ---------
           Earnings before income taxes        485,058           223,373

Provision for income taxes                     180,900            84,900
                                            ----------         ---------
           Net earnings                   $    304,158     $     138,473
                                            ==========         =========

Earnings per common share                 $        .06     $         .03
                                            ==========         =========
Basic weighted average shares                4,878,470         4,792,723
                                            ==========         =========
Diluted weighted average shares              4,890,300         4,794,212
                                            ==========         =========

                    See notes to financial statements.
                                    2

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                               MARCH 31,       DECEMBER 31,
                                                 1998              1997
                                              ----------       -----------
                       ASSETS                 (UNAUDITED)
Current assets:
    Cash and cash equivalents              $     829,482    $     822,596
    Investments--short term                      365,505          361,723
    Accounts receivable
         (less allowance for doubtful
          accounts of $ 32,300 at
          March 31, 1998 and
          December 31, 1997)                   1,104,306          905,896
     Inventories                               1,273,168        1,372,067
     Prepaid expenses and other
          current assets                         235,547          225,854
     Deferred income taxes                       107,111          107,111
                                              ----------       ----------
              Total current assets             3,915,119        3,795,247
                                              ----------       ----------

Property, plant and equipment:
     Land                                         69,000           69,000
     Factory equipment and fixtures            2,317,780        2,333,654
     Building and improvements                 1,858,843        1,843,171
     Waste disposal plant                        133,532          133,532
                                              ----------       ----------
                                               4,379,155        4,379,357
      Less: Accumulated depreciation           2,882,808        2,847,870
                                              ----------       ----------
                                               1,496,347        1,531,487
      Assets under capital leases, net               361            1,444
                                              ----------       ----------
                                               1,496,708        1,532,931
                                              ----------       ----------

Other assets:
      Processes and patents, net                 497,910          533,984
      Split dollar life insurance                348,161          261,559
      Other                                        2,125            2,125
                                              ----------       ----------
                                                 848,196          797,668
                                              ----------       ----------
                                           $   6,260,023    $   6,125,846
                                              ==========       ==========




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,        DECEMBER 31,
                                               1998               1997
                                           ------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                    $    241,700       $    292,632
      Dividends payable                          ---              292,610
      Accrued expenses and other               239,523            165,841
      Taxes payable                            165,119             70,396
                                           -----------        -----------
            Total current liabilities          646,342            821,479
                                           -----------        -----------
Deferred income taxes                           20,116             20,116
                                           -----------        -----------

Stockholders' equity:
   Common stock $.10 par value,                487,934            487,684
       authorized 10,000,000 shares,
       issued and outstanding
       4,879,339 and 4,876,839 shares
       respecitively
   Capital in excess of par value            3,319,116          3,314,210
   Retained earnings                         1,786,515          1,482,357
                                           -----------        -----------
            Total stockholders' equity       5,593,565          5,284,251
                                           -----------        -----------
                                          $  6,260,023       $  6,125,846
                                           ===========        ===========




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                                MARCH 31,
                                                          ---------
                                                     1998           1997
                                                     ----           ----

Cash flows from operating activities:
  Net earnings                                  $   304,158    $   138,473
  Adjustments to reconcile net earnings
     to net cash flows provided by
    (used in) operations:
       Depreciation and amortization                102,095         86,950
       Net gain on sale of equipment                 (8,000)         ---
       (Increase) decrease in assets:
          Accounts receivable                      (198,410)      (174,186)
          Inventories                                98,899        175,354
          Prepaid expenses and other assets         (96,295)       (37,176)
       Increase (decrease) in liabilities:
          Accounts payable                          (50,932)       (12,788)
          Accrued expenses and other                168,405       (134,130)
                                                  ---------      ---------
        Net cash provided by operating
             activities                             319,920         42,497
                                                  ---------      ---------

Cash flows from investing activities:
   Acquisition of property, plant and
      equipment                                     (29,798)       (48,551)
   Proceeds from the sale of equipment                8,000          ---
   Purchase of short term investments                (3,782)         ---
                                                   ---------      ---------
        Net cash used in investing activities       (25,580)       (48,551)
                                                  ---------      ---------

Cash flows from financing activities:
   Principal payments on long-term debt               ---          (29,166)
   Principal payments on capital lease
           obligations                                ---           (1,083)
   Proceeds from exercise of stock options            5,156          ---
   Dividends paid                                  (292,610)      (238,144)
                                                  ---------      ---------
        Net cash used in financing
             activities                            (287,454)      (268,393)
                                                  ---------      ---------
Net increase (decrease) in cash
      and cash equivalents                            6,886       (274,447)

Cash and cash equivalents at beginning
          of period                                  822,596        826,079
                                                  ----------     ----------
Cash and cash equivalents at
          end of period                         $    829,482   $    551,632
                                                  ==========     ==========




                    See notes to financial statements.
                                    5

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1997 Annual Report.

         2. The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the current year presentation.

         3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest were $296 and $14,171 for the three months ended March 31, 1998 and March 31, 1997 respectively.

     Cash payments for income taxes were $86,566 and $208,126 for the three months ended March 31, 1998 and March 31, 1997 respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     Net Sales. Net Sales increased $494,311 (26.1%) for the three months ended March 31, 1998 as compared to the comparable period in 1997. The Guardian Laboratories division ("Guardian") had a sales increase of $519,058 (35.0%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $24,747 (6.0%). The increase in Guardian sales was attributable to an increase in the sales of some of Guardian's newer products, such as its Confetti (TM) Dermal Essentials line of products, as well as an increase in the sales of Guardian's core products through the increased marketing efforts of its distributors. The decrease in Eastern's sales was attributable to normal fluctuations in the purchasing patterns of its customers.

     Cost of Sales. As a percentage of sales, cost of sales decreased from 62.9% for the three months ended March 31, 1997 to 60.0% in the comparable period in 1998. This decrease was due to the absorption of plant fixed assets by higher revenue in 1998 as compared to 1997, along with increased sales of Guardian (which operates at a higher gross profit margin), offsetting decreased sales of Eastern.

     Operating Expenses increased $23,375 (5.0%) for the three months ended March 31, 1998 when compared to the comparable period in 1997. The increase was due primarily to increases in payroll and payroll related costs.

     Interest Expense decreased $13,731 (97.9%) for the three months ended March 31, 1998 when compared to the comparable period in 1997. This decrease was mainly due to the repayment of all debt in 1997.

     Interest Income increased $6,347 (129.7%) for the three months ended March 31, 1998 when compared to the comparable period in 1997. This increase is primarily due to an increase in short term invested balances.

Financial Condition

     Working capital increased from $2,973,768 at December 31, 1997 to $3,268,777 at March 31, 1998. The current ratio increased from 4.62 to 1 at December 31, 1997 to 6.06 to 1 at March 31, 1998. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements and its need for capital expenditures.

     Cash flows from operating activites increased $277,423 (652.8%) for the three months ended March 31, 1998 when compared to the comparable period in 1997. This increase in mainly due to the increased earnings in 1998 as compared to 1997 as a result of the increase in sales in 1998.

     Cash flows from investing activies increased $22,971 (47.3%) in the three months ended March 31, 1998 when compared to the comparable period in 1997. This increase is mainly due to a decrease in aquisition of Plant, Property and Equipment and an $8000 gain on the sale of plant equipment.

     Cash flows from financing activies decreased $19,061 (7.1%) in the the three months ended March 31, 1998 when compared to the comparable period in 1997. This decrease is primarily due to a combination of the elimination of all debt and an increase in cash dividends paid in 1998.

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


                                       UNITED-GUARDIAN, INC.
                                       (Registrant)


                                       By: Alfred R. Globus
                                           Alfred R. Globus
                                           Chief Executive Officer


                                       By: Kenneth H. Globus
                                           Kenneth H. Globus
                                           Chief Financial Officer

Date:  May 12, 1998