Form 10QSB
period 1998-06-30
UNITED GUARDIAN INC
filed 1998-08-06
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------    Exchange Act of 1934


For the quarterly period ended     June 30, 1998
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding  of each of the issuer's
classes of common equity, as of     June 30, 1998
                                 -------------------

                              4,881,239
-------------------------------------------------------------------------

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Six Months Ended
                  June 30, 1998 and 1997                               2

         Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997                  3-4

         Consolidated Statements of Cash Flows -
                  Six Months Ended
                  June 30, 1998 and 1997                               5

         Consolidated Notes to Financial Statements                    6

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           7-8

Part II. Other Information                                             8

                                    UNITED-GUARDIAN, INC.
                             CONSOLIDATED STATEMENTS OF EARNINGS
                                         (UNAUDITED)


                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                JUNE 30,                     JUNE  30,
                            1998         1997          1998         1997
                            ----         ----          ----         ----
Revenue:
  Net sales            $ 4,499,595  $ 4,452,665    $ 2,110,696  $ 2,558,077
  Fees and retainers        ---          ---            ---          ---
                         ---------    ---------      ---------    ---------
                         4,499,595    4,452,665      2,110,696    2,558,077
                         ---------    ---------      ---------    ---------
Costs and expenses:
  Cost of sales          2,623,760    2,728,722      1,190,605    1,536,665
  Operating expenses       973,838      998,620        480,439      528,596
                         ---------    ---------      ---------    ---------
                         3,597,598    3,727,342      1,671,044    2,065,261
                         ---------    ---------      ---------    ---------
      Earnings from
         operations        901,997      725,323        439,652      492,816

Other income (expense):
  Interest expense            (296)     (25,356)           -        (11,329)
  Gain on sale of assets    28,000         -            20,000         -
  Other                     27,137       11,473         12,128        6,580
                          ---------    ---------      ---------    ---------
        Earnings before
         income taxes      956,838      711,440        471,780      488,067


Provision for
   income taxes            363,200      270,330        182,300      185,430
                         ---------    ---------      ---------    ---------

      Net earnings     $   593,638  $   441,110    $   289,480  $   302,637
                         =========    =========      =========    =========
Basic and diluted
  earnings per share   $      0.12  $      0.09    $      0.06  $      0.06
                         =========    =========      =========    =========

Basic weighted average
  shares                 4,878,929    4,792,723      4,880,243    4,822,230
                         =========    =========      =========    =========
Diluted weighted
  average shares         4,906,147    4,802,161      4,908,874    4,831,668
                         =========    =========      =========    =========



                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30,         DECEMBER 31,
                                                1998               1997
                                            ------------       -------------
              ASSETS                         (UNAUDITED)

Current assets:
    Cash and cash equivalents           $      764,933      $      822,596
    Investments--short term                    517,094             361,723
    Accounts receivable
         (less allowance for doubtful
          accounts of $32,300 at
          June 30, 1998 and
          December 31, 1997)                 1,064,017             905,896
     Inventories                             1,245,893           1,372,067
     Prepaid expenses and other
          current assets                       221,161             225,854
     Deferred income taxes                     107,111             107,111
                                           -----------         -----------
              Total current assets           3,920,209           3,795,247
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,302,928           2,333,654
     Building and improvements               1,897,333           1,843,171
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,402,793           4,379,357
      Less: Accumulated depreciation         2,910,823           2,847,870
                                           -----------         -----------
                                             1,491,970           1,531,487
      Assets under capital leases, net           ---                 1,444
                                           -----------         -----------
                                             1,491,970           1,532,931
                                           -----------         -----------

Other assets:
      Processes and patents, net               461,837             533,984
      Split dollar life insurance              348,161             261,559
      Other                                      1,025               2,125
                                           -----------         -----------
                                               811,023             797,668
                                           -----------         -----------
                                        $    6,223,202      $    6,125,846
                                           ===========         ===========



                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             JUNE 30,          DECEMBER 31,
                                               1998                1997
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                        $  188,677          $  292,632
   Dividends payable                            ---               292,610
   Accrued expense and other                  125,491             165,841
   Taxes payable                                1,954              70,396
                                            ---------           ---------
         Total current liabilities            316,122             821,479
                                            ---------           ---------
Deferred income taxes                          20,116              20,116
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,               488,124             487,684
      authorized 10,000,000 shares,
      issued and outstanding
       4,881,239 and 4,876,839
      shares respectively
   Capital in excess of par value           3,322,845           3,314,210
   Retained earnings                        2,075,995           1,482,357
                                            ---------           ---------
         Total stockholders' equity         5,886,964           5,284,251
                                            ---------           ---------
                                         $  6,223,202        $  6,125,846
                                            =========           =========





                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                           --------
                                                      1998          1997
                                                    -------        ------

Cash flows provided by operating activities:
  Net earnings                                  $   593,638    $   441,110
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                 204,189        188,824
      Gain on sale of equipment                     (28,000)
     (Increase) decrease in assets:
         Accounts receivable                       (158,121)      (143,193)
         Inventories                                126,174        377,710
         Prepaid expense and other assets           (80,809)      (106,657)
      Increase (decrease) in liabilities:
         Accounts payable                          (103,955)       119,301
         Accrued expenses and other                (108,792)       (24,151)
                                                   --------       --------
      Net cash provided by operating activities     444,324        852,944
                                                   --------       --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment     (91,081)      (130,258)
   Acquisition of intangible assets                   ---         (100,000)
   Proceeds from the sale of equipment               28,000          ---
   Purchase of short term investments              (155,371)         ---
                                                   --------       --------
      Net cash (used in) investing activities      (218,452)      (230,258)
                                                   --------       --------
Cash flows from financing activities:
   Principal payments on long-term debt               ---         (380,833)
   Principal payments on capital lease
     obligations                                      ---           (2,166)
   Proceeds from exercise of stock options            9,075          ---
   Dividends Paid                                  (292,610)      (238,144)
                                                   --------       --------
     Net cash (used in) financing activities       (283,535)      (621,143)
                                                   --------       --------

Net increase in cash and cash
  equivalents                                       (57,663)         1,543

Cash and cash equivalents at beginning
  of period                                         822,596        826,079
                                                   --------       --------
Cash and cash equivalents at end of period      $   724,933    $   827,622
                                                   ========       ========


                       See notes to financial statements.

                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


          1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 1997 Annual Report to Shareholders.

          2. The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

          3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

             Cash payments for interest were $296 and $27,246 for the six months ended June 30, 1996 and 1997 respectively.

             Cash payments for taxes were $431,642 and $393,608 for the six months ended June 30, 1998 and 1997 respectively.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

          Gross revenue from operations
          -----------------------------

             Revenue increased $45,930 (1%) For the six months ended June 30, 1998 compared to the comparable period in 1997. The Guardian Laboratories division ("Guardian") had a sales increase of $119,425 (3.3%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $72,495 (8.5%).

             For the three month period ended June 30, 1998, revenue decreased $447,381 (17.5%) over the comparable period in 1997. Sales of Guardian decreased $399,632 (18.9%) while sales of Eastern decreased $47,749 (10.7%).

             The Guardian sales decreases were mainly due to decreased Asian sales, particularly in Korea and Taiwan. The Company believes that sales into this region will continue to be lower than last year until such time as the economies in Asia improve. The Eastern decreases were due to both the ongoing effort on the part of the Company to streamline the operations of the Eastern Division and reduce its older inventory, as well as normal fluctuations in purchasing patterns of customers.

          Cost of sales
          -------------

             As a percentage of sales, cost of sales decreased to 58.3% for the six months ended June 30, 1998 from 61.3% for the comparable period in 1997. For the three month perid ended June 30, 1998 cost of sales decreased to 56.4% from 60.1% for the comparable period in 1997. The decreases are mainly due to a decrease in the cost of one of the Company's largest volume raw materials in 1998 as compared to 1997.

          Operating expenses
          ------------------

             Operating expenses decreased $24,782 (2.5%) in the six months ended June 30, 1998 compared to the comparable period in 1997. For the three months ended June 30, 1998 there was a decrease of $48,157 (9.1%) over the comparable period in 1997. These decreases were primarily due to the reversal of an accrued rebate expense that the Company believes is no longer required.

          Interest expense
          ----------------

             Interest expense decreased $25,060 (98.9%) in the six months ended June 30, 1998 compared to the comparable period in 1997 and $11,329 (100.%) in the three month period ended June 30, 1998 over the comparable period in 1997. These decreases were mainly due to the repayment of all debt in 1997.

          Gain on Sale of Assets
          ----------------------

             The Company realized gains on the sale of assets of $28,000 and $20,000 during the six and three month periods ended June 30, 1998 respectively. No such gains were realized during the comparable periods in 1997.

          Interest income
          ---------------

             Interest Income increased $10,810 (94.2%) for the six months ended June 30, 1998 when compared to the comparable period in 1997 and $4,462 (67.8%) for the three months ended June 30, 1998 when compared to the comparable period in 1997. These increases are primarily due to an increase in short term invested balances.

FINANCIAL CONDITION

             Working capital increased from $2,973,768 at December 31, 1997 to $3,604,087 at June 30, 1998. The current ratio increased from
4.62 to 1 at December 31, 1997 to 12.4 to 1 at June 30, 1998. The Company has no commitments for any further significant capital expenditures during the remainder of 1998, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

             Cash flows from operating activities decreased $408,620 (47.9%) for the six month s ended June 30, 1998 when compared the comparable period in 1997. This decrease is mainly due to the Company reducing its accounts payable and accrued expenses.

             Cash flows from investing activities decreased $11,806 (5.1%) in the six months ended June 30, 1998 when compared to the comparable period in 1997. This decrease is mainly due to proceeds of $28,000 received on the sale of plant equipment.

             Cash flows from financing activities increased $337,608 (54.4%) in the six months ended June 30, 1998 when compared to the comparable period in 1997. This increase is mainly due to the payoff of all long term debt by the Company during the six months ended June 30, 1997.


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



Date:  August 6, 1998