Form 10QSB
period 1998-09-30
UNITED GUARDIAN INC
filed 1998-11-10
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

    X    Quarterly  report  under  Section  13 or 15(d)  of the  Securities
--------   Exchange Act of 1934


For the quarterly period ended   September 30, 1998
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                              4,881,639
-----------------------------------------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                 Page No.
                                                                --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Nine Months Ended
                  September 30, 1998 and 1997                       2

         Consolidated Balance Sheets -
                  September 30, 1998 and December 31, 1997          3-4

         Consolidated Statements of Cash Flows -
                  Nine Months Ended
                  September 30, 1998 and 1997                       5

         Consolidated Notes to Financial Statements                 6

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                        7-8

Part II. Other Information                                          9

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)



                                NINE MONTHS ENDED         THREE MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                                1998        1997           1998        1997
                             ---------    ---------      ---------   ---------
Revenue:
 Net sales                 $ 6,605,874  $ 6,665,342    $ 2,106,279  $ 2,212,677
                             ---------    ---------      ---------    ---------
                             6,605,874    6,665,342      2,106,279    2,212,677
                             ---------    ---------      ---------    ---------
Costs and expenses:
 Cost of sales               3,848,171    4,101,482      1,224,411    1,372,760
 Operating expenses          1,446,513    1,491,821        472,675      493,201
                             ---------    ---------      ---------    ---------
                             5,294,684    5,593,303      1,697,086    1,865,961
                             ---------    ---------      ---------    ---------
     Earnings from
         operations          1,311,190    1,072,039        409,193      346,716

Other income (expense):
 Interest expense                 (391)     (29,140)           (95)      (3,784)
 Interest income and other      36,420       22,555          9,283       11,082
 Gain on sale of assets         28,000         -              -            -
                             ---------    ---------      ---------    ---------
     Earnings before
        income taxes         1,375,219    1,065,454        418,381      354,014

Provision for income
     taxes                     522,500      399,800        159,300      129,470
                             ---------    ---------      ---------    ---------
     Net earnings          $   852,719  $   665,654      $ 259,081    $ 224,544
                             =========    =========      =========    =========
Earnings per share
 (basic and diluted)       $       .17  $       .14      $     .05    $     .05
                             =========    =========       =========   =========

Basic weighted average
  shares                     4,879,769    4,818,243      4,881,422    4,868,450
                             =========    =========      =========    =========

Diluted weighted
  average shares             4,901,604    4,834,402      4,892,493    4,898,052
                             =========    =========      =========    =========






                      See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                     SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                     ------------------     -----------------
              ASSETS                     (UNAUDITED)      (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
     Cash and cash equivalents          $    1,172,200        $      822,596
     Investments--short term                   511,813               361,723
     Accounts receivable
      (less allowance for doubtful
        accounts of $52,258 at
        September 30, 1998 and
        $32,300 at December 31,1997)         1,020,605               905,896
     Inventories                             1,188,945             1,372,067
     Prepaid expenses and other
          current assets                       197,759               225,854
     Deferred income taxes                     107,111               107,111
                                           -----------           -----------
              Total current assets           4,198 433             3,795,247
                                           -----------           -----------

Property, plant and equipment:
     Land                                       69,000                69,000
     Factory equipment and fixtures          2,365,672             2,333,654
     Building and improvements               1,941,046             1,843,171
     Waste disposal plant                      133,532               133,532
                                           -----------           -----------
                                             4,509,250             4,379,357
      Less: Accumulated depreciation         2,979,348             2,847,870
                                           -----------           -----------
                                             1,529,902             1,531,487
      Assets under capital leases,net             -                    1,444
                                           -----------           -----------
                                             1,529,902             1,532,931
                                           -----------           -----------
Other assets:
     Processes and patents, net                425,763               533,984
     Split dollar life insurance               348,161               261,559
     Other                                       1,525                 2,125
                                           -----------           -----------
                                               775,449               797,688
                                           -----------           -----------
                                          $  6,503,784          $  6,125,846
                                           ===========           ===========









                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                     SEPTEMBER 30, 1998      DECEMBER 31,1997
                                     ------------------     -----------------
LIABILITIES AND                           (UNAUDITED)     (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
      Accounts payable                $        185,577       $        292,632
      Dividends payable                          -                    292,610
      Accrued expense and other                122,522                165,841
      Current portion of long-term
        debt                                     9,953                  -
      Taxes payable                               -                    70,396
                                           -----------            -----------
            Total current liabilities          318,052                821,479
                                           -----------            -----------
Long-term debt                                  18,746                   -
                                          ------------            -----------
Deferred income taxes                           20,116                 20,116
                                           -----------            -----------
Stockholders' equity:
     Common stock $.10 par value,
       authorized 10,000,000 shares,
       issued and outstanding
       4,881,639 and 4,876,839 shares          488,164                487,684
     Capital in excess of par value          3,323,630              3,314,210
     Retained earnings                       2,335 076              1,482,357
                                           -----------            -----------
        Total stockholders' equity           6,146,870              5,284,251
                                           -----------            -----------
                                        $    6,503,784        $     6,125,846
                                           ===========            ===========






                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1998            1997
                                                      ---------        --------
Cash flows provided by operating activities:
    Net earnings                                   $   852,719     $    665,654
    Adjustments to reconcile net earnings
          to net cash flows from operations:
             Depreciation and amortization             308,788          296,769
             Gain on sale of equipment                 (28,000)            -
             Provision for doubtful accounts            19,958           14,000
             (Increase) decrease in assets:
               Accounts receivable                    (134,667)        (374,098)
               Inventories                             183,122          363,058
               Prepaid expense and other assets        (57,907)         (61,718)
              Increase (decrease) in liabilities:
               Accounts payable                       (107,055)         268,902
               Accrued expenses and other             (113,715)          10,611
                                                     ---------        ---------
         Net cash provided by operating activities     923,243        1,183,178
                                                     ---------        ---------

Cash flows from investing activities:
     Acquisition of property, plant and equipment     (197,538)        (234,520)
     Acquisition of processes and patents                 -            (100,000)
     Proceeds from sale of equipment                    28,000             -
     Purchase of short term investments               (150,090)            -
                                                     ---------        ---------
             Net cash used in investing activities    (319,628)        (334,520)
                                                     ---------        ---------

Cash flows from financing activities:
   Proceeds from installment note                       30,339             -
   Principal payments on long-term debt                 (1,640)        (584,167)
   Principal payments on capital lease
      obligations                                         -              (3,249)
   Proceeds of stock options exercised                   9,900           18,763
   Dividends paid                                     (292,610)        (238,144)
                                                     ---------        ---------
             Net cash used in financing activities    (254,011)        (806,797)
                                                     ---------        ---------
Net increase in cash and cash equivalents              349,604           41,861

Cash and cash equivalents at beginning
  of period                                            822,596          826,079
                                                     ---------       ----------
Cash and cash equivalents at
  end of period                                   $  1,172,200     $    867,940
                                                     =========       ==========





                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1997 Annual Report.

     2. The results of operations for the three and nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

     3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for interest were $391 and $32,283 for the nine months ended September 30, 1998 and 1997 respectively.

     Cash payments for taxes were $602,107 and $490,108 for the nine months ended September 30, 1998 and 1997 respectively.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     Gross Revenue from Operations.
     -----------------------------

     Revenue decreased $59,468 (.9%) for the nine months ended September 30, 1998 as compared to the comparable period in 1997. The Guardian Laboratories division ("Guardian") had a sales increase of $69,101 (1.3%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $128,569 (9.9%).

     For the three month period ended September 30, 1998, revenue decreased $106,398 (4.8%) over the comparable period in 1997. Sales of Guardian decreased $50,325 (2.8%) while sales of Eastern decreased $56,073 (12.7%).

     The Guardian nine month sales increase was due mainly to increases in sales of Guardian's core product lines in the United States and Europe, which offset some decreases experienced by the Company in Asian markets. The three month sales decrease was due mainly to a decrease in the Company's sales into Asia. The sales increase for the nine month period in the cosmetic product lines were the result of an expansion of the marketing of the Company's core product lines in conjunction with the company's marketing partners in the United States and Europe. The Eastern decreases in the nine and three month periods were due primarily to a slight downsizing of the Eastern operations intended to streamline Eastern's business, which resulted in a reduction in inventory and the consequent loss of some sales.

     Cost of Sales
     -------------

     As a percentage of sales, cost of sales decreased to 58.3% for the nine months ended September 30, 1998 from 61.5% in the comparable period in 1997. As a percentage of sales cost of sales decreased to 58.1% for the three month period ended September 30, 1998 from 62% for the comparable period in 1997.

     The decreases in cost of sales for the nine and three month periods were due mainly to a decrease in the cost of one of the Company's largest volume inventory items in 1998.

     Operating expenses
     ------------------

     Operating Expenses decreased $45,308 (3%) in the nine months ended September 30, 1998 when compared to the comparable period in 1997. For the three months ended September 30, 1998 there was a decrease of $20,526 (4.2%) over the comparable period in 1997.

     The decreases in operating expenses for the nine and three month periods were due primarily to the reversal of an accrued rebate expense that the Company has determined is no longer required.

     Interest Expense
     ----------------

     Interest Expense decreased $28,749 (98.7%) in the nine months ended September 30, 1998 when compared to the comparable period in 1997 and $3,689 (97.5%) in the three month period ended September 30, 1998 over the comparable period in 1997. These decreases were mainly due to the substantial reduction of long term debt.

     Interest Income and Other
     -------------------------

     Interest income and other increased $13,865 (61.5%) for the nine months ended September 30, 1998 when compared to the comparable period in 1997 and decreased $1,799 (16.2%) for the three months ended September 30, 1998 when compared to the comparable period in 1997. The increase for the nine month period was primarily due to an increase in short term invested balances. The decrease for the three month period was primarily due to a decrease in short term invested balances.

     Gain on Sale of Assets
     ----------------------

     The Company realized a gain on sale of equipment amounting to $28,000 during the nine months period ended September 30,1998.

FINANCIAL CONDITION

     Working capital increased from $2,973,768 at December 31, 1997 to $3,880,381 at September 30, 1998. The current ratio increased from 4.62 to 1 at December 31, 1997 to 13.2 to 1 at September 30, 1998. The Company has no commitments for any further significant capital expenditures during the remainder of 1998, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     Cash flows from operating activities decreased $259,935 (22%) for the nine months ended September 30, 1998 when compared to the comparable period in 1997. This decrease is mainly due to the Company reducing its accounts payable and accrued expenses.

     Cash flows from investing activities increased $14,892 (4.5%) in the nine months ended September 30, 1998 when compared to the comparable period in 1997. This increase is due mainly due to proceeds on the sale of equipment.

     Cash flows from financing activities increased $552,786 (68.5%) for the nine months ended September 30, 1998 when compared to the comparable period in 1997. This increase is mainly due to the substantial reduction of long term debt.

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


Date: November 10, 1998