Form 10KSB
period 1998-12-31
UNITED GUARDIAN INC
filed 1999-03-23
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C. 20549

                               FORM 1O-KSB

(Mark One)

|X|      ANNUAL  REPORT  UNDER  SECTION  13 or  15(d)  OF THE  SECURITIES
         EXCHANGE  ACT OF 1934

For the fiscal year ended December 31, 1998.

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

         The Registrant's revenues for the fiscal year ended December 31, 1998 were $8,769,738.

         On March 8, 1999 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $9,693,041. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant are affiliates of the Registrant and no person, other than Alfred R. Globus, is an affiliate by virtue of his stockholdings. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

         On March 8, 1999 the Registrant had issued and outstanding 4,883,139 shares of Common Stock, $.10 par value per share ("Common Stock").

         Transitional  Small Business  Disclosure Format (check one):
               Yes |_| No |X|

                    DOCUMENTS INCORPORATED BY REFERENCE:

         Certain information required by Part III (portions of Item 9, as well as Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "1999 Proxy Statement") in connection with its 1999 annual meeting of stockholders, which is to be filed no later than April 30, 1999 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

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

         The Registrant operates in two business segments:

         (1) The Guardian Laboratories Division ("Guardian") conducts research, development, manufacturing, and marketing of a variety of pharmaceuticals, medical devices, health care and cosmetic products, and proprietary specialty chemical products. The Research and Development Department of Guardian engages in research and development in the fields of cosmetics, health care products, and specialty industrial chemical products, for the purpose of developing new products, and refining existing products that will be marketed or licensed by Guardian. Many of the products manufactured by Guardian, particularly its LUBRAJEL(R) line of products, are marketed worldwide through a network of distributors, and are currently used by many of the major multinational cosmetic companies.

          The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are Registrant's LUBRAJEL(R) line of cosmetic ingredients, which accounted for approximately 50% of the Registrant's sales in 1998, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 20% of the Registrant's sales in 1998. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

         (2) Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Registrant, distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. Since the Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Registrant believes has greater growth potential, the Registrant has explored the possibility of selling the Eastern division. The Registrant concluded in 1997 that the Eastern operation would be more marketable if Eastern could reduce its inventory and focus its marketing efforts on the inventory items that sell more regularly. Registrant is continuing to implement these changes, and anticipates that Eastern's future sales may be lower than in prior years as a result of these changes.

(b)      Narrative Description of Business

         Guardian Laboratories Division

         Guardian conducts research, product development, manufacturing and marketing of many different personal care products, pharmaceuticals, medical devices, health care products, cosmetic bases, and proprietary specialty chemical products, all of which are developed by the Registrant, and many of which have unique properties. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Guardian's proprietary cosmetic and specialty chemical products are sold through marketing partners and distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are principally sold through drug wholesalers and surgical supply houses, as well as directly to the Veteran's Administration, other government agencies, hospitals, and physicians. One of Registrant's pharmaceutical products, CLORPACTIN(R) WCS-90, is also being marketed by VascA, Inc., a Massachusetts-based company that intends to market the product in connection with the marketing of its subcutaneous kidney dialysis access port. VascA's marketing in the U.S. is subject to the FDA's acceptance of its 510(k) pre-market notification, after which full marketing may begin.

         During 1998, Guardian's sales accounted for approximately 82% of Registrant's total product sales.

         Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 1998 sales from these two product lines accounted for approximately 84% of Guardian's sales, and 70% of the sales of the Registrant as a whole.


         LUBRAJEL

         LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on prelubricated enema tips and thermometers, and as a lubricant for catheters. During 1998, sales of LUBRAJEL products increased by 7% compared with 1997. During 1998, sales of LUBRAJEL products represented 61% of Guardian's sales and 50% of the sales of the Registrant as a whole.

         Revenue from the sale of the Registrant's LUBRAJEL products increased compared with the previous year as a result of (a) greater marketing success on the part of Registrant's distributors, and (b) the expansion of Registrant's marketing efforts as a result of Registrant's marketing alliance with International Specialty Products ("ISP")
(discussed in more detail in the "Marketing" section below). In particular, sales of LUBRAJEL MS (the most popular form of Lubrajel) increased 10% from $1,211,883 in 1997 to $1,333,786 in 1998, and sales of
LUBRAJEL CG (the original form of LUBRAJEL) increased 7% from $1,164,727 in 1997 to $1,246,523 in 1998. Both of these increases were attributable to increases in volume and not price increases.

         As a result of the continuing efforts of its marketing partners and distributors Registrant believes that LUBRAJEL sales will continue to increase in 1999 in the United States and Europe. These sales increases will be offset somewhat by continuing competition from products introduced by European manufacturers, as well as decreased sales into Asia due to continuing economic problems in that part of the world. Registrant still believes that there will be an overall increase in sales, but that amount of that increase will depend on whether Asian sales stabilize or continue to decrease in 1999. Registrant believes that LUBRAJEL'S reputation for quality and customer service will enable it to continue to compete effectively in the marketplace.

         The Registrant is developing other uses for LUBRAJEL.  See "Item
1. Description of Business-Development Activities".

         RENACIDIN

         RENACIDIN is a urological prescription drug used to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use 10% sterile solution under the name "RENACIDIN IRRIGATION". The product was also sold for many years in powder form that was reconstituted into a liquid by the pharmacist, but that form of the product was discontinued in favor of the sterile liquid in May, 1997. RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. Sales of RENACIDIN IRRIGATION in 1998 accounted for 24% of Guardian's sales and 20% of the sales of the Registrant as a whole. Sales of RENACIDIN IRRIGATION increased 29% from $1,336,629 in 1997 to $1,728,279 in 1998. Some of this increase in sales was attributable to a continuing conversion of customers from the powder form to the new sterile liquid form. In addition, the diversification of the advertising program for this product in 1998 also contributed to this increase. On October 9, 1990, the Patent Office issued to the Registrant a patent covering the method of manufacturing RENACIDIN IRRIGATION.

         Other Products

         Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 1998 are as follows:

         CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent. In late 1998 the Registrant entered into a new marketing agreement with VascA, Inc. for sale of the product as an adjunct to VascA's subcutaneous kidney dialysis access port. VascA is in the process of preparing a 510(k) premarket notification to the F.D.A. to enable it to market their port along with Clorpactin. They expect to file this in the second quarter of 1999 and hope to receive marketing approval by the end of the third quarter of 1999. The product will be used to disinfect the port and surrounding tissue before and after every dialysis treatment. Sales of CLORPACTIN amounted to $269,247 in 1998 compared to $287,011 in 1997, a decrease of 6%.

         KLENSOFT(TM)is a surfactant that can be used in shampoos, makeup removers, and other cosmetic formulations. The primary customer for Klensoft over the past few years was in Taiwan. As a result of the problems in the Asian economies, sales of Klensoft decreased from $253,836 in 1997 to $41,712 in 1998, a decrease of 84%. The Registrant believes that some of this decrease will be reversed in 1999 as the Taiwanese economy recovers.

         PHOSPHOCHOLATE (TM) is a mouth moisturizer used primarily by cancer patients. The product was developed for, and is being marketed exclusively by, Sage Products, Inc., an Illinois health care company with which the Registrant had been working since 1993. Phosphocholate is a significant improvement over a product previously marketed by Sage for many years, and has replaced all of the sales of the previous formulation. Shipments to Sage began in November 1994, and amounted to $239,474 in 1998 compared to $243,771 in 1997, a decrease of 2%.

         LUBRAJEL PF (TM) is a preservative-free version of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. Tests conducted by Sederma indicate that the product self-preserves, and aids in the preservation of other cosmetic ingredients with which it is formulated. Sales of Norgel amounted to $236,600 in 1998 compared to $199,344 in 1997, an increase of 19%.

         CONFETTI DERMAL ESSENTIALS (TM) is a product line introduced in 1996 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to and suspended in various water-based products. The product color and ingredients can be customized to the needs of individual customers. Registrant believes that its product is unique and that it has excellent market potential based on sales increases experienced in 1998. The first commercial products using Confetti appeared in 1997. Sales in 1998 amounted to $152,294, compared to $60,034 in 1997, an increase of 154%.

         LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is the preferred method of sterilizing medical and hospital products. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon has been actively marketing the product since January, 1996. On April 11, 1995, the Registrant was granted a U.S. patent for this unique form of LUBRAJEL. Sales of LUBRAJEL RC to Horizon amounted to $208,693 in 1998 compared to $155,133 in 1997, an increase of 35%.

         Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 3% of Registrant's sales in 1998, are as follows:

         OIL OF ORCHIDS(TM) is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives. It is soluble in water and alcohol and acts as a supplementary moisturizer. It is also an enhancer for fragrances in perfumes and toiletries. It is sold in two forms, water-soluble and oil soluble.

         LUBRASIL (TM) and LUBRASIL DS are special types of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The products have a silky feel, and are water resistant while moisturizing the skin.

         DERMA-SURE (TM) PROTECTIVE LOTION is an alcohol-based product applied to the skin which protects the skin against grease, oil, paint, stain, and many other chemicals. The product can be both a consumer and industrial product, and is currently produced in two formulations. The Registrant is discussing the marketing of this product with two companies at the present time, one looking at the possibility of selling if for consumer use via one of the home shopping channels, and the other a major producer of consumer and industrial products that is interested in marketing the product for industrial use.

         RAZORIDE (TM) is a clear, water-based, soap-free shaving product with excellent lubricity and moisturizing properties. The Registrant is currently looking into potential marketing avenues for this product.

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

         After the Research and Development Department has completed its initial work on a product and is satisfied with the results of that work, further development work to bring the product to market will continue, including some or all of the following: (a) animal and human clinical studies needed to determine safety and effectiveness of drug or medical device products, which would be needed for submissions to the appropriate regulatory agencies, such as the United States Food and Drug Administration ("FDA") or the United States Environmental Protection Agency ("EPA"); (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications; (c) market research to determine the marketability of the product, including the potential market size and most effective method of marketing the product; (d) scaling up from laboratory production batches to pilot batches, and then to full scale production batches, including the determination of the type of equipment necessary to produce the product; (e) upgrading or purchasing new equipment to manufacture the products; and (f) the negotiation of joint venture or distribution agreements to develop and/or market the product. Some of the foregoing work may be done by outside contractors.

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

                  The Registrant is also engaged in a major new project with a company based in the United Kingdom for the use of one of its Lubrajels in a globally marketed consumer health product. The exact nature of this project cannot yet be disclosed due to confidentiality agreements between the Registrant and this U.K. company.

                  CLORONINE

                  Cloronine is a powerful  disinfectant,  germicide,  and
sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product has been approved for certain uses in France and Canada. Before this product can be marketed in the United States for any purpose, additional tests will have to be done to determine if the product can be registered with the EPA as a sterilant or germicide. These tests would comprise laboratory microbiological studies, compatibility studies, and specific studies on its intended uses. The product will also have to be registered with the FDA as an accessory to a medical device. Neither registration process has yet begun. Due to the expense and time required, the Registrant hopes to work jointly with other companies to obtain these registrations. The Registrant is currently discussing this product with a major producer of consumer and industrial products. The Registrant was granted two patents for this product.

                  FELINE HEALTH PRODUCTS

                  In March, 1996 Registrant entered into a research & development agreement with Feline Health Products ("FHP") to develop a new animal health care product. The product is a combination of pH indicators that indicate when a cat may have a potential health problem that could lead to the formation of urinary stones. The project has been delayed for various reasons and is now on hold temporarily, but is expected to be resumed in the second quarter of 1999. If FHP is able to find a marketing partner for the project, the terms of the marketing agreement would provide for the Registrant to manufacture the key component.

                  LIDOCAINE GEL

                  Registrant has developed a new Lidocaine-based urological anaesthetic gel. This product was originally developed for a company in the United Kingdom, but has not yet been brought to market by them. Registrant has not yet decided whether it will market this product itself or look for other potential marketers for it.

                  SONARITE

                  Sonarite is a product developed by the Registrant to reduce the severity of snoring. It is a soft tissue lubricant that reduces the surface tension in obstructed airways and allows for increased air flow. In 1997 the Registrant secured the exclusive right to market the product from a group of investors who had initially funded the product development work. The product has been in clinical testing since that time. In October, 1998 the development work on this product resumed after the Registrant learned through its additional clinical testing that the then current formulation was not working as well as an earlier prototype formulation. The product is currently in testing in several locations throughout the U.S. One of the tests is being conducted by a company that currently markets another breathing aid to determine the relative effectiveness of the two products in reducing snoring, and to determine if there is any synergy between them. Registrant hopes that if its clinical results are satisfactory it will be able to use the results to interest another company in entering into a joint venture to market the product. Registrant believes that the marketing of the product to reduce the severity of snoring would only require the filing of a 510(k) pre-market notification to the FDA. The product continues to be tested for use in reducing the incidence and severity of sleep apnea, a sleep disorder affecting millions of people. Some initial clinical work has indicated that the product may be effective for this use as well, and clinical tests are continuing. However, since the marketing of the product for this use would require a New Drug Application, the Registrant is trying to find a partner that is interested in completing the additional clinical work that will be required before the product can be marketed for this use.

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

         Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Registrant:

                 PATENT NAME                                     PATENT #           ISSUE DATE          EXPIRATION
                                                                                                           DATE
                                                                 ---------          ----------          ----------

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

         Eastern Chemical Corporation

         Eastern Chemical Corporation is a wholly owned subsidiary of the Registrant. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 1998, Eastern's sales accounted for approximately 18% of the total product sales of the Registrant versus 20% in 1997.

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

         Domestic Sales

         In the United States Registrant's cosmetic products are marketed exclusively by ISP in accordance with a marketing agreement entered into in 1996 (see "Marketing Agreements" below). ISP also has the right to sell some of Registrant's other industrial and medical products. In 1998 ISP's purchases for distribution in the United States were estimated to be approximately $900,000* , and accounted for approximately 10% of the Registrant's sales in 1998. Registrant's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 23% of Registrant's sales. Registrant's other products, such as its industrial products, are sold directly to end-users by the Registrant and account for less than 2% of Registrant's sales. (*Note: this figure is an estimate based on sales information provided to Registrant by ISP. Registrant has no way of independently determining which of ISP's purchases are intended for domestic sale and which are intended for foreign sale.)

         Foreign Sales

         In 1998 the Registrant derived approximately 44% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe, compared to 43% in 1997. The Registrant currently has 8 distributors for its cosmetic products outside the United States: S. Black (Import & Export) Ltd. in the United Kingdom ("S. Black"); Sederma and Warwick France in France; S.A. de Especialidades Quimicas in Spain; Luigi & Felice Castelli S.R.L. in Italy; Mimox AG in Switzerland; C&M International in Korea; and ISP in Germany, Eastern Europe, the Benelux countries, Canada, Mexico, South & Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. The percentage of Registrant's sales by its largest foreign distributors were as follows: Sederma: 13%; ISP (for sales outside of the United States):
9% (an estimate based on sales figures provided to the Registrant by ISP); S. Black: 8%; and C&M International: 3%.

         Marketing Agreements

              ISP

              In 1994 Registrant entered into an agreement with ISP whereby ISP would market certain of Registrant's products, primarily its cosmetic products, in Europe and Asia. That agreement established an alliance with ISP that was intended to bring the Registrant's products to many regions of the world where either they had not been marketed before, or where previous marketing efforts had been unsatisfactory. The major focus of that agreement was the Far East, but also included Eastern Europe, Russia, and some countries in Western Europe, most importantly Germany. The agreement provided for exclusivity in those areas as long as minimum purchase requirements were met. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis. ISP's sales during 1998 were negatively impacted by the economic problems experienced in Asia, and will most likely continue to be impacted in 1999 until those affected economies recover. However, the Registrant does not believe that it will experience any further sales declines in 1999 due to the economic problems in that part of the world.

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

              Registrant believes that in the event that ISP were to cease marketing Registrant's products, that alternative arrangements could be made to continue to supply product to the customers currently using Registrant's products without any significant interruption of supply.

              CREATIVE TECHNOLOGIES

              In an effort to accelerate the marketing of some of Registrant's other products, Registrant in late 1995 entered into an agreement with Creative Technologies, Inc., ("Creative") a marketing consulting company. Since that time Registrant has been working with Creative to place some of Guardian's products with companies not previously contacted by the Registrant, as well as to provide Guardian with market information that will enable it to develop products to fill existing market needs. The agreement with Creative was for an initial six-month period that ended May 31, 1996, which was extended until November 30, 1996. Since that time Creative is continuing to work on behalf of the Registrant based on a commission schedule relating to the volume of business that Creative brings to the Registrant. At the present time Registrant is actively working with Creative to bring more of Guardian's products to the attention of Creative's clients, in particular Kimberly Clark.

              VASCA, INC.

              In December, 1998, Registrant entered into a marketing agreement with VascA, Inc. whereby VascA will promote the use of Registrant's Clorpactin WCS-90 as a disinfecting agent for use with VascA's subcutaneous kidney dialysis access port. The Clorpactin will be used to disinfect the tissue surrounding the port as well as the port itself. VascA's port is currently approved in parts of Europe and VascA is in the process of obtaining approval for the use of Clorpactin there. In the United States, VascA is currently working with the FDA to obtain approval to market both their access port and the Clorpactin. Approval in the U.S. is expected by the fourth quarter of 1999, and applications are pending in Europe as well. VascA also will be providing funding to the Registrant to further improve the product and/or its packaging. The agreement provides for VascA to take over all marketing of Clorpactin once they achieve certain sales levels.

         Most of Registrant's other marketing arrangements are not in the form of long-term contracts and can be terminated at any time.

         Raw Materials

         The principal raw materials used by the Registrant consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Registrant's principal raw material suppliers are Callahan Chemical Company, Van Waters & Rogers, Inc., Protameen Chemicals Inc., Alzo, Inc., Vitusa Products, Inc., B.A.S.F., DSM Fine Chemicals Inc., Eastman Chemical, Clariant Corp., Ishihara U.S.A., Nissei Trading Co., and Varessa, Ltd.

         Inventories; Returns and Allowances

         The Registrant's business requires that it maintain large inventories of certain of its finished goods. Historically, returns and allowances have not been a significant factor in the Registrant's business.

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

         ISO-9000 REGISTRATION

         On November 24, 1998 the Registrant earned ISO-9002 registration from Underwriters Laboratories, Inc., indicating that the Registrant's documented procedures and overall operations had attained the high level of quality needed to receive ISO registration.

         Government Regulation

         Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Registrant's products. The Registrant and many of Registrant's products are subject to certain government regulations. Products that may be developed and sold by the Registrant in the United States may require approval from federal regulatory agencies, such as the FDA, as well as state regulatory agencies. Products that may be developed and sold by the Registrant outside of the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Registrant will be subject to regulation by the Center for Devices and Radiological Health of the FDA, and will usually require a 510(k) pre-market notification. Most pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

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

         Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 1998 and 1997 the Registrant incurred approximately $46,000 and $45,000 respectively, in environmental compliance costs.

         Research and Development Expense

         Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 1998 and 1997, the Registrant incurred approximately $234,000 and $285,000 respectively, in research and development expenses. The expenses consist of direct costs as well as factory overhead. No portion of the research and development expenses was directly paid by the Registrant's customers.

         Revenue and Earnings

         The tables below set forth, for the years indicated, the revenue (including fees and retainers), and earnings from operations attributable to the Registrant and to the Registrant's business segments:


                                        YEAR ENDED           YEAR ENDED
                                        December 31,         December 31,
                                            1998                1997
                                        ----------           ----------
Revenue:

   Guardian                             $7,230,783           $6,964,060
   Eastern                               1,538,955            1,788,073
                                         ---------            ---------
                                        $8,769,738           $8,752,133
                                         =========           ==========

Earnings from Operations:

   Guardian                             $1,819,443           $1,526,310
   Eastern                                (103,934)             (45,308)
   Corporate                              (166,238)            (161,123)
                                         ---------            ---------
                                        $1,549,271           $1,319,879
                                         =========            =========

         Identifiable Assets

         The table below sets forth as of the dates indicated the identifiable assets of the Registrant as a whole, as well as the identifiable assets of the Registrant's business segments:

                                                     As of:
                                        December 31,          December 31,
                                            1998                  1997
                                         ---------            ----------
   Guardian                             $2,659,964            $2,650,668
   Eastern                                 591,550               772,401
   Corporate                             3,542,819             2,702,777
                                         ---------             ---------
                                        $6,794,333            $6,125,846
                                         =========             =========

         For certain additional financial information concerning the Registrant's industry segments see Note J of Notes to Consolidated Financial Statements of the Registrant contained in Item 7 herein.

         Employees

         The Registrant presently employs 44 people, 6 of whom serve in an executive capacity, 23 in research, quality control and manufacturing, 5 in maintenance and construction and 10 in office and administrative work. Of the total number of employees, 40 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are satisfactory.

Item 2.  Description of Property.

         The Registrant maintains its principal offices and conducts most of its research at 230 Marcus Boulevard, Hauppauge, New York 11788. These premises, which the Registrant owns, contain approximately 30,000 square feet of manufacturing space, 15,000 square feet of warehouse space, and 5,000 square feet of office and laboratory space on approximately 2.7 acres of land. The Registrant has now fully developed the 2.7 acres, and fully utilizes the buildings occupying the land. The Registrant believes that the aforementioned property is adequate for its immediately foreseeable needs. The property is presently unencumbered and is adequately insured.

Item 3.  Legal Proceedings.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

         Market Information

         The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 1997 to December 31, 1998. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                                 Year Ended                 Year Ended
                             December 31, 1998           December 31, 1997

    Quarters                 High          Low           High          Low
------------------         -------      --------        ------       -------

First (1/1 - 3/31)     $  5         $   4  1/8      $   2  3/8    $  1  3/4

Second (4/1 - 6/30)       6  11/16      4  7/8          5            1  15/16

Third (7/1 - 9/30)        5  1/2        3  11/16        4  7/8       3  3/4

Fourth (10/1 - 12/31)     5  3/4        3  1/2          6  1/8       3  3/4

         Holders of Record

         As of March 8, 1999 there were 1,604 holders of record of Common
Stock.

         Cash Dividends

         On January 5, 1999 the Registrant paid a $.07 per share dividend to all stockholders of record as of December 10, 1998. On January 5, 1998 the Registrant paid a $.06 per share dividend to all stockholders of record as of December 12, 1997.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results Of Operations:
Year Ended December 31,1998 Compared to
Year Ended December 31,1997

Revenue

Revenue in 1998 increased by $17,605 compared to 1997 due to revenue increases in the Guardian Division of $266,723 (4%) and a decrease in the Eastern Division of $249,118 (14%). The Guardian sales increase was due mainly to increases in sales of Guardian's core product lines in the United States and Europe, which offset some decreases experienced by the Company in Asian markets. The sales increases in the cosmetic product lines were the result of an expansion of the marketing of the Company's core product lines in conjunction with the Company's marketing partners in the United States and Europe. The Eastern decrease was due primarily to a slight downsizing of the Eastern operations intended to streamline Eastern's business, which resulted in a reduction in inventory and the consequent loss of some sales.

Costs and Expenses

Costs and expenses in 1998 decreased by $211,787 (3%) compared to the 2prior year due to decreases in cost of sales of $395,121 (7%) which were partially offset by increases in operating expenses of $183,334 (9%). Costs of sales as a percentage of sales decreased to 57% in 1998 as compared to 62% in 1997.

Of the 5% decrease in cost of sales as a percentage of sales, approximately 2% was attributable to a decrease in the cost of the Company's RENACIDIN IRRIGATION due to the larger volumes purchased in 1998 versus 1997. Another 1% of the decrease was attributable to a reduction in cost of one of the Company's largest volume raw materials in 1998 compared to 1997. Other reductions were attributable to (a) a change in product mix of the Guardian division, with some higher cost items being replaced by sales of lower cost items, and (b) reduced sales of lower margin products of the Eastern division that were replaced by additional sales of higher margin products by the Guardian division.

The increase in operating expenses in 1998 was primarily due to a non-cash charge of approximately $204,000 relating to the unamortized costs of the Registrant's Sonarite technology. In October, 1998 the Registrant determined that the then current formulation required further development and testing before the product could be marketed.

Other Income (Expense)

Interest expense decreased from $31,505 to $523 due to a reduction in outstanding borrowings. Investment income and other increased from $38,492 to $66,466 principally due to the investing of excess cash provided from operations. The Registrant realized gain on sale of assets of $31,000 in 1998 while there was no gain or loss in 1997.

Provision for Income Taxes

The provision for income taxes increased from $502,620 in 1997 to $632,677 in 1998. This increase is primarily due to the increase in earnings before income taxes of $319,348 (24%) between years. The Registrant's effective rates remained consistent at approximately 38%.

Liquidity and Capital Resources

Working capital increased from $2,973,768 as of the end of 1997 to $3,926,106 as of the end of 1998, an increase of $952,338 (32%).

The current ratio increased from 4.6 to 1 at December 31, 1997 to 5.9 to 1 at December 31, 1998. The increase in working capital was due primarily to increases in cash provided by operations.

The Registrant has a line of credit agreement with a bank for borrowings of up to $700,000. As of December 31, 1998, there were no outstanding borrowings on this line of credit.

The Registrant generated cash from operations of $1,234,272 in 1998 compared to $1,497,078 in 1997. The decrease in 1998 was primarily due to an increase in accounts receivable. During each of the years 1998 and 1997 the Registrant invested approximately $271,000 and $291,000 respectively for plant and equipment. Cash used in investing activities was $482,871 and $703,151 in the years ended December 31, 1998 and 1997 respectively. The decrease was mainly due to reduction in the purchase of marketable securities. Cash used in financing activities was $253,387 and $797,410 in the years ended December 31, 1998 and 1997 respectively. The decrease was primarily due to the repayment of substantially all of Registrant's long term debt that was outstanding in 1997.

While the Registrant believes that its working capital is sufficient to support its operating requirements for the next fiscal year, the Registrant's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from operations. The Registrant has no material commitments for future capital expenditures.

Impact of Inflation, Changing Prices, and Seasonality

While  it  is  difficult  to  assess  the  impact  of  inflation  on  the
Registrant's operations, management believes that, because of the proprietary nature of the majority of its product line, inflation has had little impact on net sales. Sales have changed as a result of volume and product mix. While inflation has had an impact on the cost of sales and payroll, these increases have been recaptured by price increases to the greatest extent possible. Registrant's products and sales are not considered to be a seasonal, and are generally distributed evenly throughout the year.

Impact of the "Year 2000" Issue

         The Registrant has evaluated the impact of the Year 2000 ("Y2K") issue on its business and does not expect to incur any significant costs associated with Year 2000 compliance or that the Year 2000 issue will have a material impact on the Registrant's business, results of operations, or financial condition. In 1998 the Registrant purchased new computer equipment to enable it to run a new Y2K compliant version of its accounting software. This software has been certified by the vendor to be Y2K compliant, and the Registrant has independently verified that the date fields have been expanded to four digits instead of two, and is satisfied that the software will function properly after December 31, 1999. All of Registrant's inventory, purchase orders, sales, receivables, and general ledger are handled by this Y2K compliant software. The underlying operating system on which this software works has been certified Y2K compliant. Registrant's cost to bring its computer systems into Y2K compliance during 1998 was approximately $30,000.

         The Registrant is not aware of any problems that its customers or suppliers may have in regard to the Y2K issue. Registrant does not at the present time conduct any direct data transfer with any of its customers or suppliers that would be affected by their failure to be Y2K compliant, and has no reason to believe that any Y2K compliance problems that any of its suppliers or customers might have will have any material adverse impact on the Registrant. The Registrant is in the process of trying to obtain second sources of supply for as many of its raw materials as possible before the end of 1999, and believes that it currently has enough alternative suppliers for its key products that it will not be materially affected by the failure of one or more of its current raw material suppliers to become Y2K compliant. Registrant has requested information on Y2K compliance from those suppliers and customers with which it considers itself to have a material relationship and where their failure to attain Y2K compliance could have a material impact on the Registrant. Registrant has requested final responses by March 31, 1999. To date all of those customers and vendors that have responded to Registrant's request for Y2K information have indicated that either they already are Y2K compliant or will be so by the end of 1999.

         Registrant has investigated its key non-information technology systems for Y2K compliance and has determined that they are either already Y2K compliant or will be so by the end of the year without material expense to the Registrant. The following material non-information technology system providers have already given the Registrant assurances that the systems or services they provide are Y2K compliant: Registrant's primary bank; the company that handles Registrant's payroll; the company that handles its security system; and the Registrant's registrar and stock transfer agent. The company that handles Registrant's telephone system has assured the Registrant that, with the exception of its voice mail system, which will be made Y2K compliant by mid-1999 at no cost to the Registrant, all of the rest of Registrant's telephone system is already Y2K compliant.

         Registrant believes that it has already made all of the material expenditures necessary to attain Y2K compliance internally, and does not expect to expend any material amounts during 1999 or thereafter for this purpose.

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.

         Not Required.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Directors and Executive Officers

         Set forth in the table below is certain information as of March 8, 1999 with respect to the executive officers and directors of the
Registrant:

         Name            Age            Position(s) with the Registrant
--------------------    -----    ----------------------------------------------

Dr. Alfred R. Globus     78      Chairman of the Board, Chief Executive Officer
                                    and Director

Kenneth H. Globus        47      President, Chief Financial Officer, General
                                    Counsel and Director

Robert S. Rubinger       56      Executive Vice President, Secretary, Treasurer
                                    and Director

Charles W. Castanza      66      Vice President and Director

Derek Hampson            59      Vice President

Joseph J. Vernice        40      Vice President

Lawrence Maietta         41      Director

Henry P. Globus          76      Director

Benjamin Wm. Mehlman     88      Director

Alan E. Katz             55      Director

Arthur Dresner           57      Director

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

         Derek Hampson has been a Vice President of the Registrant since October, 1987. He has served as Manager of the Eastern Chemical Corp. subsidiary since 1971.

         Joseph J. Vernice has been a Vice President of the Registrant since February, 1995. He served as Assistant Vice President of the Registrant from November, 1991 until February, 1995.

         Lawrence Maietta has been a partner in the public accounting firm of Bonamassa & Maietta, C.P.A.s in Brooklyn, NY since October, 1991. For more than five years prior to that he was a partner in the public accounting firm of Wilfred, Wyler & Co. in New York, NY. He was controller for the Registrant from October, 1991 until November, 1997, and a director of the Registrant since February, 1994.

         Henry P. Globus has been a consultant to the Registrant since July, 1988. He served as Executive Vice President of the Registrant from 1982 until July, 1988. He has been a director of the Registrant since 1947.

         Benjamin William Mehlman was formerly a judge and attorney in private practice until he retired from the practice of law in February, 1999. From 1984 to 1998 he had been counsel to the law firm of William T. Friedman and its predecessor, Friedman and Shaftan. He has been a director of the Registrant since 1964.

         Alan E. Katz has been a partner in the law firm of Greenfield Stein & Senior, LLP, New York, NY since November, 1984. He has been a director of the Registrant since February, 1994.

         Arthur Dresner is an attorney in private practice and an independent business consultant. From June 1998 to the present he has been engaged as "Of Counsel" to the law firm of McAulay Nissen Goldberg Kiel & Hand in New York City. From 1974 until 1997 he was employed as a Vice President in the corporate development area and general management of ISP. He has been a director of the Registrant since April, 1997.

         Dr. Alfred R. Globus and Henry P. Globus are  brothers.  Kenneth
H. Globus is the son of Henry P. Globus and the nephew of Dr. Alfred R. Globus. There are no other family relationships between any directors or officers of the Registrant.

         Compliance with Section 16(a) of the Exchange Act

         The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" of the 1999 Proxy Statement.

Item 10.  Executive Compensation.

         The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and
Executive  Officers  -  Summary  Compensation  Table"  of the 1999  Proxy
Statement.

Item 11. Security Ownership of Certain Beneficial Owners and
              Management.

         The information required by this Item is incorporated herein by reference to the section entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" of the 1999 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

         The Registrant has a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 Registrant made non-interest bearing advances of approximately $87,000 per year (approximately 87% of the annual cost of the $1,500,000 policy), on behalf of a trust of which the Insured is the grantor and another officer, Kenneth H. Globus is one of the beneficiaries. Under a collateral assignment agreement the proceeds from the policy will first be paid to the Registrant to repay all of the advances it made. If the policy is terminated prior to the death of the Insured, the Registrant will be entitled to the cash surrender value of the policy at that time, and any shortfall between that amount and the amount of the advances made by the Registrant will be repaid to the Registrant by the Insured. As of December 31, 1998 and 1997, cumulative advances of $348,161 and $261,559, respectively, are recorded in the Consolidated Balance Sheets under "Other Assets". The trust is currently in the process of looking into modifications to the policy that might decrease the amount of the yearly advances being made by the Registrant.

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

         10(e) Exclusive Distributor Agreement between the Registrant and
               ISP Technologies Inc. dated September 20, 1996. The Registrant has been granted confidential treatment of portions of some of the schedules to this Agreement. Incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1996 ("1996 10-KSB")

         10(f) Marketing and Supply Agreement  between the Registrant and
               VascA, Inc. dated January 1, 1999.(filed herewith)

         21    Subsidiaries of the Registrant:

                                                          Name Under
                                 Jurisdiction of         Which it does
            Name                 Incorporation             Business

Eastern Chemical Corporation      New York         Eastern Chemical Corporation

Transcontinental Processes        Australia                   N/A
   (Pty.) Ltd.*

Dieselite Corporation**           Delaware                    N/A

Paragon Organic Chemicals,        New York         Paragon Organic Chemicals
   Inc.

*        Inactive without assets
**       Inactive


         27    Financial Data Schedule


     (b) Reports on Form 8-K

               None

                               SIGNATURES


         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              UNITED-GUARDIAN, INC.


Dated:  March  17, 1999                       By: /s/ Alfred R. Globus
                                                 ---------------------
                                                 Alfred R. Globus
                                                 Chief Executive Officer &
                                                   Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
-----------------------    ---------------------------------    ---------------

By:/s/ Alfred R. Globus      Chief Executive Officer, Director   March  17, 1999
   ------------------------     (Principal Executive Officer)
   Alfred R. Globus

By:/s/ Kenneth H. Globus     President, General Counsel,         March  17, 1999
   ------------------------    Director, Chief Financial
   Kenneth H. Globus           Officer(Principal Financial
                               and Accounting Officer)


By:/s/ Robert S. Rubinger    Executive Vice President,           March  17, 1999
   ------------------------    Secretary, Treasurer, Director
   Robert S. Rubinger

By:/s/ Charles W. Castanza   Vice President, Director            March  17, 1999
   ------------------------
   Charles W. Castanza

By:/s/ Henry P. Globus       Director                            March  17, 1999
   ------------------------
   Henry P. Globus

By:/s/ Benjamin Wm. Mehlman  Director                            March  17, 1999
   ------------------------
   Benjamin Wm. Mehlman

By:/s/ Lawrence F. Maietta   Director                            March  17, 1999
   ------------------------
   Lawrence F. Maietta

By:/s/ Alan Katz             Director                            March  17, 1999
   ------------------------
   Alan E. Katz

By:/s/ Arthur Dresner        Director                            March  17, 1999
   ------------------------
   Arthur Dresner

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                  Page
                                                               ----------

Report of Independent Certified Public Accountants               F-2


Financial Statements

       Consolidated Balance Sheets as of December 31,
           1998 and 1997                                         F-3 - F-4

       Consolidated Statements of Earnings for the Years
           Ended December 31, 1998 and 1997                      F-5

       Consolidated Statements of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 1998 and 1997                            F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1998 and 1997                F-7

       Notes to Consolidated Financial Statements                F-8 - F-25

                     REPORT OF INDEPENDENT CERTIFIED
                            PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    United-Guardian, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




GRANT THORNTON LLP

Melville, New York
March 4, 1999

                  United-Guardian, Inc. and Subsidiaries

                         CONSOLIDATED BALANCE SHEETS

                                December 31,


                                   ASSETS

                                                             1998        1997
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $1,320,610   $  822,596
    Marketable securities.............................      604,314      361,723
    Accounts receivable, net of allowance for doubtful
         accounts of $52,894 and $32,300, respectively    1,300,118      905,896
    Inventories ......................................    1,150,132    1,372,067
    Prepaid expenses and other current assets ........      169,786      225,854
    Deferred income taxes ............................      176,318      107,111
                                                         ----------   ----------
                  Total current assets ...............    4,721,278    3,795,247
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,407,200    2,333,654
    Building and improvements ........................    1,964,646    1,843,171
    Waste disposal plant .............................      133,532      133,532
                                                         ----------   ----------
                                                          4,574,378    4,379,357

    Less accumulated depreciation ....................    3,041,694    2,847,870
                                                         ----------    ---------
                                                          1,532,684    1,531,487

    Assets under capital leases, net .................         --          1,444
                                                         ----------    ---------
                                                          1,532,684    1,532,931
                                                         ----------    ---------
OTHER ASSETS
    Processes and patents, net .......................      190,685      533,984
    Split dollar life insurance ......................      348,161      261,559
    Other ............................................        1,525        2,125
                                                         ----------    ---------
                                                            540,371      797,668
                                                         ----------    ---------
                                                         $6,794,333   $6,125,846
                                                         ==========   ==========








         The accompanying notes are an integral part of these statements.

                     United-Guardian, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 December 31,



LIABILITIES AND STOCKHOLDERS' EQUITY                 1998         1997
                                                   --------    ---------
CURRENT LIABILITIES
    Dividends payable ............................ $341,820     $292,610
    Accounts payable .............................  317,973      292,632
    Accrued expenses .............................  119,855      165,841
    Taxes payable ................................    5,524       70,396
    Current portion of long-term debt ............   10,000         --
                                                   --------     --------
         Total current liabilities ...............  795,172      821,479
                                                   --------     --------

LONG-TERM DEBT, net of current portion ...........   16,229         --
                                                   --------     --------

DEFERRED INCOME TAXES ............................   10,000       20,116
                                                   --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value;  authorized,
      10,000,000 shares;  issued and
      outstanding, 4,883,139 and 4,876,839
      shares, respectively ......................   488,314      487,684
   Capital in excess of par value ............... 3,330,874    3,314,210
   Accumulated other comprehensive (loss)              (330)         -
   Retained earnings ............................ 2,154,074    1,482,357
                                                 ----------   ----------
                                                  5,972,932    5,284,251
                                                 ----------   ----------
                                                 $6,794,333   $6,125,846
                                                 ==========   ==========














         The accompanying notes are an integral part of these statements.

                  United-Guardian, Inc. and Subsidiaries

                    CONSOLIDATED STATEMENTS OF EARNINGS

                          Year ended December 31,


                                            1998          1997
                                        -----------    -----------

Revenue
    Net sales .......................   $ 8,769,738   $ 8,752,133
                                        -----------   -----------

 Costs and expenses
    Cost of sales ...................     5,009,463     5,404,584
    Operating expenses ..............     2,211,004     2,027,670
                                        -----------   -----------
                                          7,220,467     7,432,254
                                        -----------   -----------
         Earnings from operations ...     1,549,271     1,319,879

Other income (expense)
    Interest expense ................         ( 523)      (31,505)
    Investment income................        66,488        34,829
    Gain on sale of assets ..........        31,000          --
    Other ...........................           (22)        3,663
                                        -----------   -----------
         Earnings before income taxes     1,646,214     1,326,866

Provision for income taxes ..........       632,677       502,620
                                        -----------   -----------
         NET EARNINGS ...............   $ 1,013,537   $   824,246
                                        ===========   ===========
Earnings per common share (Basic
   and Diluted)......................   $       .21   $       .17
                                        ===========   ===========

Basic weighted average shares .......     4,880,343     4,832,783
                                        ===========   ===========
Diluted weighted average shares .....     4,904,587     4,852,641
                                        ===========   ===========













         The accompanying notes are an integral part of these statements.

                  United-Guardian, Inc. and Subsidiaries

              CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        AND COMPREHENSIVE INCOME


                                                                          Accumulated
                                     Common stock         Capital in        other
                               -----------------------    excess of      comprehensive      Retained                 Comprehensive
                                 Shares       Amount      par value        (loss)           earnings        Total       income
                               ---------   -----------   -----------    ---------------    -----------    ---------  -------------

Balance, January 1, 1997       4,762,889   $   476,289  $  3,089,380           --          $   950,721    $4,516,390

Issuance of common stock in
   connection with exercise
   of stock options ......        13,950         1,395        28,580                             --           29,975
Issuance of common stock for
   purchase of technology.       100,000        10,000       196,250                             --          206,250
Net earnings .............                                                                     824,246       824,246   $  824,246
Dividends declared .......          --            --            --                            (292,610)     (292,610)
                                                                                                                        ---------
Comprehensive income                                                                                                      824,246
                               ---------   -----------   -----------   ---------------      -----------   ----------    =========
Balance, December 31, 1997     4,876,839   $   487,684   $ 3,314,210            --          $ 1,482,357   $5,284,251

Issuance of common stock in
   connection with exercise
   of stock options ......         6,300           630        12,364                             --           12,994
Income tax benefits on stock
   options exercised                                           4,300                                           4,300
Unrealized loss on
   marketable securities                                               $        (330)                           (330)        (330)
Net earnings .............                                                                   1,013,537     1,013,537    1,013,537
Dividends declared .......        --            --            --                              (341,820)     (341,820)
                                                                                                                       ----------
Comprehensive income                                                                                                   $1,013,207
                               ---------   -----------   -----------   ---------------      -----------    ---------   ==========
Balance, December 31, 1998     4,883,139   $   488,314   $ 3,330,874   $        (330)       $ 2,154,074   $5,972,932
                               =========   ===========   ===========   ===============      ===========    =========




        The accompanying notes are an integral part of this statement.

                     United-Guardian, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                         1998           1997
                                                      ---------      ---------
Cash flows from operating activities
    Net earnings ....................................$1,013,537      $ 824,246
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization ...............   614,826        394,164
        Net gain on sale of equipment ...............   (31,000)          --
        Provision for doubtful accounts .............    20,568         22,140
        Deferred income taxes .......................   (79,323)        (2,380)
        Unrealized loss on marketable securities.....      (330)          --
        Provision for inventory obsolescence ........   165,000        180,000
        Increases (decreases) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable ....................  (414,790)       (68,890)
             Inventories ............................    56,935        260,562
             Prepaid expenses and other assets ......   (29,934)      (112,887)
             Accounts payable .......................    25,341         69,889
             Accrued expenses and taxes payable .....  (106,558)       (69,766)
                                                      ----------     ----------
         Net cash provided by operating activities .. 1,234,272      1,497,078
                                                      ----------     ----------

Cash flows from investing activities
    Acquisition of plant and equipment, net .........  (271,280)      (291,428)
    Proceeds from the sale of plant and equipment ...    31,000           --
    Purchase of technology ..........................      --          (50,000)
    Purchase of marketable securities net............  (242,591)      (361,723)
                                                       ---------      ---------
         Net cash used in investing activities ....    (482,871)      (703,151)
                                                       ---------      ---------

Cash flows from financing activities
    Proceeds from long-term debt ....................    30,339           --
    Principal payments on long-term debt ............    (4,110)      (589,241)
    Proceeds from exercise of stock options .........    12,994         29,975
    Dividends paid ..................................  (292,610)      (238,144)
                                                       ---------      ---------
         Net cash used in financing activities ......  (253,387)      (797,410)
                                                       ---------      ---------

Net increase (decrease) in cash and cash equivalents    498,014         (3,483)

Cash and cash equivalents, beginning of year ........   822,596         826,079
                                                       ---------      ---------
Cash and cash equivalents, end of year ..............$1,320,610      $  822,596
                                                       =========      =========




      The accompanying notes are an integral part of these statements.

                     United-Guardian, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1998 and 1997


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                 ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division which conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Division which distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Sales from the Company's two major product lines, Lubrajel and Renacidin, accounted for approximately 70% and 63% of consolidated sales for the years ended December 31, 1998 and 1997 respectively.

 Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Eastern Chemical Corporation and Paragon Organic Chemicals, Inc. All intercompany accounts and transactions have been eliminated.

 Statements of Cash Flows

     For financial statement purposes (including cash flows), the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. During 1998 the Company declared a cash dividend of $.07 payable on January 4, 1999 to stockholders of record as of December 10, 1998 aggregating $341,820. During 1997, the Company declared a dividend of $.06 payable on January 5, 1998 to stockholders of record as of December 12, 1997 aggregating $292,610. Cash payments for interest were $523 and $34,635 for the years ended December 31, 1998 and 1997, respectively. Cash payments for income taxes were $772,572 and $586,608 for the years ended December 31, 1998 and 1997, respectively.

 Marketable Securities

     Marketable securities include investments in certificates of deposit, which mature in less than a year, and investments in mutual funds. Certificates of deposit are classified as "Held to Maturity" securities and are reported at their amortized cost which approximates market value. Investment in equity mutual funds are classified as "Available for Sale" securities and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive
     (loss) in stockholders' equity, net of related tax effects.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE A (continued)

 Inventories

     Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method (which approximates
     FIFO). Inventory costs include material, labor and factory overhead.

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

 Long-Lived Assets

     It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.(See Note D)

 Fair Value of Financial Instruments

     The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of accounts receivable and payable and long-term debt, approximates carrying value due to the short payment terms associated with its accounts receivable and payable and the interest rates associated with its long-term debt.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE A (continued)


Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Two customers accounted for 30% and 18% of the accounts receivable at December 31, 1998. Two customers accounted for 22% and 11% at December 31, 1997.

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

 Research and Development

     The Company's research and development expenses are recorded in the year incurred. Research and development expenses were approximately $234,000 and $285,000 for the years ended December 31, 1998 and 1997, respectively.

 Earnings Per Share Information

     Basic earnings per share is based on the weighted average number of common shares outstanding without consideration of potential common stock. Diluted earnings per share is based on the weighted average number of common and potential common shares outstanding. The calculation takes into account the shares that may be issued upon exercise of stock options, reduced by the shares that may be repurchased with the funds received from the exercise, based on the average price during the year.

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

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE A (continued)

 Segment Reporting

     The Company adopted the Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" for the year ended December 31, 1998. SFAS No. 131 requires that the Company disclose certain information about its business segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance."

NOTE B - MARKETABLE SECURITIES

     Marketable securities are carried at fair value. A summary of investments in marketable securities and reconciliation of amortized cost to the fair value follow:

                                                    Gross
                                    Amortized     Unrealized       Fair
                                      Cost          loss           Value
                                    ----------    ----------    ---------
     December 30, 1998
       Available for sale
         Mutual funds                $  81,452     $  (330)     $  81,122

       Held to Maturity
         Certificates of deposit       523,192                    523,192
                                     ---------     ----------    --------
           Total                     $ 604,644     $  (330)     $ 604,314
                                     =========     ==========    ========

     December 30, 1997
       Available for sale
         Mutual funds                $  30,208     $   --       $  30,208

       Held to Maturity
         Certificates of deposit       331,515                    331,515
                                     ---------     ----------    --------
           Total                     $ 361,723     $   --       $ 361,723
                                     =========     ==========    ========

     Certificates of deposit, classified as "Held to Maturity", at December 31, 1998 and 1997, are due in less than one year.

     Investment income, including realized gains from mutual funds, was $9,776 and $2,168 for the years ended December 31,1998 and 1997. Net unrealized losses from marketable securities were $330 and $0 at December 31, 1998 and 1997.

                  United-Guardian, Inc. and Subsidiaries

                      December 31, 1998 and 1997

NOTE C - INVENTORIES

     Inventories consist of the following:

                                              December 31,     December 31,
                                                 1998              1997
                                              -----------       -----------
     Raw materials and work-in-process ...... $  364,969        $  272,833
     Finished products and fine chemicals ...    785,163         1,099,234
                                              ----------        ----------
                                              $1,150,132        $1,372,067
                                              ==========        ==========

NOTE D - PROCESSES AND PATENTS

     Processes and patents consist of the following:

                                                December 31,     December 31,
                                                   1998             1997
                                                -----------      -----------
Capitalized technology - Renacidin (1).......... $513,000         $513,000
Deferred costs - Renacidin (2)..................  154,370          154,370
Capitalized technology - Sonarite (3)...........     --            306,250
Patents ........................................    8,177            8,177
                                                  -------         --------
                                                  675,547          981,797

Less accumulated amortization ..................  484,862          447,813
                                                 --------         --------
                                                 $190,685         $533,984
                                                 ========         ========

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

                         December 31, 1998 and 1997

NOTE D (continued)

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

     (3) In August, 1985 the Company entered into an agreement with three private investors to develop a product to reduce snoring. The investors provided $275,000 to fund the project, and in exchange received majority ownership interest in the technology. The Company successfully developed the product, which was known as "Sonarite", but shortly thereafter one of the key raw materials was discontinued and the project did not proceed further until 1996 when a satisfactory replacement was found. In February, 1997 the investors filed suit claiming breach of the development agreement. That lawsuit was settled in April, 1997. As part of the settlement the Company purchased from the investors their interest in the Sonarite technology in exchange for $100,000 and 100,000 shares of restricted stock of the Company, thereby giving the Company the exclusive right to commercialize the technology.

          In October 1998, after results of additional product testing of the technology in its present formulation, the Company determined that further modification of the technology was necessary in order to make it commercially marketable. Based on such facts, the unamortized balance of approximately $204,000 was expensed. Such amount is included in amortization expense in operating expenses.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE E - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with one bank which provides for borrowings of up to $700,000 and expires on May 31, 1999. It is the Company's intention to renew the line of credit agreement before it expires. Interest under each line is at the bank's prime rate plus 1/2%. The outstanding line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, debt to capitalization and maintenance of compensating balances. There were no outstanding borrowings at December 31, 1998 and 1997.

NOTE F - LONG-TERM DEBT

     During 1998, the Company financed the purchase of transportation equipment with proceeds of an installment loan. The loan, which is collateralized by the underlying equipment, requires monthly payments of $868 including interest through July 31, 2001. Principal payments under this financing are $10,000 in 1999, $10,193 in 2000 and $6036 in 2001.

NOTE G - INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Year ended      Year ended
                                                 December 31,    December 31,
                                                    1998            1997
                                                 ---------       ---------
     Current
        Federal ..........................       $ 607,000       $ 435,000
        State ............................         105,000          70,000
                                                 ---------       ---------
                                                   712,000         505,000
                                                 ---------       ---------
     Deferred
        Federal ..........................         (68,689)         (5,266)
        State ............................         (10,634)          2,886
                                                 ---------       ---------
                                                   (79,323)         (2,380)
                                                 ---------       ---------
              Total provision ............       $ 632,677       $ 502,620
                                                 =========       =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE G (Continued)

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:

                                               Year ended        Year ended
                                               December 31,      December 31,
                                                   1998              1997
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
Tax expense at statutory Federal income
   tax rate ..............................   $ 559     34%     $ 451     34%
State income taxes, net of Federal benefit      72      4         48      4
Nondeductible expenses....................       1     --          2     --
Other, net ...............................       1     --          1     --
                                             -----    -----    -----    -----
Actual tax expense .......................   $ 633     38%     $ 502     38%
                                             =====    =====    =====    =====


     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                               December 31,  December 31,
                                                   1998         1997
                                               -----------  ------------
Deferred tax assets
    Accounts receivable ....................   $  19,731    $  12,069
    Inventories ............................     146,216       84,671
    Accrued vacation .......................       3,171        3,171
    State net operating loss carryforward ..       7,200        7,200
                                               ---------    ---------
                                                 176,318      107,111
                                               ---------    ---------

Deferred tax liabilities
    Deferred costs - Renacidin .............        --        (10,116)
    Other ..................................     (10,000)     (10,000)
                                               ---------    ----------
                                                 (10,000)     (20,116)
                                               ---------    ----------

Net deferred tax asset .....................   $ 166,318    $  86,995
                                               =========    ==========

                    United-Guardian, Inc. and Subsidiaries

                          December 31, 1998 and 1997

NOTE H - BENEFIT PLANS

 Pension Plan

     In 1998, the Company adopted SFAS No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits". The provisions of SFAS No. 132 revise employers' disclosures about pension plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions to the extent practicable.

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

The following table sets forth the plan's funded status:

                                                       Year ended   Year ended
                        December 31, December 31,
                                1998 1997
                                                        ---------   ---------
Change in Benefit Obligation
Benefit obligation at beginning of year.............   $1,412,269  $1,329,659
Service cost........................................       66,164      57,887
Interest cost.......................................       90,800      95,960
Actuarial loss......................................       39,173      80,764
Benefits paid.......................................     (288,423)   (151,911)
                                                        ---------   ---------
Benefit obligation at end of year...................   $1,319,983  $1,412,269
                                                        =========   =========

Change in Plan Assets
Fair value of plan assets at beginning of year.....    $1,192,657  $1,132,370
Actual return on plan assets.......................        92,746     115,115
Employer contributions.............................        89,940      97,083
Benefits paid......................................      (288,423)   (151,911)
                                                        ---------   ---------
Fair value of plan assets at end of year...........    $1,086,920  $1,192,657
                                                        =========   =========
Reconciliation of Funded Status
Funded status (underfunded)........................    $ (233,063) $ (219,612)
Unrecognized net actuarial loss....................       199,422     204,728
Unrecognized transition obligation.................        17,789      22,286
Unrecognized prior service cost....................        62,489      67,775
                                                        ---------    --------
Prepaid benefit cost...............................    $   46,637  $   75,177
                                                        =========    ========

                      United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE H (continued)

The Net Periodic Benefit Cost for the years ending December 31 includes the following components:

                        December 31, December 31,
                                1998 1997
                                                       -----------   -----------
Components of Net Periodic Benefit Cost
Service cost.......................................    $   66,164    $   57,887
Interest cost......................................        90,800        95,960
Expected return on plan assets.....................       (94,928)     (104,821)
Recognized net actuarial loss......................        46,661           102
Amortization of transition obligation..............         4,497         4,497
Amortization of prior service cost.................         5,286         5,286
                                                        ---------       -------
Net periodic benefit cost..........................    $  118,480     $  58,911
                                                        =========       =======

NOTE H (continued)

Weighted-average assumptions as of December 31:
                                                         1998           1997
                                                     -----------    -----------
Discount rate......................................      6.50%         6.50%
Expected long term rate of return..................      8.00%         8.00%
Weighted average rate of compensation increase.....      5.73%         5.73%
Amortization method................................ Straight-Line  Straight-Line

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of each employee's elective deferral up to 2% of weekly pay for a 4% employee deferral. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $30,000 and $26,000 for the years ended December 31, 1998 and 1997, respectively.

     Stock Option Plans

     The Company maintains two stock option plans, the 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD"), each of which provides for the issuance of up to 100,000 shares of common stock. Such options are exercisable either upon grant or after a waiting period specified in the agreement. The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation" It applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

                   United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE H (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and basic and diluted earnings per share as of December 31, 1998 and 1997 would be reduced to the pro forma amounts indicated below:

                                                      1998        1997
                                                  ----------  ----------
     Net income
          As reported                            $ 1,013,537   $ 824,246
          Pro forma                                1,009,433     795,148

     Basic and diluted earnings per common share
          As reported                             $     .21    $    .17
          Pro forma                                     .21         .16

     The pro forma amounts may not be representative of future disclosure because they do not take into account pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1997: expected volatility of 56.30%; risk-free interest rates of 5.82% to 5.95%; expected life of three to five years; and expected dividends of 1.2%. No stock options were granted under either of the plans in 1998.

                      United-Guardian, Inc. and Subsidiaries

                              December 31, 1998 and 1997

NOTE H (continued)

The following summarizes the stock option transactions under both Plans:

                                                        Weighted
                                                        average      Fair value
                                           Number       exercise      at date
              EISOP                     outstanding      price        of grant


Options outstanding, January 1, 1997       35,500        $3.99
     Granted                               22,200         2.06          $1.13
     Exercised                             (7,950)        2.28
     Surrendered/Expired                   (1,000)        5.00
                                           -------
Options outstanding, and exercisable
  December 31, 1997                        48,750         3.38
                                           -------
    Exercised                              (4,300)        2.06
                                           -------
Options outstanding, and exercisable
   at December 31, 1998                    44,450        $3.49
                                           =======

Available for grant, December 31, 1998     43,300
                                           =======

NSSOPD
------
Options outstanding, January 1, 1997       22,000        $2.82
     Granted                                8,000         2.06           $.83
     Exercised                             (6,000)        1.96
     Expired                               (2,000)        5.00
                                           ------
Options outstanding at December 31, 1997   22,000         2.58
                                           ------

     Expired                               (4,000)        5.00
     Exercised                             (2,000)        2.06
                                           ------
Options outstanding and exercisable
   at December 31, 1998                    16,000        $2.04
                                           ======

Available for grant December 31, 1998      72,000
                                           ======

                       United-Guardian, Inc. and Subsidiaries

                               December 31, 1998 and 1997

NOTE H (continued)

Summarized information about stock options outstanding under the two plans at December 31, 1998 is as follows:

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
 Range of        Number           Weighted       Weighted           Number         Weighted
 Exercise      Outstanding         Average        Average         Exercisable       Average
  Prices           at             Remaining      Exercise             at           Exercise
             December 31,1998    Contractual       Price        December 31,1998     Price
                                    Life

EISOP
-----
$1.88 - $2.13    22,700             7.41           $2.05            22,700           $2.05
$5.00            21,750             5.09            5.00            21,750            5.00
-------------    ------             ----           -----            ------           -----
$1.88 - $5.00    44,450             6.29           $3.49            44,450           $3.49

NSSOPD
--------
$1.88 - $2.13    16,000             2.06           $2.04            16,000           $2.04


                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997


NOTE I - RELATED PARTY TRANSACTION

     The Company has a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer (the
     "Insured"). On an annual basis the Company makes non-interest bearing advances of approximately $86,000 or 87% of the cost of a $1,500,000 life insurance policy, which is owned by a trust of which the Insured is the grantor and another officer, Kenneth H. Globus, is a beneficiary. Under a collateral assignment agreement the proceeds from the policy will first be paid to the Company to repay the advances it made. If the policy is terminated prior to the death of the Insured, the Company will be entitled to the cash surrender value of the policy at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the Insured. As of December 31, 1998 and 1997, advances of $348,161 and $261,559, respectively, are recorded in the Consolidated Balance Sheets under "Other Assets".


NOTE J - COMPREHENSIVE INCOME

     During 1998 the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net earnings or stockholders' equity. SFAS No. 130 requires unrealized gains or losses on marketable securities, which had been reported separately in stockholder's equity, to be included in accumulated other comprehensive (loss). Prior year financial statement have been reclassified to confirm to the requirements of SFAS No. 130.

     The components of comprehensive income are as follows:

                                             1998               1997
                                            ------             ------

       Net Income                        $ 1,013,537        $   824,246
       Change in unrealized (loss)
         on marketable securities               (330)              --
                                         ------------       -----------
       Comprehensive income              $ 1,013,207        $   824,246
                                         ============       ===========

     The  components  of  accumulated  other  comprehensive   (loss)  are
     unrealized losses on marketable securities of $330 and $0 at December 31, 1998 and 1997, respectively.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE K - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 1998 and 1997:

                                                        1998            1997
                                                     ----------      ----------
Numerator:

        Net earnings                                $1,013,537       $ 824,246

Denominator:

        Denominator for basic earnings
        per share ( weighted average shares)         4,880,343       4,832,783

        Effect of dilutive securities:
                Employee stock options                  24,244          19,858
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,904,587       4,852,641
                                                     =========       =========
Basic earnings per share                             $    0.21       $    0.17
                                                     =========       =========
Diluted earnings per share                           $    0.21       $    0.17
                                                     =========       =========

NOTE L - NATURE OF BUSINESS AND SEGMENT INFORMATION

     The Company has the  following  two  reportable  business  segments:
     Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

     The accounting polices used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 1998 and 1997.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE L (continued)

                                                     1998                                         1997
                                      ----------------------------------           ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN      TOTAL
                                    ------------  -----------   -----------       -----------   -----------  ----------
Earnings from external customers    $ 7,230,783   $ 1,538,955   $ 8,769,738       $ 6,964,060   $ 1,788,073  $ 8,752,133
Depreciation and amortization           483,030         -           483,030           266,181         -          266,181
Segment earnings (loss) before
  income taxes                        1,819,443      (103,934)    1,715,509         1,526,310       (45,308)   1,481,002

Segment assets                        2,659,964       591,550     3,251,514         2,650,668       772,401    3,423,069

Expenditure for segment assets           88,627          -           88,627           203,202         -          203,202


Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                          $ 1,715,509                                  $ 1,481,002
Other earnings                                                       96,943                                        6,987
Corporate headquarters expense                                     (166,238)                                    (161,123)
                                                                  ---------                                    ---------
Consolidated earnings before income taxes                       $ 1,646,214                                  $ 1,326,866

Assets
------
Total assets for reportable segments                            $ 3,251,514                                  $ 3,423,069
Corporate headquarters                                            3,542,819                                    2,702,777
                                                                  ---------                                    ---------
      Total consolidated assets                                 $ 6,794,333                                  $ 6,125,846
                                                                  =========                                    =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE L (continued)

Other Significant Items
-----------------------
                                                1998                                            1997
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals     Adjustments       Totals             Totals     Adjustments       Totals
                               ----------   -----------    ------------       -----------   -----------   ------------
Interest expense               $    -       $     523      $     523          $     -       $  31,505      $  31,505
Expenditures for assets          88,627       182,653        271,280             203,202       88,226        291,428
Depreciation and amortization   483,030       131,796        614,826             266,181      127,983        394,164

Geographic Information
----------------------
                                           1998                         1997
                                  ----------------------        ----------------------
                                    Revenues    Long-Lived       Revenues    Long-Lived
                                                  Assets                       Assets
                                   ----------   -----------     -----------   -----------
United States                     $ 4,911,053   $ 1,723,369     $ 4,988,716   $ 2,066,915
France                              1,219,667                     1,070,843
Other countries                     2,639,018                     2,692,574
                                    ---------     ---------       ---------     ---------
                                  $ 8,769,738   $ 1,723,369     $ 8,752,133   $ 2,066,915
                                    =========     =========       =========     =========
Major Customers
---------------
Customer A (Guardian)             $ 1,702,079                   $ 2,045,016
Customer B (Guardian)               1,146,414                       982,849
All other customers                 5,921,245                     5,724,268
                                    ---------                     ---------
                                  $ 8,769,738                   $ 8,752,133
                                    =========                     =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1998 and 1997

NOTE M - CONTINGENCIES

     While the Company has product claims arise from time to time in the ordinary course of its business, the Company is not currently involved in any material product claims. Historically, the settlement of such claims has not had a material adverse effect on the Company's financial position and results of operations.