Form 10QSB
period 1999-03-31
UNITED GUARDIAN INC
filed 1999-05-07
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  March 31, 1999
                                        ----------------

      TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934
         For the transition period from _________  to  _________

      Commission File Number   0-7855
                             ----------

                          UNITED-GUARDIAN, INC.
       ----------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

          Delaware                                11-1719724
--------------------------------        -----------------------------------
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

Yes   X       No
    -----        -----

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

Yes __________         No  _________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                               4,883,139
               -------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                 Page No.
                                                                 --------

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three Months Ended
                  March 31, 1999 and 1998                           2

         Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998            3-4

         Consolidated Statements of Cash Flows -
                  Three Months Ended
                  March 31, 1999 and 1998                           5

         Consolidated Notes to Financial Statements               6-8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9-10

Part II  Other Information                                          11

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------
                                               1999              1998
                                               ----              ----

Net sales                                 $  2,413,975       $ 2,388,899
                                            ----------        ----------
Costs and expenses:
     Cost of sales                           1,312,765         1,433,155
     Operating expenses                        483,129           493,399
                                            ----------        ----------
                                             1,795,894         1,926,554
                                            ----------        ----------
           Earnings from operations            618,081           462,345

Other income (expense):
     Interest expense                              (73)             (296)
     Investment income                          18,973            15,024
     Gain on sale of assets                       --               8,000
     Other                                         (45)              (15)
                                            ----------         ---------
           Earnings before income taxes        636,936           485,058

Provision for income taxes                     236,800           180,900
                                            ----------         ---------
           Net earnings                   $    400,136         $ 304,158
                                            ==========         =========
Earnings per common share
  (Basic and Diluted)                     $        .08         $     .06
                                            ==========         =========
Basic weighted average shares                4,883,139         4,878,470
                                            ==========         =========
Diluted weighted average shares              4,900,456         4,890,300
                                            ==========         =========

                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                               MARCH 31,       DECEMBER 31,
                                                 1999              1998
                                              ----------       -----------
                       ASSETS                 (UNAUDITED)
Current assets:
    Cash and cash equivalents               $  1,973,265     $  1,320,610
    Marketable securities                         81,750          604,314
    Accounts receivable
       (less allowance for doubtful
        accounts of $ 52,818 at
        March 31, 1999 and $52,894
        December 31, 1998)                     1,475,496        1,300,118
     Inventories                               1,089,657        1,150,132
     Prepaid expenses and other
          current assets                         185,142          169,786
     Deferred income taxes                       176,318          176,318
                                              ----------       ----------
              Total current assets             4,981,628        4,721,278
                                              ----------       ----------

Property, plant and equipment:
     Land                                         69,000           69,000
     Factory equipment and fixtures            2,407,936        2,407,200
     Building and improvements                 1,970,385        1,964,646
     Waste disposal plant                        133,532          133,532
                                              ----------       ----------
                                               4,580,853        4,574,378
      Less: Accumulated depreciation           3,104,211        3,041,694
                                              ----------       ----------
                                               1,476,642        1,532,684
                                              ----------       ----------

Other assets:
      Processes and patents, net                 177,724          190,685
      Split dollar life insurance                348,161          348,161
      Other                                        2,025            1,525
                                              ----------       ----------
                                                 527,910          540,371
                                              ----------       ----------
                                            $  6,986,180     $  6,794,333
                                              ==========       ==========




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,        DECEMBER 31,
                                               1999               1998
                                           ------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Dividends payable                   $      --           $   341,820
      Accounts payable                         263,755            317,973
      Accrued expenses and other               114,722            119,855
      Taxes payable                            200,816              5,524
      Current portion of long-term
         debt                                   10,048             10,000
                                           -----------        -----------
            Total current liabilities          589,341            795,172
                                           -----------        -----------

Long-term debt, net of current
     portion                                    13,651             16,229
                                           -----------        -----------

Deferred income taxes                           10,000             10,000
                                           -----------        -----------

Stockholders' equity:
   Common stock $.10 par value,
       authorized 10,000,000 shares;
       issued and outstanding,
       4,883,139 shares                        488,314            488,314
   Capital in excess of par value            3,330,874          3,330,874
   Accumulated other comprehensive
       (loss)                                     (210)              (330)
   Retained earnings                         2,554,210          2,154,074
                                            ----------        -----------
            Total stockholders' equity       6,373,188          5,972,932
                                            ----------        -----------
                                           $ 6,986,180        $ 6,794,333
                                            ==========        ===========




                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                          ---------
                                                     1999           1998
                                                     ----           ----
Cash flows from operating activities:
  Net earnings                                  $  400,136      $  304,158
  Adjustments to reconcile net earnings
     to net cash flows provided by
     operations:
         Depreciation and amortization              75,478         102,095
         Net gain on sale of equipment                --            (8,000)
         Provision for doubtful accounts               (76)           --
         Unrealized gain on marketable
            securities                                 120            --
        (Increase) decrease in assets:
            Accounts receivable                   (175,302)       (198,410)
            Inventories                             60,475          98,899
            Prepaid expenses and other assets      (15,856)        (96,295)
         Increase (decrease) in liabilities:
            Accounts payable                       (54,218)        (50,932)
            Accrued expenses and other             190,159         168,405
                                                  --------       ---------
        Net cash provided by operating
             activities                            480,916         319,920
                                                  --------       ---------

Cash flows from investing activities:
   Acquisition of property, plant and
      equipment                                     (6,475)       (29,798)
   Proceeds from the sale of equipment                --            8,000
   Purchase of marketable securities net              (509)        (3,782)
   Proceeds from marketable securites              523,073           --
                                                  --------       --------
        Net cash provided by (used in)
          investing activities                     516,089        (25,580)
                                                  --------       --------

Cash flows from financing activities:
   Principal payments on long-term debt             (2,530)          ---
   Proceeds from exercise of stock options            --            5,156
   Dividends paid                                 (341,820)      (292,610)
                                                  --------        -------
        Net cash used in financing
          activities                              (344,350)      (287,454)
                                                  --------        -------
Net increase in cash and cash equivalents          652,655          6,886

Cash and cash equivalents at beginning
  of period                                      1,320,610        822,596
                                                  --------       --------
Cash and cash equivalents at
  end of period                                $ 1,973,265      $ 829,482
                                                 =========      =========

                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1998 Annual Report.

         2. The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

         3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Cash payments for interest were $ 73 and $296 for the three months ended March 31, 1999 and March 31, 1998 respectively.

         Cash payments for income taxes were $41,508 and $86,566 and for the three months ended March 31, 1999 and March 31, 1998 respectively.

       4. Comprehensive Income

          The components of comprehensive income are as follows:

                                                      1999               1998
                                                    -------            -------
               Net income                        $  400,136         $  304,158
               Change in unrealized (loss) on
                  marketable securities                 120              --
                                                    -------            -------
               Comprehensive income              $  400,256         $  304,158

         The components of accumulated other comprehensive (loss) are unrealized losses on marketable securities of ($210) and $0 at March 31, 1999 and 1998 respectively.

       5. NATURE OF BUSINESS AND SEGMENT INFORMATION

         The Company has the following two reportable  business segments:
Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting polices used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 1998 annual report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three months ended March 31, 1999 and 1998.

                                                     1999                                         1998
                                      ----------------------------------           ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN      TOTAL
                                    ------------  -----------   -----------       -----------   -----------  ----------
Earnings from external customers    $ 1,981,825   $   462,150   $ 2,413,975       $ 2,001,359   $   387,540  $ 2,388,899
Depreciation and amortization            41,565         -            41,565            68,917         -           68,917
Segment earnings (loss) before
  income taxes                          654,979         5,971       660,950           590,866       (86,754)     504,112

Segment assets                        2,734,473       582,511     3,316,984         2,912,200       651,929    3,564,129

Expenditure for segment assets              736          -              736            10,590         -           10,590


Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                          $   660,950                                  $   504,112
Other earnings                                                       18,855                                       22,713
Corporate headquarters expense                                     ( 42,869)                                    ( 41,767)
                                                                  ---------                                    ---------
Consolidated earnings before income taxes                       $   636,936                                  $   485,058

Assets
------
Total assets for reportable segments                            $ 3,316,984                                  $ 3,564,129
Corporate headquarters                                            3,669,196                                    2,695,894
                                                                  ---------                                    ---------
      Total consolidated assets                                 $ 6,986,180                                  $ 6,260,023
                                                                  =========                                    =========

Other Significant Items
-----------------------
                                                1999                                            1998
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals     Adjustments       Totals             Totals     Adjustments       Totals
                               ----------   -----------    ------------       -----------   -----------   ------------
Interest expense               $    -       $      73      $      73          $     -       $     296      $     296
Expenditures for assets             736         5,739          6,475              10,590       19,208         29,798
Depreciation and amortization    41,565        33,913         75,478              68,917       33,178        102,095

Geographic Information
----------------------
                                           1999                         1998
                                  ----------------------        ----------------------
                                    Revenues    Long-Lived       Revenues    Long-Lived
                                                  Assets                       Assets
                                   ----------   -----------     -----------   -----------
United States                     $ 1,489,556   $ 1,654,367     $ 1,372,533   $ 1,994,618
France                                287,247                       383,069
Other countries                       637,172                       633,297
                                    ---------     ---------       ---------     ---------
                                  $ 2,413,975   $ 1,654,367     $ 2,388,899   $ 1,994,618
                                    =========     =========       =========     =========
Major Customers
---------------
Customer A (Guardian)             $   491,215                   $   487,586
Customer B (Guardian)                 260,269                       372,523
All other customers                 1,662,491                     1,528,790
                                    ---------                     ---------
                                  $ 2,413,975                   $ 2,388,899
                                    =========                     =========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         Net sales increased $25,076 (1%) for the three months ended March 31, 1999 as compared to the comparable period in 1998. The Guardian Laboratories division ("Guardian") had a sales decrease of $19,534 (1%) while the Eastern Chemical subsidiary ("Eastern") had a sales increase of $44,610 (11.5%). The decrease in Guardian's sales and the increase in Eastern's sales were mainly due to normal fluctuations in the purchasing patterns of its customers.

         Cost of sales as a percentage of net sales decreased from 60.0% for the three months ended March 31, 1998 to 54.4% in the comparable period in 1999. The decrease was mainly due to a $100,000 charge for a write-down in value of the Eastern inventory in the first quarter of 1998 and a lower cost for one of the Company's largest volume raw materials in 1999 compared to 1998.

         Operating expenses decreased $10,270 (2.1%) in the three months ended March 31, 1999 when compared to the comparable period in 1998. This decrease was mainly due to a decrease in amortization of the Sonarite technology, which was fully amortized in 1998.

         Investment income increased $3,949 (26.3%) for the three months ended March 31, 1999 when compared to the comparable period in 1998. This increase is primarily due to an increase in short-term invested balances.

         The Company realized a gain on sale of assets amounting to $8,000 for the three months ended March 31, 1998. There was no gain or loss from the sale of assets for the comparable period in 1999.

         The provision for income taxes increased from $180,900 for the three months ended March 31, 1998 to $236,800 for the comparable period in 1999. This increase is mainly due to the increase in earnings before income taxes of $151,878 (31.3%) between years. The Company's effective rate of 37% remained unchanged for both periods.

Liquidity and Capital Resources

         Working capital increased from $3,926,106 at December 31, 1998 to $4,392,287 at March 31, 1999. The current ratio increased from 5.9 to 1 at December 31, 1998 to 8.5 to 1 at March 31, 1999. The increase in working capital is primarily due to increases in cash provided by operations. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements and its need for capital expenditures.

         Cash flows from operating activities increased $160,996 (50.3%) for the three months ended March 31, 1999 when compared to the comparable period in 1998. This increase is mainly due to the increased earnings in 1999 as compared to 1998.

         Cash flows from investing activities increased $541,669 for the three months ended March 31, 1999 when compared to the comparable period in 1998. This increase is mainly due to proceeds from marketable securities.

         Cash flows from financing activities decreased $56,896 (19.8%) in the three months ended March 31, 1999 when compared to the comparable period in 1998. This decrease is primarily due to the increase in cash dividends paid.

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

         The Registrant is not aware of any problems that its customers or suppliers may have in regard to the Y2K issue. Registrant does not at the present time conduct any direct data transfer with any of its customers or suppliers that would be affected by their failure to be Y2K compliant, and has no reason to believe that any Y2K compliance problems that any of its suppliers or customers might have will have any material adverse impact on the Registrant. The Registrant is in the process of trying to obtain second sources of supply for as many of its raw materials as possible before the end of 1999, and believes that it currently has enough alternative suppliers for its key products that it will not be materially affected by the failure of one or more of its current raw material suppliers to become Y2K compliant. In March, 1999 the Registrant requested information on Y2K compliance from those suppliers and customers with which it considers itself to have a material relationship and where their failure to attain Y2K compliance could have a material impact on the Registrant. Registrant had requested that responses be submitted by March 31, 1999, and to date has received most of the responses. All of those customer and vendors that have responded to date have indicated that Y2K compliance either has already been achieved or will be achieved by June 30, 1999.

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

Date:  May 7, 1999