Form 10QSB
period 1999-06-30
UNITED GUARDIAN INC
filed 1999-08-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended     June 30, 1999
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares  outstanding  of each of the issuer's
classes of common equity, as of     June 30, 1999
                                 -------------------

                              4,883,139
-------------------------------------------------------------------------

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Six Months Ended
                  June 30, 1999 and 1998                               2

         Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                  3-4

         Consolidated Statements of Cash Flows -
                  Six Months Ended
                  June 30, 1999 and 1998                               5

         Consolidated Notes to Financial Statements                    6-8

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           9-12

Part II. Other Information                                             12

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                            SIX MONTHS ENDED           THREE MONTHS ENDED
                                JUNE 30,                     JUNE  30,
                            1999         1998          1999          1998
                            ----         ----          ----          ----
Revenue:
  Net sales            $ 4,966,017  $ 4,499,595    $ 2,552,042  $  2,110,696
                         ---------    ---------      ---------     ---------
Costs and expenses:
  Cost of sales          2,618,772    2,623,760      1,306,007     1,190,605
  Operating expenses     1,047,141      973,838        564,012       480,439
                         ---------    ---------      ---------     ---------
                         3,665,913    3,597,598      1,870,019     1,671,044
                         ---------    ---------      ---------     ---------
      Earnings from
         operations      1,300,104      901,997        682,023       439,652

Other income (expense):
  Interest expense             (73)        (296)           -             -
  Investment Income         42,261       27,152         23,288        12,143
  Gain on sale of assets       -         28,000            -          20,000
  Other                        (72)         (15)           (27)          (15)
                          ---------    ---------      ---------     --------
        Earnings before
         income taxes    1,342,220      956,838        705,284       471,780


Provision for
   income taxes            500,600      363,200        263,800       182,300
                         ---------    ---------      ---------     ---------

      Net earnings     $   841,620  $   593,638    $   441,484  $    289,480
                         =========    =========      =========     =========
Earnings per common
   share - Basic and
   Diluted             $      0.17  $      0.12    $      0.09  $       0.06
                         =========    =========      =========     =========

Basic weighted average
   shares                4,883,139    4,878,929      4,883,139     4,880,243
                         =========    =========      =========     =========
Diluted weighted
   average shares        4,900,646    4,906,147      4,900,835     4,908,874
                         =========    =========      =========     =========



                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30         DECEMBER 31
                                                1999               1998
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $    1,444,448      $    1,320,610
    Investments - marketable securities      1,102,955             604,314
    Accounts receivable
         (less allowance for doubtful
          accounts of $52,434 at
          June 30, 1999 and $52,894
          December 31, 1998)                 1,484,341           1,300,118
     Inventories                             1,024,236           1,150,132
     Prepaid expenses and other
          current assets                       180,807             169,786
     Deferred income taxes                     176,318             176,318
                                           -----------         -----------
              Total current assets           5,413,105           4,721,278
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,414,120           2,407,200
     Building and improvements               1,972,577           1,964,646
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,589,229           4,574,378
      Less: Accumulated depreciation         3,167,619           3,041,694
                                           -----------         -----------
                                             1,421,610           1,532,684
                                           -----------         -----------
Other assets:
      Processes and patents, net               164,763             190,685
      Split dollar life insurance              348,161             348,161
      Other                                      2,025               1,525
                                           -----------         -----------
                                               514,949             540,371
                                           -----------         -----------
                                        $    7,349,664      $    6,794,333
                                           ===========         ===========



                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             JUNE 30,          DECEMBER 31,
                                               1999                1998
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Accounts payable                        $  191,646          $  317,973
   Dividends payable                            ---               341,820
   Accrued expense and other                  211,338             119,733
   Taxes payable                               97,002               5,524
   Current portion of long-term
      debt                                     10,048              10,000
                                            ---------           ---------
         Total current liabilities            510,034             795,050
                                            ---------           ---------
Long-term debt, net of current
   portion                                     11,048              16,229
                                            ---------           ---------
Deferred income taxes                          10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized 10,000,000 shares,
      issued and outstanding
       4,883,139                              488,314             488,314
   Capital in excess of par value           3,330,874           3,330,874
   Accumulated other comprehensive
       income(loss)                             3,700                (208)
   Retained earnings                        2,995,694           2,154,074
                                            ---------           ---------
         Total stockholders' equity         6,818,582           5,973,054
                                            ---------           ---------
                                         $  7,349,664        $  6,794,333
                                            =========           =========





                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                            JUNE 30,
                                                            --------
                                                      1999            1998
                                                    -------         -------

Cash flows provided by operating activities:
  Net earnings                                  $   841,620    $    593,638
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                 151,847         204,189
      Gain on sale of equipment                        -            (28,000)
      Provision for doubtful accounts                  (460)           -
      (Increase) decrease in assets:
         Accounts receivable                       (183,763)       (158,121)
         Inventories                                125,896         126,174
         Prepaid expense and other assets           (11,521)        (80,809)
      Increase (decrease) in liabilities:
         Accounts payable                          (126,327)       (103,955)
         Accrued expenses and other,
            and taxes payable                       180,788        (108,792)
                                                   --------        --------
      Net cash provided by operating activities     978,080         444,324
                                                   --------        --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment     (14,851)        (91,081)
   Proceeds from the sale of equipment                 -             28,000
   Purchase of marketable securities - net         (517,292)       (155,371)
   Proceeds from sale of marketable securities       24,854            -
                                                   --------        --------
      Net cash (used in) investing activities      (507,289)       (218,452)
                                                   --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt              (5,133)           -
   Proceeds from exercise of stock options             -              9,075
   Dividends Paid                                  (341,820)       (292,610)
                                                   --------        --------
     Net cash (used in) financing activities       (346,953)       (283,535)
                                                   --------        --------

Net increase in cash and cash
  equivalents                                       123,838         (57,663)

Cash and cash equivalents at beginning
  of period                                       1,320,610         822,596
                                                  ---------        --------
Cash and cash equivalents at end of period      $ 1,444,448    $    724,933
                                                  =========        ========


                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


          1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 1998 Annual Report to Shareholders.

          2. The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

          3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

             Cash payments for interest were $73 and $296 for the six months ended June 30, 1999 and 1998 respectively.

             Cash payments for taxes were $883,368 and $431,642 for the six months ended June 30, 1999 and 1998 respectively.


        4. Comprehensive Income

           The components of comprehensive income are as follows:

                                                     1999             1998
                                                    -------          -------
                Net income                        $ 841,620        $ 593,638
                                                    -------          -------
                Other Comprehensive Income
                   Unrealized gain on
                     marketable securities            5,873             -
                                                    -------          -------
                Net unrealized gains                  5,873             -
                                                    -------          -------
                Income tax expense on
                  comprehensive income                2,173             -
                                                    -------          -------
                Other comprehensive income            3,700             -
                                                    -------          -------
                Comprehensive income              $ 845,320        $ 593,638
                                                    =======          =======


         The component of accumulated other comprehensive gains are unrealized gains on marketable securities.

         5. The Company has the following two reportable business segments: Guardian laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 1998 annual report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the six months ended June 30, 1999 and 1998. All balance sheet disclosures are as of June 30, 1999 and June 30, 1998.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                                     1999                                           1998
                                     ------------------------------------           ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL           GUARDAIN       EASTERN         TOTAL
                                   ------------   ------------   -----------      ------------   ------------   -----------
Earnings from external customers   $ 4,109,308    $   856,709    $ 4,966,017      $ 3,715,025    $   784,570    $ 4,499,595
Depreciation and amortization           83,180           -            83,180           69,144           -            69,144
Segment earnings (loss before
  income taxes)                      1,366,608          20,272     1,386,880        1,135,972        (81,508)     1,054,464

Segment assets                       2,291,795         515,283     3,207,078        2,814,382        600,435      3,414,817

Expenditures for segment assets          1,816            -            1,816           39,430           -            39,430

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                             1,386,880                                      1,054,464
Other earnings                                                        42,116                                         54,841
Corporate headquarters expense                                       (86,776)                                      (152,467)
                                                                 -----------                                    -----------
Consolidated earnings before income
   taxes                                                           1,342,220                                        956,838

Assets
------
Total assets for reportable segments                               3,207,078                                      3,414,817
Corporate headquarters                                             4,142,586                                      2,808,385
                                                                 -----------                                    -----------
      Total consolidated assets                                  $ 7,349,664                                    $ 6,223,202
                                                                 ===========                                    ===========

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Other significant items
-----------------------
                                                     1999                                           1998
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals      Adjustments       Totals              Totals      Adjustments       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                    $    -        $       73     $        73        $      -      $        296     $        296
Expenditures for assets                 1,816         13,035          14,851             39,430         51,651           91,081
Depreciation and amortization          83,180         68,667         151,847             69,144        135,045          204,189

Geographic Information
----------------------
                                                       1999                                1998
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,951,333   $    1,586,373        $ 2,538,577    $   1,953,805
France                                         658,023                             583,020
Other countries                              1,356,661                           1,377,998
                                           -----------    -------------        -----------    -------------
                                           $ 4,966,017   $    1,586,373        $ 4,499,595    $   1,953,805
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)                      $ 1,070,451                        $    832,799
Customer B (Guardian)                          612,594                             550,946
All other customers                          3,282,972                           3,115,850
                                           -----------                        ------------
                                           $ 4,966,017                        $  4,499,595
                                           ===========                        ============

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         Net sales increased $466,422 (10.4%) for the six months ended June 30, 1999 compared to the comparable period in 1998. The Guardian Laboratories division ("Guardian") had a sales increase of $394,283 (10.6%) while the Eastern Chemical subsidiary ("Eastern") had a sales increase of $72,139 (9.2%).

         For the three month period ended June 30, 1999, revenue increased $441,346 (20.9%) over the comparable period in 1998. Guardian sales increased $413,817 (24.1%), while Eastern sales increased $27,529 (6.9%).

         The Guardian increases were mainly due to (a) an increase in the Company's sales into Asia; and (b) the expansion of the Company's overall sales in both the United-States and overseas markets through the efforts of its outside agents and distributors. The Eastern sales increases were due to normal fluctuations in purchasing patterns of customers.

         Cost of sales
         -------------

         Cost of sales as a percentage of sales decreased to 52.7% for the six months ended June 30, 1999 from 58.3% for the comparable period ended June 30, 1998. For the three month period ended June 30, 1999 compared to the three month period June 30, 1998 the cost of sales as a percentage of sales decreased to 51.2% from 56.4%. The decreases were mainly due to a $100,000 charge for a write-down in value of the Eastern inventory in the first quarter of 1998, lower cost for one of the Company's largest volume raw materials throughout 1999 as compared to 1998, and the absorption of plant fixed costs by higher revenue in the second quarter of 1999.

         Operating expenses increased $73,303 (7.5%) in the six months ended June 30, 1999 compared to the comparable period in 1998. For the three months ended June 30, 1999 operating expenses increased $83,573 (17.4%) over the comparable period in 1998. These increases were primarily due to the payment in the second quarter of 1999 of employee bonuses in accordance with a new company-wide employee bonus program that was implemented in the second quarter of 1999. The program calls for the payment once a year of a bonus to all qualifying employees when the Compensation Committee of the Board of Directors determines that operating results are sufficient to do so.

         Gain on Sale of Assets
         ----------------------

         There were no gains realized on the sale of assets during the six and three month periods ended June 30, 1999. During the six and three month periods ended June 30, 1998 the Company realized gains on the sale of assets of $28,000 and $20,000 respectively

         Investment income
         ---------------

         Investment Income increased $15,109 (55.6%) for the six months ended June 30, 1999 when compared to the comparable period in 1998, and $11,145 (91.8%) for the three months ended June 30, 1999 when compared to the comparable period in 1998. These increases are primarily due to an increase in short term invested balances.


         Provision for income taxes
         --------------------------

         The provision for income taxes increased $137,400 (37.8%) for the six months ended June 30, 1999 when compared to the comparable period in 1998, and $81,500 (44.7%) for the three months ended June 30, 1999 when compared to the comparable period in 1998. These increases are due to increased earnings before taxes of $385,382 for the six months ended June 30, 1999 and $233,504 for the three months ended June 30, 1999.


LIQUIDITY AND CAPITAL RESOURCES

             Working capital increased from $3,926,228 at December 31, 1998 to $4,903,071 at June 30, 1999. The current ratio increased from 5.9 to 1 at December 31, 1998 to 10.6 to 1 at June 30, 1999. The Company has no commitments for any further significant capital expenditures during the remainder of 1999, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows from operating activities increased $533,756 (120.1%) for the six months ended June 30, 1999 when compared the comparable period in 1998. This increase relates to the increase in earnings and additional provision for accrued taxes and expenses in 1999.

         Cash flows from investing activities decreased $288,837 (132.2%) in the six months ended June 30, 1999 when compared to the comparable period in 1998. This decrease is mainly due additional investments in marketable securities.

         Cash flows from financing activities decreased $63,418 (22.4%) in the six months ended June 30, 1999 when compared to the comparable period in 1998. This decrease is mainly due to the increase in cash dividends paid in 1999 when compared to 1998.

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

         The Registrant is not aware of any problems that its customers or suppliers may have in regard to the Y2K issue. Registrant does not at the present time conduct any direct data transfer with any of its customers or suppliers that would be affected by their failure to be Y2K compliant, and has no reason to believe that any Y2K compliance problems that any of its suppliers or customers might have will have any material adverse impact on the Registrant. In March, 1999 the Registrant requested information on Y2K compliance from those suppliers and customers with which it considers itself to have a material relationship and where their failure to attain Y2K compliance could have a material impact on the Registrant. To date the Registrant has received responses from all of its major customers and suppliers, as well as most of the other less significant customers and suppliers it contacted, and all have indicated that they either are already Y2K compliant, or will be by the end of the year. The Registrant is also involved in a contiuing effort secure second sources of supply for as many of its raw materials as possible before the end of 1999, and believes that it currently has enough alternative suppliers for its key products that it will not be materially adversely affected by the failure of one or more of its current raw material suppliers to become Y2K compliant.

         Registrant has investigated its key non-information technology systems for Y2K compliance and has determined that they are either already Y2K compliant or will be so by the end of the year without material expense to the Registrant. The following material non-information technology system providers have already given the Registrant assurances that the systems or services they provide are Y2K compliant: Registrant's primary bank; the companies that handle Registrant's payroll, security system, and telephone system; and the
Registrant's   registrar  and  stock  transfer  agent.

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


Date:  August 12, 1999