Form 10QSB
period 1999-09-30
UNITED GUARDIAN INC
filed 1999-11-10
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended   September 30, 1999
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 1999
                                 -------------------

                              4,889,139
-------------------------------------------------------------------------

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Nine Months Ended
                  September 30, 1999 and 1998                          2

         Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998             3-4

         Consolidated Statements of Cash Flows -
                  Nine Months Ended
                  September 30, 1999 and 1998                          5

         Consolidated Notes to Financial Statements                    6-8

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           9-12

Part II. Other Information                                             12

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                            NINE MONTHS ENDED         THREE MONTHS ENDED
                              September 30,              September  30,
                            1999         1998          1999          1998
                            ----         ----          ----          ----
Revenue:
  Net sales            $ 7,093,503  $ 6,605,874    $ 2,127,486  $  2,106,279
                         ---------    ---------      ---------     ---------
Costs and expenses:
  Cost of sales          3,786,891    3,848,171      1,168,119     1,224,411
  Operating expenses     1,541,776    1,446,513        494,635       472,675
                         ---------    ---------      ---------     ---------
                         5,328,667    5,294,684      1,662,754     1,697,086
                         ---------    ---------      ---------     ---------
      Earnings from
         operations      1,764,836    1,311,190        464,732       409,193

Other income (expense):
  Interest expense            (327)        (391)          (254)          (95)
  Investment Income         62,311       36,435         20,050         9,283
  Gain on sale of assets       -         28,000            -             -
  Other                        (72)         (15)           -             -
                          ---------    ---------      ---------     --------
        Earnings before
         income taxes    1,826,748    1,375,219        484,528       418,381


Provision for
   income taxes            681,400      522,500        180,800       159,300
                         ---------    ---------      ---------     ---------

      Net earnings     $ 1,145,348  $   852,719    $   303,728  $    259,081
                         =========    =========      =========     =========
Earnings per common
   share - Basic and
   Diluted             $      0.23  $      0.17    $      0.06  $       0.05
                         =========    =========      =========     =========
Basic weighted average
   shares                4,884,568    4,879,769      4,887,378     4,881,422
                         =========    =========      =========     =========
Diluted weighted
   average shares        4,902,309    4,901,604      4,905,588     4,892,493
                         =========    =========      =========     =========



                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30        DECEMBER 31
                                                1999               1998
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $    1,842,444      $    1,320,610
    Investments - marketable securities      1,088,173             604,314
    Accounts receivable
         (less allowance for doubtful
          accounts of $52,434 at
          September 30,1999 and $52,894
          December 31, 1998)                 1,144,867           1,300,118
     Inventories                             1,169,110           1,150,132
     Prepaid expenses and other
          current assets                       189,595             169,786
     Deferred income taxes                     176,318             176,318
                                           -----------         -----------
              Total current assets           5,610,507           4,721,278
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,469,892           2,407,200
     Building and improvements               1,977,922           1,964,646
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,650,346           4,574,378
      Less: Accumulated depreciation         3,244,633           3,041,694
                                           -----------         -----------
                                             1,405,713           1,532,684
                                           -----------         -----------
Other assets:
      Processes and patents, net               151,801             190,685
      Split dollar life insurance              348,161             348,161
      Other                                      1,000               1,525
                                           -----------         -----------
                                               500,962             540,371
                                           -----------         -----------
                                        $    7,517,182      $    6,794,333
                                           ===========         ===========



                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30       DECEMBER 31,
                                               1999                1998
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Accounts payable                        $  194,106          $  317,973
   Dividends payable                            ---               341,820
   Accrued expense and other                  162,610             119,855
   Taxes payable                                4,391               5,524
   Current portion of long-term
      debt                                     10,144              10,000
                                            ---------           ---------
         Total current liabilities            371,251             795,172
                                            ---------           ---------
Long-term debt, net of current
   portion                                      8,602              16,229
                                            ---------           ---------
Deferred income taxes                          10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized 10,000,000 shares,
      issued and outstanding
       4,889,139 and 4,883,139 shares         488,914             488,314
   Capital in excess of par value           3,343,024           3,330,874
   Accumulated other comprehensive
       loss                                    (4,031)               (330)
   Retained earnings                        3,299,422           2,154,074
                                            ---------           ---------
         Total stockholders' equity         7,127,329           5,972,932
                                            ---------           ---------
                                         $  7,517,182        $  6,794,333
                                            =========           =========





                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                            NINE MONTHS ENDED
                                                          September 30,
                                                         -------------
                                                      1999            1998
                                                    -------         -------

Cash flows provided by operating activities:
  Net earnings                                  $ 1,145,348    $    852,719
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                 241,823         308,788
      Gain on sale of equipment                        -            (28,000)
      Loss on sale of marketable securites            3,214            --
      Provision for doubtful accounts                  (460)         19,958
      Provision for inventory obsolescence           10,000         115,000
     (Increase) decrease in assets:
         Accounts receivable                        155,711        (134,677)
         Inventories                                (28,978)         68,122
         Prepaid expense and other assets           (19,284)        (57,907)
      Increase (decrease) in liabilities:
         Accounts payable                          (123,867)       (107,055)
         Accrued expenses and other,
            and taxes payable                        44,022        (113,715)
                                                   --------        --------
      Net cash provided by operating activities   1,427,529         923,243
                                                   --------        --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment     (75,968)       (197,538)
   Proceeds from the sale of equipment                 -             28,000
   Purchase of marketable securities - net         (518,028)       (150,090)
   Proceeds from sale of marketable securities       24,854            -
                                                   --------        --------
      Net cash (used in) investing activities      (569,142)       (319,628)
                                                   --------        --------
Cash flows from financing activities:
   Proceeds from installment note                      -             30,339
   Principal payments on long-term debt              (7,483)         (1,640)
   Proceeds from exercise of stock options           12,750           9,900
   Dividends Paid                                  (341,820)       (292,610)
                                                   --------        --------
     Net cash (used in) financing activities       (336,553)       (254,011)
                                                   --------        --------

Net increase in cash and cash
  equivalents                                       521,834         349,604

Cash and cash equivalents at beginning
  of period                                       1,320,610         822,596
                                                  ---------        --------
Cash and cash equivalents at end of period      $ 1,842,444    $  1,172,200
                                                  =========        ========


                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,1999 and the results of operations for the three and nine months ended September 30,1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 1998 Annual Report to Shareholders.

         2. The results of operations for the three and nine months ended September 30,1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

         3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

            Cash payments for interest were $327 and $391 for the nine months ended September 30,1999 and 1998 respectively.

            Cash payments for taxes were $680,199 and $602,107 for the nine months ended September 30, 1999 and 1998 respectively.


         4. Comprehensive Income

            The components of comprehensive income are as follows:

                                                     1999             1998
                                                  ---------          -------
                Net income                       $1,145,348        $ 852,719
                                                  ---------          -------
                Other Comprehensive Income
                   Unrealized loss on
                     marketable securities           (6,431)            -
                                                    -------          -------
                Net unrealized loss                  (6,431)            -
                                                    -------          -------
                Income tax benefit on
                  comprehensive loss                 (2,400)            -
                                                    -------          -------
                Other comprehensive loss             (4,031)            -
                                                    -------          -------
                Comprehensive income             $1,141,317        $ 852,719
                                                  =========          =======


         The component of accumulated other comprehensive losses are unrealized losses on marketable securities.

         5. The Company has the following two reportable business segments: Guardian laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 1998 annual report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the nine months ended September 30, 1999 and 1998. All balance sheet disclosures are as of September 30, 1999 and December 31, 1998.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                                     1999                                           1998
                                     ------------------------------------           ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL           GUARDAIN       EASTERN         TOTAL
                                   ------------   ------------   -----------      ------------   ------------   -----------
Revenues  from external customers   $ 5,704,723    $ 1,388,780    $ 7,093,503      $ 5,437,402    $ 1,168,472    $ 6,605,874
Depreciation and amortization           136,605          -            136,605          209,688           -           209,688
Segment earnings (loss before
  income taxes)                       1,808,389         89,336      1,897,725        1,499,168        (62,828)     1,436,340
Segment assets                        2,336,162        594,017      2,930,179        2,709,715        577,165      3,286,880
Expenditures for segment assets          36,718                        36,718           64,492           -            64,492

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                               1,897,725                                      1,436,340
Other earnings                                                          61,912                                         64,029
Corporate headquarters expense                                        (132,889)                                      (125,150)
                                                                    -----------                                    -----------
Consolidated earnings before income
   taxes                                                             1,826,748                                      1,375,219

Assets
------
Total assets for reportable segments                                 2,930,179                                      3,286,880
Corporate headquarters                                               4,587,003                                      3,216,904
                                                                    -----------                                    -----------
      Total consolidated assets                                     $7,517,182                                    $ 6,503,784
                                                                    ===========                                    ===========

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Other significant items
-----------------------
                                                     1999                                           1998
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals      Adjustments       Totals              Totals      Adjustments       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                    $    -        $      327     $       327        $      -      $        391     $        391
Expenditures for assets                36,718         39,250          75,968             64,492        133,046          197,538
Depreciation and amortization         136,605        105,218         241,823            209,688         99,100          308,788

Geographic Information
----------------------
                                                       1999                                1998
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 3,384,935    $  1,557,513         $ 3,757,434    $  1,955,665
France                                         831,507                             807,243
Other countries                              2,877,061                           2,041,197
                                           -----------    -------------        -----------    -------------
                                           $ 7,093,503    $  1,557,513         $ 6,605,874    $  1,955,665
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)                      $ 1,508,940                         $ 1,347,409
Customer B (Guardian)                          777,342                             760,738
All other customers                          4,807,221                           4,497,727
                                           -----------                         -----------
                                           $ 7,093,503                         $ 6,605,874
                                           ===========                         ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         For the nine month period ended September 30, 1999 net sales increased $487,629 (7.4%) versus the comparable period in 1998. The Guardian Laboratories division ("Guardian") had a sales increase of $267,321 (4.9%) while the Eastern Chemical subsidiary ("Eastern") had a sales increase of $220,308 (18.9%). The Guardian increases were mainly due to (a) an increase in the Company's sales into Asia; and (b) the expansion of the Company's overall sales in both the United-States and overseas markets through the efforts of its outside agents and distributors. The Eastern sales increases were due to normal fluctuations in the purchasing patterns of customers.

         For the three month period ended September 30, 1999 revenue increased $21,207 (1.0%) over the comparable period in 1998. Guardian sales decreased $126,962 (7.4%), while Eastern sales increased $148,169 (38.6%). Both the sales decrease of Guardian and the sales increase of Eastern were due to the timing of orders and the normal fluctuations in purchasing patterns of customers.


         Cost of sales
         -------------

         Cost of sales as a percentage of sales decreased to 53.4% for the nine months ended September 30, 1999 from 58.3% for the comparable period ended September 30, 1998. For the three month period ended September 30,1999 compared to the three month period September 30,1998 the cost of sales as a percentage of sales decreased to 54.9% from 58.1%. The decreases were mainly due to a $100,000 charge for a write-down in value of the Eastern inventory in the first quarter of 1998, lower cost for one of the Company's largest volume raw materials throughout 1999 as compared to 1998, and the absorption of plant fixed costs by higher revenue in the second quarter in 1999.

         Operating expenses increased $95,263 (6.6%) in the nine months ended September 30,1999 compared to the comparable period in 1998. For the three months ended September 30,1999 operating expenses increased $21,960 (4.6%) over the comparable period in 1998. The increase for the nine month period was primarily due to the payment in the second quarter of 1999 of employee bonuses in accordance with a new company-wide employee bonus program that was implemented in the second quarter of 1999. The program calls for the payment once a year of a bonus to all qualifying employees when the Compensation Committee of the Board of Directors determines that operating results are sufficient to do so. The increase for the three month period was primarily due to fees under a new consulting agreement for product development and marketing.

         Gain on Sale of Assets
         ----------------------

         There were no gains realized on the sale of assets during the nine and three month periods ended September 30, 1999. During the nine month period ended September 30, 1998 the Company realized gains on the sale of assets of $28,000.

         Investment income
         ---------------

         Investment Income increased $25,876 (71.0%) for the nine months ended September 30, 1999 when compared to the comparable period in 1998, and $10,767 (116.0%) for the three months ended September 30, 1999 when compared to the comparable period in 1998. These increases are primarily due to an increase in short term invested balances.


         Provision for income taxes
         --------------------------

         The provision for income taxes increased $158,900 (30.4%) for the nine months ended September 30,1999 when compared to the comparable period in 1998, and $21,500 (13.5%) for the three months ended September 30,1999 when compared to the comparable period in 1998. These increases are due to increased earnings before taxes of $451,529 (32.8) for the nine months ended September 30,1999 and $66,147 (15.8%)for the three months ended September 30,1999.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $3,926,228 at December 31, 1998 to $5,239,256 at September 30, 1999. The current ratio increased from 5.9 to 1 at December 31, 1998 to 15.1 to 1 at September 30, 1999. The Company has no commitments for any further significant capital expenditures during the remainder of 1999, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows from operating activities increased $504,286 (54.6%) for the nine months ended September 30, 1999 when compared the comparable period in 1998. This increase relates to the increase in earnings and additional provision for accrued taxes and expenses in 1999.

         Cash flows from investing activities decreased $249,514 (78.1%) in the nine months ended September 30,1999 when compared to the comparable period in 1998. This decrease is mainly due to additional investments in marketable securities.

         Cash flows from financing activities decreased $82,542 (32.5%) in the nine months ended September 30,1999 when compared to the comparable period in 1998. This decrease is mainly due to the increase in cash dividends paid in 1999 when compared to 1998.

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


Date: November 10, 1999