Form 10KSB
period 1999-12-31
UNITED GUARDIAN INC
filed 2000-03-27
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                               FORM 1O-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 1999.

                                    OR

| |   TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

                      Commission file number 0-7855
                                              ------

                            UNITED-GUARDIAN, INC.
                            ---------------------
                (Name of small business issuer in its charter)

             Delaware                               11-1719724
------------------------------------    -----------------------------------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

  230 Marcus Blvd., Hauppauge, NY                    11788
---------------------------------                 -----------
(Address or principal executive offices)          (Zip Code)

Issuer's telephone number, including area code: (631) 273-0900
                                                --------------

Securities registered pursuant to Section l2(b) of the Exchange Act:

    Title of each class         Name of each exchange on which registered
----------------------------    ------------------------------------------

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

         Indicate by check mark if there is no disclosure herein of delinquent filers pursuant to Item 405 of Regulation S-B, and if, to the best of registrant's knowledge, no disclosure will be contained in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

         The Registrant's revenues for the fiscal year ended December 31, 1999 were $9,136,733.

         On March 9, 2000 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $15,454,206. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant are affiliates of the Registrant and no person, other than Alfred R. Globus, is an affiliate by virtue of his stockholdings. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

         On March 9, 2000 the Registrant had issued and outstanding 4,889,939 shares of Common Stock, $.10 par value per share ("Common Stock").

         Transitional  Small Business  Disclosure Format (check one):
Yes |_| No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain information required by Part III (portions of Item 9, as well as Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "2000 Proxy Statement") in connection with its 2000 annual meeting of stockholders, which is to be filed no later than April 21, 2000 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

















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

                                  PART I

Item 1.  Description of Business.
         -----------------------

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

         The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are Registrant's LUBRAJEL(R) line of cosmetic ingredients, which accounted for approximately 50% of the Registrant's sales in 1999, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 17% of the Registrant's sales in 1999. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

         (2) Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Registrant, distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. Since the Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Registrant believes has greater growth potential, the Registrant is exploring the possibility of selling Eastern. Registrant believes that if Eastern is sold, the loss of revenue from that subsidiary will be more than made up for by increased revenue from the Guardian division over the next few years.

(b)      Narrative Description of Business

         Guardian Laboratories Division

         Guardian conducts research, product development, manufacturing and marketing of many different personal care products, pharmaceuticals, medical devices, health care products, cosmetic bases, and proprietary specialty chemical products, all of which are developed by the Registrant, and many of which have unique properties. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Guardian's proprietary cosmetic and specialty chemical products are sold through marketing partners and distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are sold to end users primarily through drug wholesalers and surgical supply houses. There are also direct sales to the Veteran's Administration and other government agencies, and to some hospitals and physicians.

         During 1999, Guardian's sales accounted for approximately 80% of Registrant's total product sales.

         Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 1999 sales from these two product lines accounted for approximately 83% of Guardian's sales, and 67% of the sales of the Registrant as a whole.

         LUBRAJEL

         LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on prelubricated enema tips and thermometers, and as a lubricant for catheters. During 1999, sales of LUBRAJEL products increased by 3% compared with 1998. During 1999, sales of LUBRAJEL products represented 62% of Guardian's sales and 50% of the sales of the Registrant as a whole.

         Revenue from the sale of the Registrant's LUBRAJEL products increased compared with the previous year as a result of greater marketing success on the part of Registrant's marketing partners. The most important product in the LUBRAJEL line in 1999 was LUBRAJEL CG (the original form of LUBRAJEL), which increased in sales from $1,246,522 in 1998 to $1,623,778 in 1999, an increase of 30%. This increase was attributable to increases in volume and not a result of price increases.

         As a result of the continuing efforts of its marketing partners and distributors Registrant believes that LUBRAJEL sales will continue to increase in 2000 in the United States, Asia, and Europe. These sales increases may be offset somewhat by continuing competition from products introduced by Registrant's competitors. Despite this competition Registrant still believes that there will be an overall increase in sales, but that extent of the increase will be dependent on the ability of Registrant's marketing partners to continue to bring in new customers. Registrant believes that LUBRAJEL'S reputation for quality and customer service will enable it to continue to compete effectively in the marketplace.

         RENACIDIN

         RENACIDIN is a urological prescription drug used to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use 10% sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. Sales of RENACIDIN IRRIGATION in 1999 accounted for 21% of Guardian's sales and 17% of the sales of the Registrant as a whole. Sales of RENACIDIN IRRIGATION decreased 11% from $1,728,279 in 1998 to $1,540,216 in 1999.
Registrant believes that this decrease was the result of normal fluctuations in buying patterns of customers, and that it is too soon to determine whether this indicates a real decline in the use of the product by end users. On October 9, 1990, the Patent Office issued to the Registrant a patent covering the method of manufacturing RENACIDIN IRRIGATION.

         Other Products

         Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 1999 are as follows:

         CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent. In late 1998 the Registrant entered into a marketing agreement with VascA, Inc. for sale of the product as an adjunct to VascA's subcutaneous kidney dialysis access port. As a result of regulatory issues that could not be resolved in time for VascA's marketing plans, VascA decided not to pursue this project. Sales of CLORPACTIN amounted to $276,596 in 1999 compared to $269,247 in 1998, an increase of 3%.

         KLENSOFT is a surfactant that can be used in shampoos, body washes, makeup removers, and other cosmetic formulations. The primary customer for Klensoft over the past few years was in Taiwan. As a result of the problems in the Asian economies, sales of Klensoft declined significantly from 1997 to 1998 (from $253,836 in 1997 to $41,712 in 1998), but in 1999 sales started to resume again and increased to $164,289 in 1999, an increase of 294% over 1998. The Registrant believes that sales will continue to increase as the economy in Taiwan continues its recovery. In 1999 sales of Klensoft increased substantially in the United Kingdom, Korea, and France. Based on current projections, sales in 2000 may exceed 1999 but are not expected to reach the 1997 level.

         PHOSPHOCHOLATE is a mouth moisturizer used primarily by cancer patients. The product was developed for, and had been marketed exclusively by, Sage Products, Inc., an Illinois health care company with which the Registrant had been working since 1993. In August, 1999 Sage decided to reformulate the product and consolidate manufacturing and packaging in one company, which the Registrant could not do. As a result, sales to Sage decreased from $239,474 in 1998 to $227,657 in 1999, and have been discontinued as of August, 1999. Registrant is currently looking for other customers for this product, and has already initiated discussions with one potential customer. Until that happens Registrant does not expect any sales of this product.

         LUBRAJEL PF is a preservative-free version of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated. Sales of Lubrajel PF amounted to $97,720 in 1999 compared to $236,600 in 1998, a decrease of 59%. Registrant believes that some of this decrease may be attributable to (a) customers of LUBRAJEL PF switching to other forms of LUBRAJEL; (b) the timing of orders; and (c) the introduction of a product by Sederma that self-preserves and may be a partial replacement for Norgel.

         CONFETTI DERMAL ESSENTIALS is a product line introduced in 1996 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to and suspended in various water-based products. The product color and ingredients can be customized to the needs of individual customers. Registrant believes that its product is unique and that it has excellent market potential based on sales increases experienced in 1999. The first commercial products using Confetti appeared in 1997. Sales in 1999 amounted to $170,381 compared to $152,294 in 1998, an increase of 12%.

         LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is the preferred method of terminal sterilization of medical and hospital products. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon has been actively marketing the product since January, 1996. On April 11, 1995, the Registrant was granted a U.S. patent for this unique form of LUBRAJEL. Sales of LUBRAJEL RC to Horizon amounted to $276,419 in 1999 compared to $208,693 in 1998, an increase of 32%.

         Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 3% of Registrant's sales in 1999, are as follows:

         OIL OF ORCHIDS(TM) is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives. It is soluble in water and alcohol and acts as a supplementary moisturizer. It is also an enhancer for fragrances in perfumes and toiletries. It is sold in two forms, water-soluble and oil soluble.

         LUBRASIL and LUBRASIL DS are special types of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The products have a silky feel, and are water resistant while moisturizing the skin.

         DERMA-SURE PROTECTIVE LOTION is an alcohol-based product applied to the skin which protects the skin against grease, oil, paint, stain, and many other chemicals. The product can be both a consumer and industrial product, and is currently produced in two formulations. The Registrant is discussing the marketing of this product with two companies at the present time, one looking at the possibility of selling it for consumer use via one of the home shopping channels, and the other a major producer of consumer and industrial products that is interested in marketing the product for industrial use.

         RAZORIDE is a clear, water-based, surfactant and soap-free shaving product with excellent lubricity and moisturizing properties. The Registrant is currently initiating an effort to market this product itself via the Internet. It is also looking for other customers for the product, and has one customer that has expressed a serious interest in marketing the product for a use Registrant had not previously considered.

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

         The Registrant is also engaged in a major new project with a company based in the United Kingdom for the use of a modified form of one of its Lubrajels in a globally marketed consumer health product. The exact nature of this project cannot yet be disclosed due to confidentiality agreements between the Registrant and this U.K. company. However, in January, 2000 the Registrant was notified by this company that they have decided to proceed with the project, and have indicated that they will be needing product beginning in the second quarter of 2000.

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

         FELINE HEALTH PRODUCTS

         In March, 1996 Registrant entered into a research & development agreement with Feline Health Products ("FHP") to develop a new animal health care product. The project had been delayed for various reasons and was put on hold; however, in late 1999 the Registrant was contacted by FHP and was told that the project may resume this year if FHP is able to find a new marketing partner. It is too early to know whether this project will go forward or whether it has the potential to generate significant revenue for the Registrant.

         LIDOCAINE GEL

         Registrant has developed a new Lidocaine-based urological anaesthetic gel. This product was originally developed for a company in the United Kingdom, but has not yet been brought to market by them. Registrant has not yet decided whether it will market this product itself or look for other potential marketers for it.

         SONARITE

         Sonarite is a product developed by the Registrant to reduce the severity of snoring. It is a soft tissue lubricant that reduces the surface tension in obstructed airways and allows for increased air flow. The product has been in development since 1997. The Registrant is currently having a new formulation of the product tested for the treatment of sleep apnea, a sleep disorder affecting millions of people. Registrant hopes that if the preliminary clinical results on this new formulation are satisfactory it will be able to interest another company in entering into a joint venture with Registrant to complete the product development and perform the necessary clinical testing to secure regulatory approval to market the product. Registrant believes that the marketing of the product to reduce the severity of snoring would only require the filing of a 510(k) pre-market notification to the FDA, but that the marketing of the product for the treatment of sleep apnea would require a New Drug Application.

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

         Eastern Chemical Corporation

         Eastern Chemical Corporation is a wholly owned subsidiary of the Registrant. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 1999, Eastern's sales accounted for approximately 20% of the total product sales of the Registrant versus 18% in 1998.

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

         Domestic Sales

         In the United States Registrant's cosmetic products are marketed exclusively by International Specialty Products ("ISP") in accordance with two marketing agreements entered into in 1994 and 1996 (see
"Marketing Agreements" below). ISP also has the right to sell some of Registrant's other industrial and medical products. In 1999 ISP's purchases for distribution in the United States were estimated to be approximately $1,078,000, and accounted for approximately 12% of the Registrant's sales. Registrant's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 20% of Registrant's sales. Registrant's other products, such as its industrial products, are sold directly to end-users by the Registrant and account for less than 2% of Registrant's sales. (*Note: this figure is an estimate based on sales information provided to Registrant by ISP. Registrant has no way of independently determining which of ISP's purchases are intended for domestic sale and which are intended for foreign sale.)

         Foreign Sales

         In 1999 the Registrant derived approximately 41% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe, compared to 44% in 1998. The Registrant currently has 8 distributors for its cosmetic products outside the United States: S. Black (Import & Export) Ltd. in the United Kingdom ("S. Black"); Sederma and Warwick France in France; S.A. de Especialidades Quimicas in Spain; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; C&M International in Korea; and ISP in Germany, Eastern Europe, the Benelux countries, Canada, Mexico, South & Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. The percentage of Registrant's sales by its largest foreign distributors were as follows: Sederma: 9%; ISP (for sales outside of the United States):
12% (an estimate based on sales figures provided to the Registrant by ISP); S. Black: 8%; and C&M International: 4%.

         Marketing Agreements

         ISP

         In 1994 Registrant entered into an agreement with ISP whereby ISP would market certain of Registrant's products, primarily its cosmetic products, in Europe, Asia, Australia, and Africa. That agreement established an alliance with ISP that was intended to bring the Registrant's products to many regions of the world where either they had not been marketed before, or where previous marketing efforts had been unsatisfactory. The major focus of that agreement was the Far East, but also included Eastern Europe, Russia, and some countries in Western Europe, most importantly Germany. The agreement provided for exclusivity in those areas as long as minimum purchase requirements were met. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis.

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

         Registrant is currently in the process of renegotiating its marketing agreement with ISP. Registrant believes that it will be successful in implementing a new marketing agreement with ISP that will give the Registrant greater flexibility in appointing other marketing partners in areas where ISP is not active or has not been successful.

         Registrant believes that in the event ISP were to cease marketing Registrant's products, that alternative arrangements could be made to continue to supply product to the customers currently using Registrant's products without any significant interruption of supply.

         CREATIVE TECHNOLOGIES

         In an effort to accelerate the marketing of some of Registrant's other products, for the past few years Registrant has been working with Creative Technologies, Inc. ("Creative"), a marketing consulting company. Registrant is currently working with Creative on some specific projects to assist Registrant in the marketing of some of Registrant's products and assist Registrant with its overall marketing efforts.

         VASCA, INC.

         In December, 1998, Registrant entered into a marketing agreement with VascA, Inc. whereby VascA was to promote the use of Registrant's
Clorpactin WCS-90 as a disinfecting agent for use with VascA's subcutaneous kidney dialysis access port. Due to the uncertain regulatory status of Clorpactin VascA decided not to continue with the Clorpactin as part of its regulatory submission, and by mutual agreement both parties terminated the marketing agreement. Registrant is now working towards clarifying the regulatory status of Clorpactin which may enable VascA to once again market Clorpactin as an adjunct to its access port.

         The Registrant's other marketing arrangements can be terminated at any time by either party.

         Raw Materials

         The principal raw materials used by the Registrant consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Registrant's principal raw material suppliers are Proctor and Gamble, Callahan Chemical Company, Van Waters & Rogers, Inc., Protameen Chemicals Inc., Alzo, Inc., Vitusa Products, Inc., Monson Chemical, Morton Thiokol, A. E. Staley Chemical, B.A.S.F., DSM Fine Chemicals Inc., Eastman Chemical, Clariant Corp., Ishihara U.S.A., Nissei Trading Co., and Varessa, Ltd.

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

         Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 1999 and 1998 the Registrant incurred approximately $39,000 and $46,000 respectively, in environmental compliance costs.

         Research and Development Expense

         Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 1999 and 1998, the Registrant incurred approximately $267,000 and $234,000, respectively, in research and development expenses. The expenses consist of direct costs as well as factory overhead. No portion of the research and development expenses was directly paid by the Registrant's customers.

         Revenue and Earnings

         The tables below set forth, for the years indicated, the revenue (including fees and retainers), and earnings from operations attributable to the Registrant and to the Registrant's business segments:

                                              YEAR ENDED           YEAR ENDED
                                             December 31,         December 31,
                                                 1999                 1998
                                                 ----                 ----
Revenue:
-------

   Guardian                                     $7,321,871           $7,230,783
   Eastern                                       1,814,862            1,538,955
                                                 ---------            ---------
                                                 9,136,733           $8,769,738
                                                 =========            =========

Earnings from Operations:

   Guardian                                     $2,269,346           $1,819,443
   Eastern                                          31,371            (103,934)
   Corporate                                     (180,490)            (166,238)
                                                 ---------            ---------
                                                $2,120,227           $1,549,271
                                                 =========            =========

         Identifiable Assets

         The table below sets forth as of the dates indicated the identifiable assets of the Registrant as a whole, as well as the identifiable assets of the Registrant's business segments:

                                        As of:
                           ---------------------------------
                           December 31,         December 31,
                              1999                 1998
                           ----------           ----------

   Guardian                $2,321,345           $2,659,964
   Eastern                    542,683              591,550
   Corporate                5,030,896            3,542,819
                            ---------            ---------
                           $7,894,924           $6,794,333
                            =========           ==========

         For certain additional financial information concerning the Registrant's industry segments see Note I of Notes to Consolidated Financial Statements of the Registrant contained in Item 7 herein.

         Employees

         The Registrant presently employs 44 people, 6 of whom serve in an executive capacity, 21 in research, quality control and manufacturing, 5 in maintenance and construction and 12 in office and administrative work. Of the total number of employees, 42 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are satisfactory.

Item 2.  Description of Property.
         -----------------------

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

Item 3.  Legal Proceedings.
         -----------------

         None

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

         Market Information

         The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 1998 to December 31, 1999. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                                Year Ended                 Year Ended
Quarters                    December 31, 1999           December 31, 1998
-------- ----------------------------------------------------------------

                             High        Low             High         Low

First   (1/1 - 3/31)    $  4  9/16   $  2  3/4      $  5  15/16   $  4 1/8

Second  (4/1 - 6/30)       4  3/4       2  7/8         6  11/16      4 7/8

Third   (7/1 - 9/30)       4  7/8       3  9/16        5  1/2        3 11/16

Fourth  (10/1 - 12/31)     4  1/4       3              5  3/4        3 1/2

         Holders of Record

         As of March 9, 2000 there were 1,233 holders of record of Common
Stock.

         Cash Dividends

         On January 7, 2000 the Registrant paid an $.08 per share dividend to all stockholders of record as of December 15, 1999. On January 5, 1999 the Registrant paid a $.07 per share dividend to all stockholders of record as of December 10, 1998.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results Of Operations:

Year Ended December 31,1999 Compared to
Year Ended December 31,1998

         Revenue

         Consolidated revenue in 1999 increased by $366,995 (4.2%) compared to 1998 due to revenue increases in the Guardian Division of $91,088 (1%) and an increase in the Eastern Division of $275,907 (18%). The Guardian sales increase was due mainly to increases in sales of Guardian's products into Asia through its distributor, ISP. The Eastern increases were due to normal fluctuations in the purchasing patterns of customers.

         Costs and Expenses

         Costs and expenses in 1999 decreased by $203,961 (3%) compared to the prior year due to decreases in cost of sales of $56,256 (1%) and decreases in operating expenses of $147,705 (7%). Costs of sales as a percentage of sales decreased to 54% in 1999 as compared to 57% in 1998.

         The 3% decrease in cost of sales as a percentage of sales was attributable primarily to a decrease in the cost of one of the Company's largest volume raw materials in 1999 compared to 1998.

         The decrease in operating expenses in 1999 was primarily due to a non-cash charge of approximately $204,000 relating to the unamortized costs of the Registrant's Sonarite technology in 1998 which was partially offset by the payment of employee bonuses in the second quarter of 1999. In October, 1998 the Registrant determined that the then current formulation of the Registrant's Sonarite technology required further development and testing before the product could be marketed. The employee bonuses is in accordance with a new company-wide employee bonus program that was implemented in the second quarter of 1999. The program calls for the payment once a year of a bonus to all qualifying employees when the Compensation Committee of the Board of Directors determines that operating results are sufficient to do so.

         Other Income (Expense)

         Interest expense increased from $523 in 1998 to $581 in 1999. Investment and other income increased from $66,466 to $112,739 principally due to the investing of excess cash provided from operations. The Registrant realized gains on sale of assets of $31,000 and $,4,796 in 1998 and 1999 respectively.

         Provision for Income Taxes

         The provision for income taxes increased from $632,677 in 1998 to $847,000 in 1999. This increase is primarily due to the increase in earnings before income taxes of $590,967 (36%) between years. The Registrant's effective rates remained consistent at approximately 38%.

         Liquidity and Capital Resources

         Working capital increased from $3,926,106 as of the end of 1998 to $5,163,798 as of the end of 1999, an increase of $1,237,692 (32%).

         The current ratio increased from 5.9 to 1 at December 31, 1998 to 6.9 to 1 at December 31, 1999. The increase in working capital was due primarily to increases in cash provided by operations.

         The Registrant has a line of credit agreement with a bank for borrowings of up to $700,000. As of December 31, 1999, there were no outstanding borrowings on this line of credit.

         The Registrant generated cash from operations of $1,831,260 in 1999 compared to $1,234,272 in 1998. The increase in 1999 was primarily due to increased earnings. During the years 1999 and 1998 the Registrant invested approximately $94,000 and $271,000, respectively, for plant and equipment. Cash used in investing activities was $798,656 and $482,871 in the years ended December 31, 1999 and 1998 respectively. The increase in 1999 was mainly due to an increase in the purchase of marketable securities. Cash used in financing activities was $338,658 and $253,387 in the years ended December 31, 1999 and 1998 respectively. The increase was primarily due to an increase in dividends paid in 1999.

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

         Impact of Inflation, Changing Prices, and Seasonality

         While it is difficult to assess the impact of inflation on the Registrant's operations, management believes that, because of the proprietary nature of the majority of its product line, inflation has had little impact on net sales. Sales have changed as a result of volume and product mix. While inflation has had an impact on the cost of sales and payroll, these increases have been recaptured by price increases to the greatest extent possible. Registrant's products and sales are not considered to be seasonal, and are generally distributed evenly throughout the year.

         Impact of the "Year 2000" Issue

         At the end of 1999 the Registrant experienced no problems related to the Year 2000 ("Y2K") issue, either internally or with any of its customers or suppliers. In 1998 the Registrant purchased new computer equipment to enable it to run a new Y2K compliant version of its accounting software, and at the end 1999 and beginning of 2000 the

Registrant did not experience any Y2K problems with its accounting software or any of its other computer programs. All of Registrant's costs associated with bringing its systems into Y2K compliance were incurred in 1998, and no additional costs were incurred in 1999.

         All of Registrant's key non-information technology systems were determined to be Y2K compliant prior to the end of 1999, and none experienced any problems at the end of 1999 and beginning of 2000.

         Registrant believes that it has made all of the changes necessary to avoid any future problems related to the Y2K issue, and does not expect to incur any further expense in this area. increase was due mainly to increases in sales of Guardian's products into Asia through its distributor, ISP. The Eastern increases were due to normal fluctuations in the purchasing patterns of Customers.

         All of Registrant's key non-information technology systems were determined to be Y2K compliant prior to the end of 1999, and none experienced any problems at the end of 1999 and beginning of 2000.

         Registrant believes that it has made all of the changes necessary to avoid any future problems related to the Y2K issue, and does not expect to incur any further expense in this area.

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.

         Not Required.
                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         --------------------------------------------------

         Directors and Executive Officers

         Set forth in the table below is certain information as of March 9, 2000 with respect to the executive officers and directors of the
Registrant:

         Name          Age     Position(s) with the Registrant
       --------        --      -------------------------------

Dr. Alfred R. Globus   79      Chairman of the Board, Chief  Executive Officer
                               and Director

Kenneth H. Globus      48      President, Chief Financial Officer, General
                                 Counsel and Director

Robert S. Rubinger     57      Executive Vice President, Secretary, Treasurer
                               and Director

Charles W. Castanza    67      Vice President and Director

Derek Hampson          60      Vice President

Joseph J. Vernice      41      Vice President

Lawrence Maietta       42      Director

Henry P. Globus        77      Director

Benjamin Wm. Mehlman   89      Director

Alan E. Katz           56      Director

Arthur Dresner         58      Director

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

         Compliance with Section 16(a) of the Exchange Act

         The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" of the proxy statement for the 2000 annual meeting of stockholders ("2000 Proxy Statement").

Item 10.  Executive Compensation.
          ----------------------

         The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and
Executive  Officers  -  Summary  Compensation  Table"  of the 2000  Proxy
Statement.

Item 11. Security Ownership of Certain Beneficial Owners and
              Management.
         ---------------------------------------------------

         The information required by this Item is incorporated herein by reference to the section entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" of the 2000 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         The Registrant has a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 Registrant made non-interest-bearing advances of approximately $87,000 per year (approximately 87% of the annual cost of the $1,500,000 policy), on behalf of a trust of which the Insured is the grantor and another officer, Kenneth H. Globus is one of the beneficiaries. Under a collateral assignment agreement the proceeds from the policy will first be paid to the Registrant to repay all of the advances it made. In April, 1999 the face amount of the policy was reduced to $1,000,000. If the policy is terminated prior to the death of the Insured, the Registrant will be entitled to the cash surrender value of the policy at that time, and any shortfall between that amount and the amount of the advances made by the Registrant will be repaid to the Registrant by the Insured. As of December 31, 1999 and 1998, cumulative advances of $348,161 are recorded in the Consolidated Balance Sheets under "Other Assets".

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

         10(e) Exclusive Distributor Agreement between the Registrant and
               ISP Technologies Inc. dated September 20, 1996. The Registrant has been granted confidential treatment of portions of some of the schedules to this Agreement. Incorporated by reference to Exhibit 10(h) to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1996.

         10(f) Marketing and Supply Agreement  between the Registrant and
               VascA, Inc. dated January 1, 1999. Incorporated by reference to Exhibit 10(f) to the Registrant's Annual Report on Form 10-KSB for the year ending December 31, 1998.

         21    Subsidiaries of the Registrant:

                                                               Name Under
                                 Jurisdiction of         Which it does
            Name                 Incorporation             Business
           ------                -------------             --------

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

                                              UNITED-GUARDIAN, INC.


Dated:  March  13, 2000                       By: /s/ Alfred R. Globus
                                                  --------------------
                                                  Alfred R. Globus
                                                  Chief Executive Officer
                                                    & Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
-----------------------    ---------------------------------    ---------------

By:/s/ Alfred R. Globus      Chief Executive Officer, Director   March  13, 2000
   ------------------------     (Principal Executive Officer)
   Alfred R. Globus

By:/s/ Kenneth H. Globus     President, General Counsel,         March  13, 2000
   ------------------------    Director, Chief Financial
   Kenneth H. Globus           Officer(Principal Financial
                               and Accounting Officer)


By:/s/ Robert S. Rubinger    Executive Vice President,           March  13, 2000
   ------------------------    Secretary, Treasurer, Director
   Robert S. Rubinger

By:/s/ Charles W. Castanza   Vice President, Director            March  13, 2000
   ------------------------
   Charles W. Castanza

By:/s/ Henry P. Globus       Director                            March  13, 2000
   ------------------------
   Henry P. Globus

By:/s/ Benjamin Wm. Mehlman  Director                            March  13, 2000
   ------------------------
   Benjamin Wm. Mehlman

By:/s/ Lawrence F. Maietta   Director                            March  13, 2000
   ------------------------
   Lawrence F. Maietta

By:/s/ Alan Katz             Director                            March  13, 2000
   ------------------------
   Alan E. Katz

By:/s/ Arthur Dresner        Director                            March  13, 2000
   ------------------------
   Arthur Dresner

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
                                                              ----------

Report of Independent Certified Public Accountants               F-2


Financial Statements

       Consolidated Balance Sheets as of December 31,
           1999 and 1998                                         F-3 - F-4

       Consolidated Statements of Earnings for the Years
           Ended December 31, 1999 and 1998                      F-5

       Consolidated Statements of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 1999 and 1998                            F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 1999 and 1998                F-7

       Notes to Consolidated Financial Statements                F-8 - F-21

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    United-Guardian, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.


GRANT THORNTON LLP

Melville, New York
February 25, 2000

                  United-Guardian, Inc. and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                               December 31,


                                  ASSETS

                                                             1999         1998
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $2,014,556   $1,320,610
    Temporary investments.............................    1,050,238      523 192
    Marketable securities.............................      286,791       81,122
    Accounts receivable, net of allowance for doubtful
         accounts of $60,700 and $52,894, respectively      984,791    1,300,118
    Inventories ......................................    1,311,183    1,150,132
    Prepaid expenses and other current assets ........      220,723      169,786
    Deferred income taxes ............................      174,193      176,318
                                                         ----------   ----------
                  Total current assets ...............    6,042,475    4,721,278
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,471,632    2,407,200
    Building and improvements ........................    1,980,404    1,964,646
    Waste disposal plant .............................      133,532      133,532
                                                         ----------   ----------
                                                          4,654,568    4,574,378

    Less accumulated depreciation ....................    3,290,120    3,041,694
                                                         ----------   ----------
                                                          1,364,448    1,532,684
                                                         ----------   ----------

OTHER ASSETS
    Processes and patents, net .......................      138,840      190,685
    Split dollar life insurance ......................      348,161      348,161
    Other ............................................        1,000        1,525
                                                         ----------   ----------
                                                            488,001      540,371
                                                         ----------   ----------
                                                         $7,894,924   $6,794,333
                                                         ==========   ==========







    The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                               December 31,


                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                     1999         1998
                                                   --------    ---------
CURRENT LIABILITIES
    Dividends payable ............................$ 391,131    $ 341,820
    Accounts payable .............................  281,422      317,973
    Accrued expenses .............................  195,932      119,855
    Taxes payable ................................     -           5,524
    Current portion of long-term debt ............   10,192       10,000
                                                   --------     --------
         Total current liabilities ...............  878,677      795,172
                                                   --------     --------

LONG-TERM DEBT, net of current portion ...........    6,036       16,229
                                                   --------     --------

DEFERRED INCOME TAXES ............................   10,000       10,000
                                                   --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value;  authorized,
      10,000,000 shares;  issued and
      outstanding, 4,889,339 and 4,883,139
      shares, respectively ......................   488,934      488,314
   Capital in excess of par value ............... 3,343,417    3,330,874
   Accumulated other comprehensive income (loss)     14,736         (330)
   Retained earnings ............................ 3,153,124    2,154,074
                                                 ----------   ----------
                                                  7,000,211    5,972,932
                                                 ----------   ----------
                                                 $7,894,924   $6,794,333
                                                 ==========   ==========









     The accompanying notes are an integral part of these financial statements.

                  United-Guardian, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF EARNINGS

                         Year ended December 31,


                                            1999          1998
                                        -----------   ------------

Revenue
    Net sales .......................   $ 9,136,733   $ 8,769,738
                                        -----------   -----------

 Costs and expenses
    Cost of sales ...................     4,953,207     5,009,463
    Operating expenses ..............     2,063,299     2,211,004
                                        -----------   -----------
                                          7,016,506     7,220,467
                                        -----------   -----------
         Earnings from operations ...     2,120,227     1,549,271

Other income (expense)
    Interest expense ................         ( 581)        ( 523)
    Investment income................       112,811        66,488
    Gain on sale of assets ..........         4,796        31,000
    Other ...........................           (72)          (22)
                                        -----------   -----------
         Earnings before income taxes     2,237,181     1,646,214

Provision for income taxes ..........       847,000       632,677
                                        -----------   -----------
         NET EARNINGS ...............   $ 1,390,181   $ 1,013,537
                                        ===========   ===========
Earnings per common share (Basic
    and Diluted).....................           .28           .21
                                        ===========   ===========

Basic weighted average shares .......     4,885,770     4,880,343
                                        ===========   ===========
Diluted weighted average shares .....     4,907,224     4,904,587
                                        ===========   ===========













    The accompanying notes are an integral part of these financial statements.

                                                     United-Guardian, Inc. and Subsidiaries

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years Ended December 31, 1998 and 1999

                                                                          Accumulated
                                     Common stock         Capital in        other
                               -----------------------    excess of      comprehensive      Retained                 Comprehensive
                                 Shares       Amount      par value       income (loss)     earnings        Total       income
                               ---------   -----------   -----------    ---------------    -----------    ---------  -------------

Balance, January 1, 1998       4,876,839   $   487,684   $ 3,314,210                       $ 1,482,357    $5,284,251

Issuance of common stock in
   connection with exercise
   of stock options .......        6,300           630        12,364                                          12,994
Income tax benefits on stock
   options exercised ......                                    4,300                                           4,300
Unrealized loss on
   marketable securities ..                                            $         (330)                          (330)  $     (330)
Net earnings ..............                                                                  1,013,537     1,013,537    1,013,537
Dividends declared ........                                                                   (341,820)     (341,820)
                                                                                                                       ----------
Comprehensive income                                                                                                   $1,013,207
                               ---------   -----------   -----------   ---------------      -----------   ----------    =========
Balance, December 31, 1998     4,883,139       488,314     3,330,874             (330)        2,154,074    5,972,932

Issuance of common stock in
   connection with exercise
   of stock options .......        6,200           620        12,543                                          13,163
Unrealized gain on
   marketable securities,
   net of deferred income
   taxes of $8,766 ........                                                    15,066                         15,066   $   15,066
Net earnings ..............                                                                   1,390,181    1,390,181    1,390,181
Dividends declared ........       --            --            --                               (391,131)    (391,131)
                                                                                                                       ----------
Comprehensive income                                                                                                   $1,405,247
                               ---------   -----------   -----------   ---------------      -----------    ---------   ==========
Balance, December 31, 1999     4,889,339   $   488,934   $ 3,343,417   $       14,736       $ 3,153,124   $7,000,211
                               =========   ===========   ===========   ===============      ===========    =========


     The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,

                                                         1999            1998
                                                      ---------      ----------
Cash flows from operating activities
    Net earnings ....................................$1,390,181      $1,013,537
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization ...............   312,259         614,826
        Net gain on sale of equipment ...............    (4,796)        (31,000)
        Net loss on sale of marketable securities....     2,391            --
        Provision for doubtful accounts .............     7,806          20,238
        Deferred income taxes .......................    (6,641)        (79,323)
        Provision for inventory obsolescence ........    10,000         165,000
        Increases (decreases) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable ....................   307,521        (414,790)
             Inventories ............................  (171,051)         56,935
             Prepaid expenses and other assets ......   (50,412)        (29,934)
             Accounts payable .......................   (36,551)         25,341
             Accrued expenses and taxes payable .....    70,553        (106,558)
                                                      ----------     ----------
         Net cash provided by operating activities .. 1,831,260       1,234,272
                                                      ----------     ----------

Cash flows from investing activities
    Acquisition of plant and equipment, net .........   (94,682)       (271,280)
    Proceeds from the sale of plant and equipment ...     7,300          31,000
    Net change in temporary investments..............  (527,046)       (236,347)
    Purchase of marketable securities, net...........  (209,082)         (6,244)
    Proceeds from sale of marketable securities......    24,854
                                                       ---------       ---------
         Net cash used in investing activities ....    (798,656)       (482,871)
                                                       ---------       ---------

Cash flows from financing activities
    Proceeds from long-term debt ....................      -             30,339
    Principal payments on long-term debt ............   (10,001)         (4,110)
    Proceeds from exercise of stock options .........    13,163          12,994
    Dividends paid ..................................  (341,820)       (292,610)
                                                       ---------       ---------
         Net cash used in financing activities ......  (338,658)       (253,387)
                                                       ---------       ---------

Net increase in cash and cash equivalents               693,946         498,014

Cash and cash equivalents, beginning of year ........ 1,320,610         822,596
                                                      ----------      ----------
Cash and cash equivalents, end of year ..............$2,014,556      $1,320,610
                                                      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Division distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Sales from the Company's two major product lines, Lubrajel and Renacidin, accounted for approximately 67% and 70% of consolidated sales for the years ended December 31, 1999 and 1998, respectively.

 Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Eastern Chemical Corporation and Paragon Organic Chemicals, Inc. All intercompany accounts and transactions have been eliminated.

 Statements of Cash Flows

     For financial statement purposes (including cash flows), the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. During 1999, the Company declared a cash dividend of $.08 payable on January 7, 2000 to stockholders of record as of December 15, 1999 aggregating $391,131. During 1998, the Company declared a dividend of $.07 payable on January 4, 1998 to stockholders of record as of December 12, 1998 aggregating $341,820. Cash payments for interest were $581 and $523 for the years ended December 31, 1999 and 1998, respectively. Cash payments for income taxes were $966,869 and $772,572 for the years ended December 31, 1999 and 1998, respectively.

 Marketable Securities and Temporary Investments

     Marketable securities include investments in equity mutual funds which are classified as "Available for Sale" securities and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of related tax effects.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE A (continued)

     Temporary investments consist of cerificates of deposit that mature in one year or less.

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

     In 1998, after results of additional product testing of certain technology, the Company determined that further modification of the technology was necessary in order to make it commercially marketable. Based on such facts, the unamortized balance of approximately $204,000 was expensed. Such amount is included in amortization expense in operating expenses for the year ended December 31, 1998.

 Long-Lived Assets

     It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE A (continued)

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

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. Two customers accounted for 33% and 10% of the accounts receivable at December 31, 1999. Two customers accounted for 30% and 18% at December 31, 1998.

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

 Research and Development

     The Company's research and development expenses are recorded in the year incurred. Research and development expenses were approximately $267,000 and $234,000 for the years ended December 31, 1999 and 1998, respectively.

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

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

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

Reclassifications

     Certain reclassifications have been made to the prior year amounts to conform to the 1999 presentation.

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

NOTE B - INVENTORIES

     Inventories consist of the following:

                                              December 31,     December 31,
                                                 1999              1998
                                              -----------       -----------
     Raw materials and work-in-process ...... $  279,851        $  364,969
     Finished products and fine chemicals ...  1,031,332           785,163
                                              ----------        ----------
                                              $1,311,183        $1,150,132
                                              ==========        ==========

NOTE C - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with one bank which provides for borrowings of up to $700,000 and expires on May 31, 2000. It is the Company's intention to renew the line of credit agreement before it expires. Interest under each line is at the bank's prime rate plus 1/2%. The outstanding line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, debt to capitalization and maintenance of compensating balances. There were no outstanding borrowings at December 31, 1999 and 1998.

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998


NOTE D - LONG-TERM DEBT

     During 1998, the Company financed the purchase of transportation equipment with proceeds of an installment loan. The loan, which is collateralized by the underlying equipment, requires monthly payments of $868 including interest through July 31, 2001. Principal payments under this financing are $10,192 in 2000 and $6,036 in 2001.

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Year ended      Year ended
                                                 December 31,    December 31,
                                                    1999            1998
                                                 ---------       ---------
     Current
        Federal ..........................       $ 727,841       $ 607,000
        State ............................         125,800         105,000
                                                 ---------       ---------
                                                   853,641         712,000
                                                 ---------       ---------
     Deferred
        Federal ..........................          (5,751)        (68,689)
        State ............................            (890)        (10,634)
                                                 ---------       ---------
                                                    (6,641)        (79,323)
                                                 ---------       ---------
              Total provision ............       $ 847,000       $ 632,677
                                                 =========       =========

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:

                                               Year ended        Year ended
                                               December 31,      December 31,
                                                   1999              1998
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
Tax expense at statutory Federal income
   tax rate ..............................   $ 756     34%     $ 559     34%
State income taxes, net of Federal benefit      83      4         72      4
Nondeductible expenses....................       1     --          1     --
Other, net ...............................       7     --          1     --
                                             -----    ----     -----    ----
Actual tax expense .......................   $ 847     38%     $ 633     38%
                                             =====    ====     =====    ====

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE E (continued)

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                               December 31,  December 31,
                                                   1999         1998
                                               -----------  ------------
Deferred tax assets
    Accounts receivable ....................   $  22,642    $  19,731
    Inventories ............................     149,946      146,216
    Other...................................      10,371       10,371
                                               ---------    ---------
                                                 182,959      176,318
                                               ---------    ---------

Deferred tax liabilities
    Unrealized gain on marketable securities      (8,766)        --
    Other ..................................     (10,000)     (10,000)
                                               ---------    ----------
                                                 (18,766)     (10,000)
                                               ---------    ----------

Net deferred tax asset .....................   $ 164,193    $ 166,318
                                               =========    ==========

                    United-Guardian, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                        December 31, 1999 and 1998

NOTE F - BENEFIT PLANS

     Pension Plan

     In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". The provisions of SFAS No. 132 revise employers' disclosures about pension plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions to the extent practicable.

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

The following table sets forth the plan's funded status:

                                                       Year ended   Year ended
                                                       December 31, December 31,
                                                           1999        1998
                                                        ---------   ---------
Change in Benefit Obligation
Benefit obligation at beginning of year.............   $1,319,983  $1,412,269
Service cost........................................       57,975      66,164
Interest cost.......................................       85,313      90,800
Actuarial loss......................................       60,003      39,173
Benefits paid.......................................      (28,261)   (288,423)
                                                        ---------   ---------
Benefit obligation at end of year...................   $1,495,013  $1,319,983
                                                        =========   =========

Change in Plan Assets
Fair value of plan assets at beginning of year.....    $1,086,920  $1,192,657
Actual return on plan assets.......................        35,745      92,746
Employer contributions.............................        84,500      89,940
Benefits paid......................................       (28,261)   (288,423)
                                                        ---------   ---------
Fair value of plan assets at end of year...........    $1,178,904  $1,086,920
                                                        =========   =========
Reconciliation of Funded Status
Funded status (underfunded)........................    $ (316,109) $ (233,063)
Unrecognized net actuarial loss....................       304,931     199,422
Unrecognized transition obligation.................        13,292      17,789
Unrecognized prior service cost....................        57,203      62,489
                                                        ---------   ---------
Prepaid benefit cost...............................    $   59,317  $   46,637
                                                        =========   =========

                      United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F (continued)

The Net Periodic Benefit Cost for the years ending December 31 includes the following components:

                                                       December 31, December 31,
                                                           1999          1998
                                                       -----------   -----------
Components of Net Periodic Benefit Cost
Service cost.......................................    $   57,975    $   66,164
Interest cost......................................        85,313        90,800
Expected return on plan assets.....................       (87,073)      (94,928)
Recognized net actuarial loss......................         5,822        46,661
Amortization of transition obligation..............         4,497         4,497
Amortization of prior service cost.................         5,286         5,286
                                                        ---------     ---------
Net periodic benefit cost..........................    $   71,820       118,480
                                                        =========     =========


Weighted-average assumptions as of December 31:
                                                         1999           1998
                                                     -----------    -----------
Discount rate......................................      6.50%         6.50%
Expected long term rate of return..................      8.00%         8.00%
Weighted average rate of compensation increase.....      5.55%         5.73%
Amortization method................................ Straight-Line  Straight-Line

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of each employee's elective deferral up to 2% of weekly pay for a 4% employee deferral. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $31,000 and $30,000 for the years ended December 31, 1999 and 1998, respectively.

     Stock Option Plans

     The Company maintains two stock option plans, the 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD"), each of which provides for the issuance of up to 100,000 shares of common stock. Such options are exercisable either upon grant or after a waiting period specified in the agreement. The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation" It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

                   United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE F (continued)

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and basic and diluted earnings per share as of December 31, 1999 and 1998 would be reduced to the pro forma amounts indicated below:

                                                      1999         1998
                                                  ----------  -----------
     Net income
          As reported                            $ 1,390,181    1,013,537
          Pro forma                                1,348,849    1,009,433

     Earnings per share - basic
          As reported                            $      .28    $     .21
          Pro forma                                     .28          .21


     Earnings per share - diluted
          As reported                            $      .28    $     .21
          Pro forma                                     .27          .21

     The pro forma amounts may not be representative of future disclosure because they do not take into account pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1999: expected volatility of 64.3% to 64.9%; risk-free interest rates of 5.07% to 5.48%; expected life of three to five years; and expected dividends of 2.5%. No stock options were granted under either of the plans in 1998.

                      United-Guardian, Inc. and Subsidiaries

                              December 31, 1999 and 1998

NOTE F (continued)

The following summarizes the stock option transactions under both Plans:

                                                                    Weighted
                                                       Weighted      average
                                                        average     fair value
                                           Number       exercise     at date
EISOP                                   outstanding      price       of grant
-----                                  ------------     -------     ----------

Options outstanding, January 1, 1998       48,750        $3.38
     Exercised                             (4,300)        2.06
                                           -------
Options outstanding, and exercisable
  December 31, 1998                        44,450
                                           -------

    Granted                                23,200         3.03         $1.49
    Exercised                                (200)        2.06
    Surrendered/Expired                    (2,350)        3.16
                                           -------
Options outstanding, and exercisable
   at December 31, 1999                    65,100         3.34
                                           =======

Available for grant, December 31, 1999     20,100
                                           =======

NSSOPD
------
Options outstanding, January 1, 1998       22,000        $2.58
     Exercised                             (4,000)        5.00
     Expired                               (2,000)        2.06
                                           ------
Options outstanding at December 31, 1998   16,000         2.04
                                           ------

     Granted                                8,000         3.00          $1.24
     Exercised                             (6,000)        2.13
                                           ------
Options outstanding at December 31, 1999   18,000         2.49
                                           ======
Excercisable at December 31, 1999          10,000         2.09
                                           ======
Available for grant December 31, 1999      64,000
                                           ======

                       United-Guardian, Inc. and Subsidiaries

                               December 31, 1999 and 1998

NOTE F (continued)

Summarized information about stock options outstanding under the two plans at December 31, 1999 is as follows:

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
 Range of        Number           Weighted       Weighted           Number         Weighted
 Exercise      Outstanding         Average        Average         Exercisable       Average
  Prices           at             Remaining      Exercise             at           Exercise
             December 31,1999    Contractual       Price        December 31,1999     Price
                                   Life
             ---------------     ----------      --------       ---------------    --------
EISOP
-----
$1.88 - $3.30    44,100             7.85           $2.55            44,100           $2.55
$5.00            21,000             4.07            5.00            21,000            5.00
-------------    ------             ----           -----            ------           -----
$1.88 - $5.00    65,100             6.63           $3.49            65,100           $3.34

NSSOPD
--------
$1.88 - $3.00    18,000             2.89           $2.50            10,000           $2.09


NOTE G - RELATED PARTY TRANSACTION

The Company has a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer (the "Insured"). Prior to 1999, the Company had been making non-interest-bearing advances of approximately $86,000 or 87% of the cost of a $1,500,000 life insurance policy, which is owned by a trust of which the Insured is the grantor and another officer, Kenneth H. Globus, is a beneficiary. Under a collateral assignment agreement, the proceeds from the policy will first be paid to the Company to repay the advances it made. If the policy is terminated prior to the death of the Insured, the Company will be entitled to the cash surrender value of the policy at that time, and any shortfall between that amount and the amount of the advances made by the Company will be repaid to the Company by the Insured. In April, 1999, the face amount of the policy was reduced to $1,000,000, and no premium payments were made on the policy in 1999, allowing the cash value to cover the premium cost. As of December 31, 1999 and 1998, advances of $348,161 are recorded in the Consolidated Balance Sheet under "Other Assets".

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE H - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 1999 and 1998:

                                                        1999            1998
                                                     ----------      ----------
Numerator:

        Net earnings                                $1,390,181       1,013,537

Denominator:

        Denominator for basic earnings
        per share (weighted average shares)          4,885,770       4,880,343

        Effect of dilutive securities:
                Employee stock options                  21,454          24,244
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,907,224       4,904,587
                                                     =========       =========
Basic and diluted earnings per share                 $    0.28       $    0.21
                                                     =========       =========

     Options to purchase 21,000 and 21,750 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 1999 and 1998 as their inclusion would be antidilutive.

NOTE I - NATURE OF BUSINESS AND SEGMENT INFORMATION

     The Company has the  following  two  reportable  business  segments:
     Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 1999 and 1998.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE I (continued)

                                                     1999                                          1998
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $ 7,321,871   $ 1,814,862   $ 9,136,733       $ 7,230,783   $ 1,538,955   $ 8,769,738
Depreciation and amortization           172,392         -           172,392           483,030         -           483,030
Segment earnings (loss) before
  income taxes                        2,269,346        31,371     2,300,717         1,819,443      (103,934)    1,715,509

Segment assets                        2,321,345       542,683     2,864,028         2,659,964       591,550     3,251,514

Expenditure for segment assets           45,863          -           45,863            88,627          -           88,627


Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                          $ 2,300,717                                  $ 1,715,509
Other earnings                                                      116,954                                       96,943
Corporate headquarters expense                                     (180,490)                                    (166,238)
                                                                  ---------                                    ---------
Consolidated earnings before income taxes                       $ 2,237,181                                  $ 1,646,214

Assets
------
Total assets for reportable segments                            $ 2,864,028                                  $ 3,251,514
Corporate headquarters                                            5,030,896                                    3,542,819
                                                                  ---------                                    ---------
      Total consolidated assets                                 $ 7,894,924                                  $ 6,794,333
                                                                  =========                                    =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 1999 and 1998

NOTE I (continued)

Other Significant Items
-----------------------
                                                1999                                           1998
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals     Adjustments       Totals            Totals     Adjustments       Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Interest expense               $   -        $     581      $     581          $    -       $     523      $     523
Expenditures for assets          45,863        48,820         94,683            88,627       182,653        271,280
Depreciation and amortization   172,292       139,865        312,157           483,030       131,796        614,826

Geographic Information
----------------------
                                           1999                          1998
                                  ----------------------        ----------------------
                                    Revenues    Long-Lived        Revenues    Long-Lived
                                                  Assets                        Assets
                                   ----------   -----------      ----------   -----------
United States                     $ 5,346,641   $ 1,503,288     $ 4,911,053   $ 1,723,369
France                                850,498                     1,219,667
Other countries                     2,939,594                     2,639,018
                                    ---------     ---------       ---------     ---------
                                  $ 9,136,733   $ 1,503,288     $ 8,769,738   $ 1,723,369
                                    =========     =========       =========     =========
Major Customers
---------------
Customer A (Guardian)             $ 2,190,899                   $ 1,702,079
Customer B (Guardian)                 777,342                     1,146,414
All other customers                 6,168,492                     5,921,245
                                    ---------                     ---------
                                  $ 9,136,733                   $ 8,769,738
                                    =========                     =========

NOTE J - CONTINGENCIES

     While the Company has product claims arise from time to time in the ordinary course of its business, the Company is not currently involved in any material product claims. Historically, the settlement of such claims has not had a material adverse effect on the Company's financial position and results of operations.