Form 10QSB
period 2000-03-31
UNITED GUARDIAN INC
filed 2000-05-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  March 31, 2000
                                        ----------------

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


                                 (631) 273-0900
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes __________         No  _________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                                4,894,139
               -------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                 Page No.
                                                                 --------

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three Months Ended
                  March 31, 2000 and 1999                            2

         Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999             3-4

         Consolidated Statements of Cash Flows -
                  Three Months Ended
                  March 31, 2000 and 1999                            5

         Consolidated Notes to Financial Statements                6-8

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations         8-10

Part II  Other Information                                          10

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------
                                               2000               1999
                                               ----               ----

Net sales                                 $  2,913,349       $  2,413,975
                                            ----------         ----------
Costs and expenses:
     Cost of sales                           1,471,085          1,312,765
     Operating expenses                        487,865            483,129
                                            ----------         ----------
                                             1,958,950          1,795,894
                                            ----------         ----------
           Earnings from operations            954,399            618,081

Other income (expense):
     Interest expense                              (73)               (73)
     Investment income                          39,451             18,973
     Other                                        --                  (45)
                                            ----------         ----------
           Earnings before income taxes        993,777            636,936

Provision for income taxes                     370,700            236,800
                                            ----------         ----------
           Net earnings                   $    623,077            400,136
                                            ==========         ==========
Earnings per common share
  (Basic and Diluted)                     $        .13                .08
                                            ==========         ==========
Basic weighted average shares                4,890,258          4,883,139
                                            ==========         ==========
Diluted weighted average shares              4,917,903          4,900,456
                                            ==========         ==========

















                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                               MARCH 31,       DECEMBER 31,
                                                 2000              1999
                                              ----------       -----------
                       ASSETS                 (UNAUDITED)
Current assets:
    Cash and cash equivalents               $  2,015,412     $  2,014,556
    Temporary investments                      1,279,438        1,050,238
    Marketable securities                        297,720          286,791
    Accounts receivable
       (less allowance for doubtful
        accounts of $ 60,700 at
        March 31, 2000 and
        December 31, 1999)                     1,464,312          984,791
     Inventories                               1,096,325        1,311,183
     Prepaid expenses and other
          current assets                         220,241          220,723
     Deferred income taxes                       170,459          174,193
                                              ----------       ----------
              Total current assets             6,543,907        6,042,475
                                              ----------       ----------

Property, plant and equipment:
     Land                                         69,000           69,000
     Factory equipment and fixtures            2,532,657        2,471,632
     Building and improvements                 1,981,845        1,980,404
     Waste disposal plant                        133,532          133,532
                                              ----------       ----------
                                               4,717,034        4,654,568
      Less: Accumulated depreciation           3,354,329        3,290,120
                                              ----------       ----------
                                               1,362,705        1,364,448
                                              ----------       ----------

Other assets:
      Processes and patents, net                 125,879          138,840
      Split dollar life insurance                348,161          348,161
      Other                                        1,000            1,000
                                              ----------       ----------
                                                 475,040          488,001
                                              ----------       ----------
                                            $  8,381,652     $  7,894,924
                                              ==========       ==========









                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,        DECEMBER 31,
                                               2000               1999
                                           ------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Dividends payable                   $      --           $   391,131
      Accounts payable                         242,514            281,422
      Accrued expenses and other               172,472            195,932
      Taxes payable                            301,244               --
      Current portion of long-term
         debt                                   10,241             10,192
                                           -----------        -----------
            Total current liabilities          726,471            878,677
                                           -----------        -----------

Long-term debt, net of current
     portion                                     3,457              6,036
                                           -----------        -----------

Deferred income taxes                           10,000             10,000
                                           -----------        -----------

Stockholders' equity:
   Common stock $.10 par value,
       authorized 10,000,000 shares;
       issued and outstanding,
       4,894,139 and 4,889,339
       repectively                             489,414            488,934
   Capital in excess of par value            3,355,274          3,343,417
   Accumulated other comprehensive
       income                                   20,835             14,736
   Retained earnings                         3,776,201          3,153,124
                                            ----------        -----------
            Total stockholders' equity       7,641,724          7,000,211
                                            ----------        -----------
                                           $ 8,381,652        $ 7,894,924
                                            ==========        ===========












                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                          ---------
                                                     2000            1999
                                                     ----            ----
Cash flows from operating activities:
  Net earnings                                  $  623,077      $  400,136
  Adjustments to reconcile net earnings
     to net cash flows provided by
     operations:
         Depreciation and amortization              77,170          75,478
         Provision for doubtful accounts              --               (76)
        (Increase) decrease in assets:
            Accounts receivable                   (479,521)       (175,302)
            Inventories                            214,858          60,475
            Prepaid expenses and other assets          482         (15,856)
         Increase (decrease) in liabilities:
            Accounts payable                       (38,908)        (54,218)
            Accrued expenses and taxes payable     277,784         190,159
                                                  --------        --------
        Net cash provided by operating
             activities                            674,942         480,796
                                                  --------        --------
Cash flows from investing activities:
   Acquisition of property, plant and
      equipment                                    (62,466)         (6,475)
   Net change in temporaty investments            (229,200)        523,193
   Purchase of marketable securities net            (1,096)           (509)
                                                  --------        --------
        Net cash provided by (used in)
          investing activities                    (292,762)        516,209
                                                  --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt             (2,530)         (2,530)
   Proceeds from exercise of stock options          12,337           --
   Dividends paid                                 (391,131)       (341,820)
                                                  --------        --------
        Net cash used in financing
          activities                              (381,324)       (344,350)
                                                  --------        --------
Net increase in cash and cash equivalents              856         652,655

Cash and cash equivalents at beginning
  of period                                      2,014,556       1,320,610
                                                  --------        --------
Cash and cash equivalents at
  end of period                                $ 2,015,412      $1,973,265
                                                 =========      ==========





                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the three months ended March 31, 2000 and 1999. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 1999 Annual Report.

         2. The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Cash payments for interest were $ 73 and $73 for the three months ended March 31, 2000 and March 31, 1999 respectively.

         Cash payments for income taxes were $51,818 and $41,508 for the three months ended March 31, 2000 and March 31, 1999 respectively.

      4. Comprehensive Income

          The components of comprehensive income are as follows:

                                                      2000               1999
                                                    -------            -------
               Net income                        $  623,077         $  400,136
                                                    -------            -------
               Other Comprehensive income
                 Unrealized gain on
                   marketable securites               9,833                120
                                                    -------             -------
               Net unrealized gain                    9,833                120
                                                    -------            -------
               Income tax expense on
                 comprehensive income                 3,734               -
                                                    -------            -------
               Other comprehensive income             6,099                120
                                                    -------            -------
               Comprehensive income              $  629,176         $  400,256

         The components of accumulated other comprehensive income are unrealized gains on marketable securities.

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

         The accounting polices used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 1998 annual report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. Corporate represents those assets, liabilities and expenses not allocable to specific segments. The following information about the two segments is for the three months ended March 31, 2000 and 1999.

                                                     2000                                         1999
                                      ----------------------------------           ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL           GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       -----------  -----------   -----------
Earnings from external customers    $ 2,463,441   $   449,908   $ 2,913,349       $1,981,825   $   432,150   $ 2,413,975
Depreciation and amortization            42,594         -            42,594           41,565         -            41,565
Segment earnings (loss) before
  income taxes                          939,618        58,607       998,225          654,979         5,971       660,950

Segment assets                        2,673,727       536,158     3,209,885        2,734,473       582,511     3,316,984

Expenditure for segment assets           52,466          -           52,466              736          -              736


Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $  998,225                                  $   660,950
Other earnings                                                       39,378                                       18,855
Corporate headquarters expense                                      (43,826)                                     (42,869)
                                                                   --------                                    ---------
Consolidated earnings before income taxes                        $  993,777                                  $   636,936

Assets
------
Total assets for reportable segments                            $ 3,209,885                                  $ 3,316,984
Corporate headquarters                                            5,171,767                                    3,669,196
                                                                  ---------                                    ---------
      Total consolidated assets                                 $ 8,381,652                                  $ 6,986,180
                                                                  =========                                    =========

Other Significant Items
-----------------------
                                                2000                                           1999
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals      Corporate        Totals            Totals      Corporate        Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Interest expense               $    -       $      73      $      73          $    -       $      73      $      73
Expenditures for assets          52,466        10,000         62,466               736         5,739          6,475
Depreciation and amortization    42,592        34,578         77,170            41,565        33,913         75,478

Geographic Information
----------------------
                                           2000                           1999
                                  ----------------------        ----------------------
                                    Revenues    Long-Lived        Revenues    Long-Lived
                                                  Assets                         Assets
                                   ----------   -----------     -----------   -----------
United States                     $ 1,339,222   $ 1,488,584     $ 1,489,556   $ 1,654,367
France                                686,022                       287,247
Other countries                       888,105                       637,172
                                    ---------     ---------       ---------     ---------
                                  $ 2,913,349   $ 1,488,584     $ 2,413,975   $ 1,654,367
                                    =========     =========       =========     =========
Major Customers
---------------
Customer A (Guardian)             $   706,719                   $   491,215
Customer B (Guardian)                 662,267                       260,269
All other customers                 1,544,363                     1,662,491
                                    ---------                     ---------
                                  $ 2,913,349                   $ 2,413,975
                                    =========                     =========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

         Net sales increased $499,374 (20.7%) for the three months ended March 31, 2000 as compared to the comparable period in 1999. The Guardian Laboratories division ("Guardian") had a sales increase of $481,615 (24.3%) while the Eastern Chemical subsidiary ("Eastern") had a sales increase of $17,759 (4.1%). The increase in Guardian's sales was mainly due to increases in sales of some of Guardian's core products as a result of the efforts of its marketing partners, as well as normal fluctuations in the purchasing patterns of its customers. The increase in Eastern's sales was primarily the result of normal fluctuations in the purchasing patterns of its customers.

         Cost of sales as a percentage of net sales decreased from 54.4% for the three months ended March 31, 1999 to 50.5% in the comparable period in 2000. The decrease was mainly due to an effeciency in overhead absorbtion created by an increase in production for the first quarter of 2000.

         Operating expenses increased $4,736 (1.0%) in the three months ended March 31, 2000 when compared to the comparable period in 1999. This increase was mainly due to an increase in advertising costs

         Investment income increased $20,478 (107.9%) for the three months ended March 31, 2000 when compared to the comparable period in 1999. This increase is primarily due to an increase in temporary investments.

          The provision for income taxes increased from $236,800 for the three months ended March 31, 1999 to $370,700 for the comparable period in 2000. This increase is mainly due to the increase in earnings before income taxes of $356,841 (56.0) between years. The Company's effective rate of 37% remained unchanged for both periods.

Liquidity and Capital Resources

         Working capital increased from $5,163,798 at December 31, 1999 to $5,817,436 at March 31, 2000. The current ratio increased from 6.9 to 1 at December 31, 1999 to 9.0 to 1 at March 31, 2000. The increase in working capital is primarily due to increases in cash provided by operations. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements and its need for capital expenditures.

         Cash flows from operating activities increased $194,146 (40.4%) for the three months ended March 31, 2000 when compared to the comparable period in 1999. This increase is mainly due to the increased earnings in 2000 as compared to 1999.

         Cash flows from investing activities decreased $808,971 (156.7%)for the three months ended March 31, 2000 when compared to the comparable period in 1999. This decrease is mainly due to an increase in temporary investments.

         Cash flows from financing activities decreased $36,974 (10.7%) in the three months ended March 31, 2000 when compared to the comparable period in 1999. This decrease is primarily due to the increase in cash dividends paid.

Impact of the "Year 2000" Issue

         At the end of 1999 the Registrant experienced no problems related to the Year 2000 ("Y2K") issue, either internally or with any of its customers or suppliers. In 1998 the Registrant purchased new computer equipment to enable it to run a new Y2K compliant version of its accounting software, and at the end of 1999 and beginning of 2000 the Registrant did not experience any Y2K problems with its accounting software or any of its other computer programs. All of the Registrant's costs associated with bringing its systems into Y2K compliance were incurred in 1998, and no additionl costs were incurred in 1999.

         All of the Registrant's key non-information technology systems were determined to be Y2K compliant prior to the end of 1999, and none experienced any problems at the end of 1999 and beginning of 2000.

         Registrant believes that it has made all of the changes necessary to avoid any future problems related to the Y2K isssuse, and does not expect to incur any further expense in this area.


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

Date:  May 11, 2000