Form 10QSB
period 2000-06-30
UNITED GUARDIAN INC
filed 2000-08-04
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended     June 30, 2000
                               ----------------------

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

                              (631) 273-0900
-------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

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


                           Cover Page 1 of 2 Pages

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                4,899,039
                              -------------







































                              Cover Page 2 of 2 Pages

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Six Months Ended
                  June 30, 2000 and 1999                               2

         Consolidated Balance Sheets -
                  June 30, 2000 and December 31, 1999                  3-4

         Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2000 and 1999              5

         Consolidated Notes to Financial Statements                    6-9

         Management's Discussion and Analysis of
                    Financial Condition and Results of
                  Operations                                           10-11

Part II. Other Information                                             12

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                               SIX MONTHS ENDED           THREE MONTHS ENDED
                                   JUNE 30,                     JUNE  30,
                               2000         1999          2000          1999
                               ----         ----          ----          ----
Revenue:
  Net sales               $ 5,853,810  $ 4,966,017    $ 2,940,461  $ 2,552,042
                            ---------    ---------      ---------    ---------
Costs and expenses:
  Cost of sales             2,874,747    2,618,772      1,403,662    1,306,007
  Selling, general and
    administrative          1,126,143    1,047,141        638,278      564,012
                            ---------    ---------      ---------    ---------
                            4,000,890    3,665,913      2 041,940    1,870,019
                            ---------    ---------      ---------    ---------
      Earnings from
         operations         1,852,920    1,300,104        898,521      682,023

Other income (expense):
  Interest expense               (134)         (73)           (61)         -
  Investment Income            91,088       42,261         51,637       23,288
  Other                           -            (72)          -             (27)
                             ---------    ---------      ---------    ---------
        Earnings before
         income taxes       1,943,874    1,342,220        950,097      705,284


Provision for
   income taxes               725,500      500,600        354,800      263,800
                            ---------    ---------      ---------    ---------

      Net earnings        $ 1,218,374  $   841,620    $   595,297  $   441,484
                            =========    =========      =========    =========
Earnings per common
   share - Basic and
   Diluted                $      0.25  $      0.17    $      0.12  $      0.09
                            =========    =========      =========    =========

Basic weighted average
   shares                   4,892,934    4,883,139      4,895,609    4,883,139
                            =========    =========      =========    =========
Diluted weighted
   average shares           4,920,646    4,900,646      4,923,387    4,900,835
                            =========    =========      =========    =========







                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30         DECEMBER 31
                                                2000               1999
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $    2,218,511      $    2,014,556
    Temporary investments                    2,003,728           1,050,238
    Marketable securities                      291,843             286,791
    Accounts receivable
         (less allowance for doubtful
          accounts of $54,949 at
          June 30, 2000 and $60,700 at
          December 31, 1999)                 1,050,541             984,791
     Inventories                             1,070,583           1,311,183
     Prepaid expenses and other
          current assets                       244,667             220,723
     Deferred income taxes                     173,259             174,193
                                           -----------         -----------
              Total current assets           7,053,132           6,042,475
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,567,746           2,471,632
     Building and improvements               1,981,845           1,980,404
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,752,123           4,654,568
      Less: Accumulated depreciation         3,415,449           3,290,120
                                           -----------         -----------
                                             1,336,674           1,364,448
                                           -----------         -----------
Other assets:
      Processes and patents, net               112,918             138,840
      Split dollar life insurance              348,161             348,161
      Other                                      1,000               1,000
                                           -----------         -----------
                                               462,079             488,001
                                           -----------         -----------
                                        $    8,851,885      $    7,894,924
                                           ===========         ===========








                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             JUNE 30,          DECEMBER 31,
                                               2000                1999
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  391,131
   Accounts payable                           223,732             281,422
   Accrued expenses and other                 361,856             195,932
   Current portion of long-term
      debt                                     10,290              10,192
                                            ---------           ---------
         Total current liabilities            595,878             878,677
                                            ---------           ---------
Long-term debt, net of current
   portion                                        866               6,036
                                            ---------           ---------
Deferred income taxes                          10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized 10,000,000 shares,
      issued and outstanding 4,899,039
      and 4,889,339 respectively              489,904             488,934
   Capital in excess of par value           3,367,328           3,343,417
   Accumulated other comprehensive
       income                                  16,411              14,736
   Retained earnings                        4,371,498           3,153,124
                                            ---------           ---------
         Total stockholders' equity         8,245,141           7,000,211
                                            ---------           ---------
                                         $  8,851,885        $  7,894,924
                                            =========           =========














                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          SIX MONTHS ENDED
                                                                 JUNE 30,
                                                               --------
                                                         2000           1999
                                                       -------        -------

Cash flows provided by operating activities:
  Net earnings                                     $ 1,218,374    $   841,620
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    151,251        151,847
      Provision for doubtful accounts                     -              (460)
      (Increase) decrease in assets:
         Accounts receivable                           (65,750)      (183,763)
         Inventories                                   240,600        125,896
         Prepaid expense and other current assets      (23,944)       (11,521)
      Increase (decrease) in liabilities:
         Accounts payable                              (57,690)      (126,327)
         Accrued expenses and other                    165,924        180,788
                                                      --------       --------
      Net cash provided by operating activities      1,628,765        978,080
                                                      --------       --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment        (97,555)       (14,851)
   Net change in temporary investments                (953,490)      (514,769)
   Purchase of marketable securities                    (2,443)        (2,523)
   Proceeds from sale of marketable securities            -            24,854
                                                      --------       --------
      Net cash used in investing activities         (1,053,488)      (507,289)
                                                      --------       --------
Cash flows from financing activities:
   Principal payments on long-term debt                 (5,072)        (5,133)
   Proceeds from exercise of stock options              24,881           -
   Dividends Paid                                     (391,131)      (341,820)
                                                      --------       --------
     Net cash used in financing activities            (371,322)      (346,953)
                                                      --------       --------

Net increase in cash and cash
  equivalents                                          203,955        123,838

Cash and cash equivalents at beginning
  of period                                          2,014,556      1,320,610
                                                     ---------      ---------
Cash and cash equivalents at end of period         $ 2,218,511    $ 1,444,448
                                                     =========      =========




                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the three and six months ended June 30, 2000 and 1999. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 1999 Annual Report to Shareholders.

         2. The results of operations for the three and six months ended June 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         3. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

             Cash payments for interest were $134 and $73 for the six months ended June 30, 2000 and 1999 respectively.

             Cash payments for taxes were $730,867 and $883,368 for the six months ended June 30, 2000 and 1999 respectively.

         4. Comprehensive Income

           The components of comprehensive income are as follows:

                                                         Six months ended
                                                                 June 30,
                                                      2000             1999
                                                    -------          -------
                Net income                       $1,218,374        $ 841,620
                                                  ---------          -------
                Other comprehensive income
                   Unrealized gain on
                     marketable securities            2,609            5,873
                                                  ---------          -------
                Net unrealized gains                  2,609            5,873
                                                  ---------          -------
                Income tax expense on
                  comprehensive income                  934            2,173
                                                  ---------          -------
                Other comprehensive income            1,675            3,700
                                                  ---------          -------
                Comprehensive income             $1,220,049        $ 845,320
                                                  =========          =======


         The component of accumulated other comprehensive income is unrealized gains on marketable securities.

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         5. Earnings Per Share

         The following table sets for the computation of basic and diluted earnings per share at June 30, 2000 and 1999.

                                                     2000             1999
                                                    -------          -------
          Numerator:
            Net income                            $1,218,374       $  841,620
                                                   ---------        ---------

          Denominator:
            Denominator for basic earnings
            per share (weighted average
            shares)                                4,892,934         4,883,139

            Effect of dilutive securities :
              Employee stock options                  27,712            17,705
                                                   ---------         ---------
            Denominator for diluted earnings
            per share (adjusted weighted-average
            shares) and assumed conversions        4,920,646         4,900,646
                                                   =========         =========
          Basic and diluted earnings per share    $     0.25        $    0.17
                                                   =========         =========

         Options to purchase 21,000 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2000 and 1999 as their inclusion would be antidilutive.


         6. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian
segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 1999 Annual Report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. Corporate represents those assets, liabilities and expenses not allocable to specific segments. The following information about the two segments is for the six months ended June 30, 2000 and 1999.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                                     2000                                           1999
                                     ------------------------------------           ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL           GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------      ------------   ------------   -----------
Revenues from external customers   $ 5,020,389    $   833,421    $ 5,853,810      $ 4,109,308    $   856,709    $ 4,966,017
Depreciation and amortization           83,513           -            83,513           83,180           -            83,180
Segment earnings (loss before
  income taxes)                      1,867,382         80,506      1,947,888        1,366,608          20,272     1,386,880

Segment assets                       2,452,040        459,530      2,911,570        2,291,795         515,283     3,207,078

Expenditures for segment assets         85,619            -           85,619            1,816            -            1,816

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                             1,947,888                                      1,386,880
Other earnings                                                        90,954                                         42,116
Corporate headquarters expense                                       (94,968)                                       (86,776)
                                                                 -----------                                    -----------
Consolidated earnings before income
   taxes                                                           1,943,874                                      1,342,220

Assets
------
Total assets for reportable segments                               2,911,570                                      3,207,078
Corporate headquarters                                             5,940,315                                      4,142,586
                                                                 -----------                                    -----------
      Total consolidated assets                                  $ 8,851,885                                    $ 7,349,664
                                                                 ===========                                    ===========

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Other significant items
-----------------------
                                                     2000                                           1999
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals      Adjustments       Totals              Totals      Adjustments       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                    $    -        $      134     $       134         $    -        $       73     $        736
Expenditures for assets                85,619         11,936          97,555             1,816         13,035          14,8511
Depreciation and amortization          83,513         67,738         151,251            83,180         68,667         151,8479

Geographic Information
----------------------
                                                       2000                                1999
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,982,324   $    1,449,592        $ 2,951,333   $    1,586,373
France                                         954,792                             658,023
Other countries                              1,916,694                           1,356,661
                                           -----------    -------------        -----------    -------------
                                           $ 5,853,810   $    1,449,592        $ 4,966,017   $    1,586,373
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)                      $ 1,060,834                         $ 1,070,451
Customer B (Guardian)                          911,790                             612,594
All other customers                          3,881,186                           3,282,972
                                           -----------                         -----------
                                           $ 5,853,810                         $ 4,966,017
                                           ===========                         ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         Net sales increased $887,793 (17.9%) for the six months ended June 30, 2000 compared to the comparable period in 1999. The Guardian Laboratories division ("Guardian") had a sales increase of $911,081 (22.2%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $23,288 (2.7%).

         For the three month period ended June 30, 2000, revenue increased $388,419 (15.2%) over the comparable period in 1999. Guardian sales increased $429,465 (20.2%), while Eastern sales decreased $41,046 (9.7%).

         The increase in Guardian's sales was mainly due to increases in sales of some of Guardian's core products as a result of the efforts of its marketing partners, as well as normal fluctuations in the purchasing patterns of its customers. The decrease in Eastern's sales was primarily the result of normal fluctuations in the purchasing patterns of customers.

         Cost of sales
         -------------

         Cost of sales as a percentage of sales decreased to 49.1% for the six months ended June 30, 2000 from 52.7% for the comparable period ended June 30, 1999. For the three month period ended June 30, 2000 compared to the three month period June 30, 1999 the cost of sales as a percentage of sales decreased to 47.7% from 51.2%. The decreases were mainly due to an efficiency in overhead absorption created by in increase in production during the first six months in 2000.

         Operating Expenses
         ------------------

         Operating expenses increased $79,002 (7.5%) in the six months ended June 30, 2000 compared to the comparable period in 1999. For the three months ended June 30, 2000 operating expenses increased $74,266 (13.2%) over the comparable period in 1999. These increases were primarily due to the payment in the second quarter of 2000 of employee bonuses in accordance with a new company-wide employee bonus program that was implemented in the second quarter of 1999. The program calls for the payment once a year of a bonus to all qualifying employees when the Compensation Committee of the Board of Directors determines, usually at the end of June of the year following the year upon which the bonus is based, that operating results for the prior fiscal year and year to date are satisfactory enough to do so.

         Investment income
         ---------------

         Investment income increased $48,827 (115.5%) for the six months ended June 30, 2000 when compared to the comparable period in 1999, and $28,349 (121.7%) for the three months ended June 30, 2000 when compared to the comparable period in 1999. These increases are primarily due to an increase in short term invested balances.


         Provision for income taxes
         --------------------------

         The provision for income taxes increased $224,900 (44.9%) for the six months ended June 30, 2000 when compared to the comparable period in 1999, and $91,000 (34.5%) for the three months ended June 30, 2000 when compared to the comparable period in 1999. These increases are due to increased earnings before taxes of $601,654 for the six months ended June 30, 2000 and $244,813 for the three months ended June 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $5,163,798 at December 31, 1999 to $6,457,254 at June 30, 2000. The current ratio increased from 6.9 to 1 at December 31, 1999 to 11.8 to 1 at June 30, 2000. The Company has no commitments for any further significant capital expenditures during the remainder of 2000, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows provided by operating activities increased $650,685 (66.5%) for the six months ended June 30, 2000 when compared the comparable period in 1999. This increase relates primarily to the increase in earnings.

         Cash flows used in investing activities increased $546,199 (107.7%) in the six months ended June 30, 2000 when compared to the comparable period in 1999. This increase is mainly due additional investments in temporary investments.

         Cash flows used in financing activities increased $24,369 (7.0%) in the six months ended June 30, 2000 when compared to the comparable period in 1999. This increase is mainly due to the increase in cash dividends paid in 2000 when compared to 1999.

IMPACT OF THE "YEAR 2000" ISSUE

         All of the Registrant's key information and non-information technology systems were determined to be, or made to be, Year 2000 ("Y2K") compliant prior to the end of 1999, and none experienced any problems at the end of 1999 and beginning of 2000. Registrant believes that it has made all of the changes necessary to avoid any future problems related to the Y2K issue, and does not expect to incur any further expense in this area.

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


Date:  August 3, 2000