Form 10QSB
period 2000-09-30
UNITED GUARDIAN INC
filed 2000-11-02
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended   September 30, 2000
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of October 24, 2000:
                                -----------------

                                4,860,739
-------------------------------------------------------------------------





































                               Cover Page 2 of 2

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Nine Months Ended
                  September 30, 2000 and 1999                          2

         Consolidated Balance Sheets -
                  September 30, 2000 and December 31, 1999             3-4

         Consolidated Statements of Cash Flows -
                  Nine Months Ended
                  September 30, 2000 and 1999                          5

         Consolidated Notes to Financial Statements                    6-10

         Management's Discussion and Analysis of
                    Financial Condition and Results of
                  Operations                                           11-12

Part II. Other Information                                             13

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                                NINE MONTHS ENDED          THREE MONTHS ENDED
                                  September 30,               September  30,
                                2000         1999           2000         1999
                                ----         ----           ----         ----
Revenue:
  Net sales                $ 7,795,787  $ 7,093,503    $ 1,941,977  $ 2,127,486
                             ---------    ---------      ---------    ---------
Costs and expenses:
  Cost of sales              3,791,152    3,786,891        916,405    1,168,119
  Selling, general and
    administrative           1,639,314    1,541,776        513,171      494,635
                             ---------    ---------      ---------    ---------
                             5,430,466    5,328,667      1,429,576    1,662,754
                             ---------    ---------      ---------    ---------
      Earnings from
         operations          2,365,321    1,764,836        512,401      464,732

Other income (expense):
  Interest expense                (354)        (327)          (220)        (254)
  Investment income            154,720       62,311         63,632       20,050
  Other                           -            (72)           -            -
                             ---------    ---------      ---------    ---------
        Earnings before
         income taxes        2,519,687    1,826,748        575,813      484,528


Provision for
   income taxes                940,000      681,400        214,500      180,800
                              --------    ---------      ---------    ---------

      Net earnings         $ 1,579,687  $ 1,145,348    $   361,313  $   303,728
                             =========    =========      =========    =========
Earnings per common
   share - Basic and
   Diluted                 $      0.32  $      0.23    $      0.07  $      0.06
                             =========    =========      =========    =========
Basic weighted average
   shares                    4,892,270    4,884,568      4,890,956    4,887,378
                             =========    =========      =========    =========
Diluted weighted
   average shares            4,920,441    4,902,309      4,920,396    4,905,588
                             =========    =========      =========    =========



                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30,       DECEMBER 31,
                                                2000               1999
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $    1,016,550      $    2,014,556
    Temporary investments                    3,174,755           1,050,238
    Marketable securities                      291,126             286,791
    Accounts receivable
         (less allowance for doubtful
          accounts of $54,949 at
          September 30, 2000 and $60,700
          December 31, 1999)                   859,833             984,791
     Inventories                             1,465,292           1,311,183
     Prepaid expenses and other
          current assets                       255,536             220,723
     Deferred income taxes                     173,780             174,193
                                           -----------         -----------
              Total current assets           7,236,872           6,042,475
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,603,296           2,471,632
     Building and improvements               1,981,846           1,980,404
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,787,674           4,654,568
      Less: Accumulated depreciation         3,476,222           3,290,120
                                           -----------         -----------
                                             1,311,452           1,364,448
                                           -----------         -----------
Other assets:
      Processes and patents, net                99,957             138,840
      Split dollar life insurance                 -                348,161
      Note receivable-officer                  143,161                -
      Other                                      1,000               1,000
                                           -----------         -----------
                                               244,118             488,001
                                           -----------         -----------
                                        $    8,792,442      $    7,894,924
                                           ===========         ===========



                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30,      DECEMBER 31,
                                               2000                1999
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                            ---            $  391,131
   Accounts payable                        $  180,322             281,422
   Accrued expense and other                  187,943             195,932
   Current portion of long-term
      debt                                      8,602              10,192
                                            ---------           ---------
         Total current liabilities            376,867             878,677
                                            ---------           ---------
Long-term debt, net of current
   portion                                       -                  6,036
                                            ---------           ---------
Deferred income taxes                          10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized 10,000,000 shares,
      issued 4,900,739 and 4,889,339
      shares, outstanding 4,860,739
      and 4,889,339 shares                    490,074             488,934
   Capital in excess of par value           3,372,258           3,343,417
   Accumulated other comprehensive
       income                                  15,432              14,736
   Retained earnings                        4,732,811           3,153,124
   Treasury stock at cost 40,000 shares      (205,000)               -
                                            ---------           ---------
         Total stockholders' equity         8,405,575           7,000,211
                                            ---------           ---------
                                         $  8,792,442        $  7,894,924
                                            =========           =========








                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                       NINE MONTHS ENDED
                                                         September 30,
                                                         -------------
                                                      2000           1999
                                                    -------        -------
Cash flows provided by operating activities:
  Net earnings                                  $ 1,579,687    $ 1,145,348
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                 224,985        241,823
      Loss on sale of marketable securities            -             3,214
      Provision for doubtful accounts                (5,751)          (460)
      Provision for inventory obsolescence             -            10,000
     (Increase) decrease in assets:
         Accounts receivable                        130,709        155,711
         Inventories                               (154,109)       (28,978)
         Prepaid expense and other assets           (34,813        (19,284)
      Increase (decrease) in liabilities:
         Accounts payable                          (101,100)      (123,867)
         Accrued expenses and other,
            and taxes payable                        (7,989)        44,022
                                                   --------       --------
      Net cash provided by operating activities   1,631,619      1,427,529
                                                   --------       --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment    (133,106)       (75,968)
   Net change in temporary investments           (2,124,517)      (314,914)
   Purchase of marketable securities - net           (3,226)      (203,114)
   Proceeds from sale of marketable securities         -            24,854
                                                   --------       --------
      Net cash (used in) investing activities    (2,260,849)      (569,142)
                                                   --------       --------
Cash flows from financing activities:
   Principal payments on long-term debt              (7,626)        (7,483)
   Proceeds from exercise of stock options           29,981         12,750
   Dividends paid                                  (391,131)      (341,820)
                                                   --------       --------
     Net cash (used in) financing activities       (368,776)      (336,553)
                                                   --------       --------

Net (decrease) increase in cash and cash
  equivalents                                     ( 998,006)       521,834

Cash and cash equivalents at beginning
  of period                                       2,014,556      1,320,610
                                                  ---------      ---------
Cash and cash equivalents at end of period      $ 1,016,550    $ 1,842,444
                                                  =========      =========


                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30,2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 1999 Annual Report to Shareholders.

         2. The results of operations for the three and nine months ended September 30,2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

         3. Inventories

     Inventories consist of the following:

                                              September 30,     December 31,
                                                  2000              1999
                                              -----------       -----------
     Raw materials and work-in-process ...... $   355,197       $  279,851
     Finished products and fine chemicals ...   1,110,095        1,031,332
                                               ----------        ---------
                                                1,465,292       $1,311,183
                                               ==========        =========

         4. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

            Cash payments for interest were $354 and $327 for the nine months ended September 30, 2000 and 1999 respectively.

            Cash payments for taxes were $1,027,826 and $680,199 for the nine months ended September 30, 2000 and 1999 respectively.

         5. Comprehensive Income

            The components of comprehensive income are as follows:

                                                     2000              1999
                                                  ---------         ---------
                Net income                       $1,579,687        $1,145,348
                                                  ---------         ---------
                Other Comprehensive Income
                   Unrealized gain (loss) on
                     marketable securities            1,109            (6,431)
                                                    -------           -------
                Net unrealized gain (loss)            1,109            (6,431)
                                                    -------           -------

                Income tax benefit on
                  comprehensive gain (loss)             413            (2,400)
                                                    -------           -------
                Other comprehensive gain (loss)         696            (4,031)
                                                  ---------           -------
                Comprehensive income             $1,580,383        $1,141,317
                                                  =========         =========


         The component of accumulated other comprehensive income is unrealized gains on marketable securities.

         6. Earnings Per Share

            The following table sets for the computation of basic and diluted earnings per share at September 30, 2000 and 1999.

                                             Nine Months Ended         Three Months Ended
                                               September 30,              September 30
                                             2000        1999           2000         1999
                                           -------      -------       --------     -------
Numerator:
  Net income                            $1,579,687   $1,145,348      $ 361,313     303,728
                                         ---------    ---------      ---------     -------

Denominator:
  Denominator for basic earnings
    per share (weighted average
    shares)                              4,892,270    4,884,568      4,890,956   4,887,378

  Effect of dilutive securities:
    Employee stock options                  28,171       17,741         29,440      18,210
                                         ---------    ---------      ---------   ---------
  Denominator for diluted earnings
    per share (adjusted weighted-
    average shares) and assumed
    conversions                          4,920,441    4,902,309      4,920,396   4,905,588
                                         =========    =========      =========   =========
Basic and diluted earnings
  per share                             $     0.32   $     0.23     $      .07  $      .06
                                         =========    =========      =========   =========

         Options to purchase 21,000 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2000 and 1999 as their inclusion would be antidilutive.

         7. The life insurance policy of an officer was terminated on July 8, 2000. The Company had carried the cost of the split dollar insurance, aggregating $348,161, as "Other assets" on its balance sheet. Upon termination, the officer executed a promissory note agreeing to repay the Company its entire cost. The promissory note, which is due on July 8, 2003, bears interest at 6.6% per annum. On September 12, 2000, 40,000 shares were surrendered by the officer in partial repayment of the promissory note. The reduction in the note by $205,000 was determined based upon the closing stock price on the date that such shares were surrendered multiplied by the number of shares surrendered. The cost of the surrendered shares have been classified as "Treasury stock" in the accompanying balance sheet.

         8. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian
segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 1999 annual report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the nine months ended September 30, 2000 and 1999.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

                                                     2000                                           1999
                                     ------------------------------------           ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL           GUARDAIN       EASTERN         TOTAL
                                   ------------   ------------   -----------      ------------   ------------   -----------
Revenues  from external customers   $ 6,620,110    $ 1,175,677    $ 7,795,787      $ 5,704,723    $ 1,388,780    $ 7,093,503
Depreciation and amortization           123,729           -           123,729          136,605          -            136,605
Segment earnings before
  income taxes                        2,410,028         92,468      2,502,496        1,808,389         89,336      1,897,725
Segment assets                        2,410,648        519,781      2,930,429        2,336,162        594,017      2,930,179
Expenditures for segment assets         117,650           -           117,650           36,718                        36,718

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                            $ 2,502,496                                    $ 1,897,725
Other earnings                                                        154,366                                         61,912
Corporate headquarters expense                                       (137,175)                                      (132,889)
                                                                   -----------                                    -----------
Consolidated earnings before income
   taxes                                                          $ 2,519,687                                    $ 1,826,748

Assets
------
Total assets for reportable segments                              $ 2,930,429                                    $ 2,930,179
Corporate headquarters                                              5,862,013                                      4,587,003
                                                                   -----------                                    -----------
      Total consolidated assets                                   $ 8,792,442                                    $ 7,517,182
                                                                   ===========                                    ===========

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

Other significant items
-----------------------
                                                     2000                                           1999
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals      Adjustments       Totals              Totals      Adjustments       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                         -        $      354     $       354               -        $      327     $       327
Expenditures for assets             $ 117,650         15,456         133,106         $   36,718         39,250          75,968
Depreciation and amortization         123,729        101,256         224,985            136,605        105,218         241,823

Geographic Information
----------------------
                                                       2000                                1999
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 4,078,743    $  1,411,409         $ 3,384,935    $  1,557,513
France                                       1,022,465                             831,507
Other countries                              2,694,579                           2,877,061
                                           -----------    -------------        -----------    -------------
                                           $ 7,795,787    $  1,411,409         $ 7,093,503    $  1,557,513
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)                      $ 1,365,181                         $ 1,508,940
Customer B (Guardian)                          969,341                             777,342
All other customers                          5,461,265                           4,807,221
                                           -----------                         -----------
                                           $ 7,795,787                         $ 7,093,503
                                           ===========                         ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         For the nine month period ended September 30, 2000 net sales increased $702,284 (9.9%) versus the comparable period in 1999. The Guardian Laboratories division ("Guardian") had a sales increase of $915,387 (16.0%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $213,103 (15.3%).

         For the three month period ended September 30, 2000 revenue increased $185,508 (8.7%) over the comparable period in 1999. Guardian sales increased $4,307 (.3%), while Eastern sales decreased $189,815 (35.7%).

         The increase in Guardian's sales was mainly due to the increases in sales of some of Guardian's core products as a result of the efforts of its marketing partners, as well as normal fluctuations in the purchasing patterns of its customers. The decrease in Eastern's sales was the result of both a downsizing of the Eastern operation as well normal fluctuations in the purchasing patterns of customers.

         Cost of sales
         -------------

         Cost of sales as a percentage of sales decreased to 48.6% for the nine months ended September 30, 2000 from 53.4% for the comparable period ended September 30, 1999. For the three month period ended September 30, 1999 compared to the three month period September 30, 1999 the cost of sales as a percentage of sales decreased to 47.2% from 54.9%. The nine month decrease was mainly due to an efficiency in overhead absorption created by an increase in production during the first nine months in 2000. The three month decrease is mainly due to the decrease in Eastern Chemical sales which have higher cost of sales than Guardian.

         Operating Expenses
         ------------------

         Operating expenses increased $97,538 (6.3%) in the nine months ended September 30, 2000 compared to the comparable period in 1999. For the three months ended September 30,2000 operating expenses increased $18,536 (3.7%) over the comparable period in 1999. These increases were primarily due to the payment in the second quarter of 2000 of employee bonuses in accordance with a new company-wide employee bonus program that was implemented in the second quarter of 1999. The program calls for the payment once a year of a bonus to all qualifying employees when the Compensation Committee of the Board of Directors determines, usually at the end of June of the year following the year upon which the bonus is based, that operating results for the prior year and year to date are satisfactory enough to do so.

         Investment income
         ---------------

         Investment income increased $92,409 (148.3%) for the nine months ended September 30, 2000 when compared to the comparable period in 1999, and $43,582 (217.4%) for the three months ended September 30, 2000 when compared to the comparable period in 1999. These increases are primarily due to an increase in short term invested balances.


         Provision for income taxes
         --------------------------

         The provision for income taxes increased $258,600 (38.0%) for the nine months ended September 30,2000 when compared to the comparable period in 1999, and $33,700 (18.6%) for the three months ended September 30, 2000 when compared to the comparable period in 1999. These increases are due to increased earnings before taxes of $692,940 (37.9%)for the nine months ended September 30,2000 and $91,286 (18.8%)for the three months ended September 30,1999.


LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $5,163,798 at December 31, 1999 to $6,860,005 at September 30, 2000. The current ratio increased from 6.9 to 1 at December 31, 1999 to 19.2 to 1 at September 30, 2000. The Company has no commitments for any further significant capital expenditures during the remainder of 2000, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows provided by operating activities increased $204,090 (14.3%) for the nine months ended September 30, 2000 when compared the comparable period in 1999. This increase relates primarily to the increase in earnings.

         Cash flows used in investing activities increased $1,691,707 (297.2%) in the nine months ended September 30, 2000 when compared to the comparable period in 1999. This increase is mainly due to additional purchases of temporary investments.

         Cash flows used in financing activities increased $32,223 (9.6%) in the nine months ended September 30, 2000 when compared to the comparable period in 1999. This increase is mainly due to the increase in dividends paid in 2000 compared to 1999.

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


Date: November 2, 2000