Form 10KSB
period 2000-12-31
UNITED GUARDIAN INC
filed 2001-03-22
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                               FORM 1O-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 2000.

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

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                           Cover Page 1 of 2 Pages

         Indicate by check mark if there is no disclosure herein of delinquent filers pursuant to Item 405 of Regulation S-B, and if, to the best of registrant's knowledge, no disclosure will be contained in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the fiscal year ended December 31, 2000 were $10,447,373.

         On March 1, 2001 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $14,170,212 (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant are affiliates of the Registrant and no person, other than Alfred R. Globus, is an affiliate by virtue of his stockholdings. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

         As of March 1, 2000 the Registrant had issued 4,901,339 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,861,339 shares were outstanding and 40,000 held as Treasury stock as of that date.

         Transitional  Small Business  Disclosure Format (check one):
Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain information required by Part III (portions of Item 9, as well as Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "2001 Proxy Statement") in connection with its 2001 annual meeting of stockholders, which is to be filed no later than April 20, 2001 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.

















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

         The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are Registrant's LUBRAJEL(R) line of cosmetic ingredients, which accounted for approximately 61.2% of the Registrant's sales in 2000, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 15.0% of the Registrant's sales in 2000. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

         (2) Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Registrant, distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. Since the Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Registrant believes has greater growth potential, the Registrant is in the process of reducing Eastern's inventory levels in order to make the subsidiary more marketable in the event Registrant decides to sell the Eastern operation at some future date. Registrant believes that if the Registrant were to sell Eastern, the loss of revenue from that subsidiary would not significantly impact the Registrant's net income.

(b)      Narrative Description of Business

         Guardian Laboratories Division

         Guardian conducts research, product development, manufacturing and marketing of many different personal care products, pharmaceuticals, medical devices, health care products, cosmetic bases, and proprietary specialty chemical products, all of which are developed by the Registrant, and many of which have unique properties. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Guardian's proprietary cosmetic and specialty chemical products are sold through marketing partners and distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are sold to end users primarily through drug wholesalers and surgical supply houses. There are also indirect sales to the Veteran's Administration and other government agencies, and to some hospitals and physicians.

         During 2000, Guardian's sales accounted for approximately 85.5% of Registrant's total product sales.

         Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 2000 sales from these two product lines accounted for approximately 89.1% of Guardian's sales, and 76.2% of the sales of the Registrant as a whole.

         LUBRAJEL

         LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on prelubricated enema tips and thermometers, and as a lubricant for catheters. During 2000, sales of LUBRAJEL products increased by 41.3% from $4,527,845 in 1999 to $6,396,186 in 2000. Sales of LUBRAJEL products represented 71.6% of Guardian's sales and 61.2% of the sales of the Registrant as a whole. The most important product in the LUBRAJEL line in 2000 was LUBRAJEL CG (the original form of LUBRAJEL), which increased in sales from $1,623,778 in 1999 to $2,175,097 in 2000, an increase of 34%. Sales of the second largest revenue producer in the Lubrajel line, LUBRAJEL MS, increased 64% from $1,055,096 in 1999 to $1,730,202 in 2000. LUBRAJEL OIL, another important product in the LUBRAJEL line, increased 82.6% from $356,757 in 1999 to $651,456 in 2000. The Registrant believes that the increase in LUBRAJEL sales was primarily the result of greater market penetration into Registrant's existing markets through the joint efforts of Registrant and its marketing partners, as well as the opening of new markets, particularly in mainland China, by Registrant's marketing partners. None of the revenue increase was the result of price increases, since Registrant has made an effort to maintain pricing at 1999 levels on its personal care products.

         As a result of the continuing efforts of its marketing partners and distributors Registrant believes that LUBRAJEL sales will continue to increase in 2001 in the United States, Asia, and Europe. These sales increases may be offset somewhat by continuing competition from products introduced by Registrant's competitors. Despite this competition Registrant still believes that there will be an overall increase in sales, but that the extent of the increase will be dependent on the ability of Registrant's marketing partners to continue to bring in new customers. Registrant believes that LUBRAJEL'S reputation for quality and customer service will enable it to continue to compete effectively in the marketplace.

         RENACIDIN

         RENACIDIN is a urological prescription drug used primarily to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use 10% sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. On October 9, 1990, the Patent Office issued to the Registrant a patent covering the method of manufacturing RENACIDIN IRRIGATION. Sales of RENACIDIN IRRIGATION in 2000 accounted for 17.5% of Guardian's sales and 15.0% of the sales of the Registrant as a whole. Sales of RENACIDIN IRRIGATION in 2000 increased slightly from $1,540,216 in 1999 to 1,566,068 in 2000. This increase was the result of a price increase instituted in April, 2000, since sales volume actually decreased by 0.8% as compared to 1999.

         Other Products

         Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 2000 are as follows:

         CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent. Sales of CLORPACTIN amounted to $303,814 in 2000 compared to $276,596 in 1999, an increase of 9.8%.

         KLENSOFT is a surfactant that can be used in shampoos, body washes, makeup removers, and other cosmetic formulations. The primary customer for Klensoft over the past few years has been in Taiwan. However, in 1999 and 2000 significant new business has come from a customer in the United Kingdom. In addition, customers in France and Korea have also begun purchasing the product. After having declined significantly in 1997 and 1998, sales increased in 1999 to $164,289, and increased even further in 2000 to $240,102, an increase of 46.2% over 1999. Registrant believes that Klensoft sales will decrease in 2001 due to large inventories being held by the distributors that supply the product to Taiwan and the United Kingdom.

         PHOSPHOCHOLATE is a mouth moisturizer used primarily by cancer patients. The product was developed for, and had been marketed exclusively by, an Illinois health care company, but in 1999 that company replaced PHOSPHOCHOLATE with a less expensive product and discontinued their purchases from the Registrant. Registrant is currently looking for other customers, and until that happens Registrant does not expect any further sales of this product.

         LUBRAJEL PF is a preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated. Sales of Lubrajel PF amounted to $211,260 in 2000 compared with $97,720 in 1999, an increase of 116%. Registrant believes that this increase is attributable primarily to the buying pattern of Sederma.

         CONFETTI II DERMAL DELIVERY FLAKES is a new product line introduced in 2000 to replace a previous product line, CONFETTI DERMAL ESSENTIALS. That product line, which had been introduced in 1996, incorporated various functional oil-soluble ingredients into colorful flakes that could be added to and suspended in various water-based products. The product color and ingredients could be customized to meet the needs of individual customers. Sales of this previous product line declined from $170,381 in 1999 to $63,936 in 2000 as a result of the incompatability of the product with certain cosmetic formulations, which limited its use. In 2000 the Registrant reformulated this product and late in the year introduced CONFETTI II DERMAL DELIVERY FLAKES into the cosmetic market. This improved product has much broader compatability, which will enable it to be incorporated into cosmetic formulations with which it was previously incompatible. Registrant believes that this new formulation will result in increased sales of the product over the next few years, and expects sales of the original CONFETTI DERMAL ESSENTIALS line to gradually be replaced by the improved product.

         LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Registrant was granted a U.S. patent for this unique form of LUBRAJEL. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon has been actively marketing the product since January, 1996. Sales of LUBRAJEL RC to Horizon increased significantly from $276,419 in 1999 to $413,517 in 2000, an increase of 49.6%. This increase was the result of new business developed by Horizon.

         Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 3.6% of Registrant's sales in 2000, are as follows:

         LUBRASIL and LUBRASIL DS are special types of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The products have a silky feel, and are water resistant while moisturizing the skin.

         RAZORIDE is a clear, water-based, surfactant and soap-free shaving product with excellent lubricity and moisturizing properties. The Registrant is currently initiating an effort to market this product using several methods, including mail order catalogs. Registrant has retained a consultant to work with it to find marketing partners to help bring this product to the retail market, and is also working with an advertising agency to locate additional potential marketing partners for this product as well as some of Registrant's other products. Registrant is currently selling this product in bulk to two companies marketing it as a shaving product, one in an institutional market, and the other in a health care market.

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

         DERMA-SURE PROTECTIVE LOTION is an alcohol-based product applied to the skin which protects the skin against grease, oil, paint, stain, and many other chemicals. The product can be both a consumer and industrial product. The Registrant is looking into various alternatives for marketing this product.

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

         The Registrant is also engaged in a major project with a company based in the United Kingdom for the use of a modified form of one of its Lubrajels in a globally marketed consumer health product. The exact nature of this project cannot yet be disclosed due to confidentiality agreements between the Registrant and this U.K. company. In 2000 some initial shipments of product were made to this company for a market test, but full scale marketing is not expected until mid-2001 assuming the market tests are satisfactory.

         CLORONINE

         Cloronine is a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product had been approved for certain uses in France and Canada, and is still being sold in Canada. Before this product can be marketed in the United States for any purpose, additional tests will have to be done to determine if the product can be registered with the EPA as a sterilant or germicide. These tests would comprise laboratory microbiological studies, compatibility studies, and specific studies on its intended uses. The product will also have to be registered with the FDA as an accessory to a medical device. Neither registration process has yet begun. Due to the expense and time required, the Registrant hopes to work jointly with other companies to obtain these registrations. The Registrant was granted two patents for this product.

         CLORPACTIN

         The Registrant is currently looking for a partner to work with Registrant in determining the effectiveness of Clorpactin in the treatment of periodontal disease and, if the product proves to be effective, to work with Registrant in obtaining the necessary regulatory approval to market the product for that use.

         SONARITE

         Sonarite is a product that was originally developed by the Registrant to reduce the severity of snoring. It is a soft tissue lubricant that reduces the surface tension in obstructed airways and allows for increased air flow. The product has been in development for many years. An initial test of a previous formulation of the product indicated that it provided some relief to patients suffering from mild to moderate sleep apnea. However, one of the key raw materials was discontinued and the Registrant is still in the process of trying to find a satisfactory substitute.


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

    Iodophor; biocide; reacting polyethylene glycol,             5,013,859             5/7/91              5/7/08
       alkylarylsulfonate and Iodine water-propylene glycol
       solvent refluxing

    Stabilized Beta Carotene                                     5,023,355            6/11/91             6/11/08

    Stable, Active Chlorine Containing Anti-microbial            5,128,342             7/7/92              7/7/09
       Compositions ("Cloronine")

    Gamma Radiation Resistant Lubricating Gel                    5,405,622            4/11/95             4/11/12

    Delivery system for oil soluble actives in cosmetic/         6,117,419            9/12/00             9/12/17
       personal care products

         The Registrant requires all employees and consultants who may receive proprietary information to agree in writing to keep such proprietary information confidential.

         Eastern Chemical Corporation

         Eastern Chemical Corporation is a wholly owned subsidiary of the Registrant. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 2000, Eastern's sales accounted for approximately 14.5% of the total product sales of the Registrant versus 19.8% in 1999. Eastern's sales decreased by 17.8% in 2000. About 75% of this decrease was the result of the loss of sales to three large customers for one or two products each due to the end of projects. The balance of the decrease was the result of loss of sales resulting from the Registrant's continuing efforts to reduce Eastern's inventory, which resulted in an inability to service certain purchase requests that required immediate shipment from inventory.

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

         Domestic Sales

         In the United States Registrant's cosmetic products are marketed exclusively by International Specialty Products ("ISP") in accordance with a marketing agreement entered into on July 5, 2000, which replaced and superseded two previous marketing agreements entered into in 1994 and 1996 (see "Marketing Agreements" below). ISP also has some rights to sell some of Registrant's other industrial and medical products. In 2000 ISP's purchases for distribution in the United States were estimated to be approximately $1,443,000 compared to $1,078,000 in 1999, and accounted for approximately 13.8% of the Registrant's sales*. Registrant's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 17.9% of Registrant's sales. Registrant's other products, such as its industrial products, are sold directly to end-users by the Registrant and account for less than 2% of Registrant's sales. (*Note: this figure is an estimate based on sales information provided to Registrant by ISP. Registrant has no way of independently determining which of ISP's purchases from Registrant are intended for domestic sale and which are intended for foreign sale.)

         Foreign Sales

         In 2000 the Registrant derived approximately 43.2% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe and Asia, compared to 41.5% in 1999. The Registrant currently has 7 distributors for its cosmetic products outside the United
States: S. Black Ltd. in the United Kingdom ("S. Black"); Sederma and Warwick France in France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; C&M International in Korea; and ISP in Germany, Spain, Eastern Europe, the Benelux countries, Canada, Mexico, South & Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. The percentage of Registrant's sales attributable to its largest foreign distributors were as follows: ISP:
17.2% (an estimate ISP's purchases intended for sale outside the U.S., based on foreign sales figures provided to the Registrant by ISP);
Sederma: 12.3%; S. Black: 5.6%; and C&M International: 3%.

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

         In 2000 Registrant and ISP entered into a new agreement that consolidated the two previous agreements into one agreement and modified some of the terms and conditions under which ISP would be marketing Registrant's products. The new agreement gives the Registrant greater flexibility in appointing other marketing partners in areas where ISP is not active or has not been successful, and gives ISP certain additional territories in which they can market the Registrant's products.

         Registrant believes that in the event ISP were to cease marketing Registrant's products, alternative arrangements could be made to continue to supply product to the customers currently using Registrant's products without any significant interruption of supply.

         The only other written marketing agreement that the Registrant has is with S. Black Ltd., which was entered into in January, 1995 for a five year period that was set to end December 31, 1999, but which both parties have allowed to automatically renew for an additional three year period ending December 31, 2002. All of the Registrant's other marketing arrangements can be terminated at any time by either party.

         Raw Materials

         The principal raw materials used by the Registrant consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Registrant's principal raw material suppliers are Proctor and Gamble, Callahan Chemical Company, Van Waters & Rogers, Inc., Protameen Chemicals Inc., Alzo, Inc., Morton Thiokol, Esprit Chemical Company LP, Eastman Chemical Products, Clariant Corp., Ishihara U.S.A., Nissei Trading Co., and Varessa, Ltd.

         Inventories; Returns and Allowances

         The Registrant's business requires that it maintain moderate inventories of certain of its finished goods. Historically, returns and allowances have not been a significant factor in the Registrant's business.

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

         Eastern faces competition from many other chemical manufacturers and distributors, many of which have much greater financial resources than those of the Registrant. Eastern's competition is based primarily upon price, service and quality. Eastern attempts to maintain its competitive position in the industry through its ability to (i) locate and make wholesale arrangements to purchase the chemicals with suppliers located all over the world, (ii) maintain a sufficient inventory of each of its items at all times, and (iii) customize each order as to quantity of the item requested and to tailor the price of the order to such quantity. Eastern's primary competitors are SA Fine Chemicals, Acros Organics, Pfaltz & Bauer, Inc., and Spectrum Chemical Mfg. Corp.

         ISO-9000 REGISTRATION

         On November 24, 1998 the Registrant earned ISO-9002 registration from Underwriters Laboratories, Inc., indicating that the Registrant's documented procedures and overall operations had attained the high level of quality needed to receive ISO registration. Registrant continues to be evaluated every six months for continued compliance with ISO-9002 standards, and is currently in good standing under this registration.

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

         Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2000 and 1999 the Registrant incurred approximately $44,000 and $39,000 respectively, in environmental compliance costs.

         Research and Development Expense

         Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 2000 and 1999, the Registrant incurred approximately $294,000 and $267,000, respectively, in research and development expenses. The expenses consist of direct costs as well as factory overhead. No portion of the research and development expenses was directly paid by the Registrant's customers.

         Revenue and Earnings

         The tables below set forth, for the years indicated, the revenue (including fees and retainers), and earnings from operations attributable to the Registrant and to the Registrant's business segments:

                                                YEAR ENDED           YEAR ENDED
                                               December 31,         December 31,
                                                   2000                 1999
                                                   ----                 ----
Revenue:
-------
   Guardian                                    $ 8,937,634         $ 7,321,871
   Eastern                                       1,509,740           1,814,862
                                                 ---------           ---------
                                               $10,447,374         $ 9,136,733
                                                ==========           =========

Earnings from Operations:
------------------------
   Guardian                                    $ 3,258,271         $ 2,269,346
   Eastern                                          50,795              31,371
   Corporate and other                              57,439            ( 63,536)
                                                 ---------           ---------
                                               $ 3,366,505         $ 2,237,181
                                                ==========           =========

Identifiable Assets

         The table below sets forth as of the dates indicated the identifiable assets of the Registrant as a whole, as well as the identifiable assets of the Registrant's business segments:

                                        As of:
                           ---------------------------------
                           December 31,         December 31,
                              2000                 1999
                           ----------           ----------

   Guardian                $ 2,898,447         $ 2,321,345
   Eastern                     492,775             542,683
   Corporate                 6,006,193           5,030,896
                            ----------           ---------
                           $ 9,397,395         $ 7,894,924
                            ==========          ==========

         For certain additional financial information concerning the Registrant's industry segments see Note I of Notes to Consolidated Financial Statements of the Registrant contained in Item 7 herein.

         Employees

         The Registrant presently employs 44 people, 6 of whom serve in an executive capacity, 23 in research, quality control and manufacturing, 5 in maintenance and construction and 10 in office and administrative work. Of the total number of employees, 41 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are satisfactory.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

         None.

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

         Market Information

         The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 1999 to December 31, 2000. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                                Year Ended                 Year Ended
Quarters                    December 31, 2000           December 31, 1999
-------------------------------------------------------------------------

                             High        Low             High         Low

First   (1/1 - 3/31)      $ 5 5/16   $ 3 3/8         $ 4  9/16   $  2  3/4

Second  (4/1 - 6/30)        5 3/16     4               4  3/4       2  7/8

Third   (7/1 - 9/30)        5 1/4      4 1/4           4  7/8       3  9/16

Fourth  (10/1 - 12/31)      5          3 3/4           4  1/4       3

         Holders of Record

         As of March 1, 2001 there were 1176  holders of record of Common
Stock.

         Cash Dividends

         On January 5, 2001 the Registrant paid a $.10 per share dividend to all stockholders of record as of December 18, 2000. On January 7, 2000 the Registrant paid an $.08 per share dividend to all stockholders of record as of December 15, 1999.

Item 6. Management's Discussion and Analysis or Plan of Operation
Results Of Operations:

Year Ended December 31, 2000 Compared to
Year Ended December 31, 1999

Revenue

         Consolidated revenue in 2000 increased by $1,310,641 (14%) compared to 1999 due to revenue increases in the Guardian Division of $1,615,763 (22%) and a decrease in the Eastern Division of $305,122 (17%). The Guardian sales increase was due mainly to increases in sales of Guardian's core products as a result of the efforts of it marketing partners, as well as normal fluctuations in the purchasing patterns of customers. The decrease in Eastern sales was the result of both a downsizing of the Eastern operation as well as normal fluctuations in the purchasing patterns of customers.

Costs and Expenses

         Costs and expenses in 2000 increased by $301,971 (4%) compared to the prior year due to increases in cost of sales of $104,815 (2%) and increases in operating expenses of $197,156 (10%). Costs of sales as a percentage of sales decreased to 48% in 2000 as compared to 54% in 1999.

         The 6% decrease in cost of sales as a percentage of sales was attributable primarily to an efficiency in overhead absorption created by an increase in production during 2000 compared to 1999.

         The increase in operating expenses in 2000 was primarily due to the payment of employee bonuses and pay increases in the second quarter of 2000. The employee bonuses are in accordance with a company-wide employee bonus program that was implemented in the second quarter of 1999. The program calls for the payment once a year of a bonus to all qualifying employees when the Compensation Committee of the Board of Directors determines that operating results are sufficient to do so.

Other Income (Expense)

         Interest expense decreased from $581 in 1999 to $536 in 2000. Investment and other income increased from $112,739 to $238,144 principally due to the investing of excess cash provided from operations. The Registrant realized gains on sale of assets of $4,796 in 1999.

Provision for Income Taxes

         The provision for income taxes increased from $847,000 in 1999 to $1,313,132 in 2000. This increase is primarily due to the increase in earnings before income taxes of $1,129,324 (50%) between years. The Registrant's effective rates remained consistent at approximately 39%.

Liquidity and Capital Resources

         Working capital increased from $5,163,798 as of the end of 1999 to $6,882,794 as of the end of 2000, an increase of $1,718,996 (33%). The current ratio increased from 6.9 to 1 at December 31, 1999 to 7.8 to 1 at December 31, 2000. The increase in working capital was due primarily to increases in cash provided by operations.

         The Registrant has a line of credit agreement with a bank for borrowings of up to $700,000. As of December 31, 2000, there were no outstanding borrowings on this line of credit.

         The Registrant generated cash from operations of $2,428,412 in 2000 compared to $1,831,260 in 1999. The increase in 2000 was primarily due to increased earnings. During the years 2000 and 1999 the Registrant invested approximately $147,000 and $95,000, respectively, for plant and equipment. Cash used in investing activities was $1,846,013 and $798,656 in the years ended December 31, 2000 and 1999 respectively. The increase in 2000 was mainly due to an increase in the purchase of temporary investments. Cash used in financing activities was $370,143 and $338,658 in the years ended December 31, 2000 and 1999 respectively. The increase was primarily due to an increase in dividends paid in 2000. While the Registrant believes that its working capital is sufficient to support its operating requirements for the next fiscal year, the Registrant's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from operations. Registrant has no material commitments for future capital expenditures.

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

         Annexed hereto starting on page F-1

Item 8.  Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.

         Not Required.
                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         --------------------------------------------------

         Directors and Executive Officers

         Set forth in the table below is certain information as of March 9, 2001 with respect to the executive officers and directors of the
Registrant:

         Name          Age     Position(s) with the Registrant
       --------        --      -------------------------------

Dr. Alfred R. Globus   80      Chairman of the Board, Chief  Executive Officer
                               and Director

Kenneth H. Globus      49      President, Chief Financial Officer, General
                                 Counsel and Director

Robert S. Rubinger     58      Executive Vice President, Secretary, Treasurer
                               and Director

Charles W. Castanza    68      Senior Vice President and Director

Derek Hampson          61      Vice President

Joseph J. Vernice      42      Vice President

Lawrence Maietta       43      Director

Henry P. Globus        78      Director

Benjamin Wm. Mehlman   90      Director

Alan E. Katz           57      Director

Arthur Dresner         59      Director

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

         Charles W. Castanza has been a Senior Vice President of the Registrant since March 2000. He served as Vice President from April, 1986 until March 2000. He served as Operations Manager of Chemicals and Pharmaceuticals of the Registrant from February, 1982 until April, 1986. He has been a director of the Registrant since 1982.

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

         Arthur Dresner is an attorney in private practice and an independent business consultant. From June 1998 to the present he has been engaged as "Of Counsel" to the law firm of Reed Smith, LLP (formerly

McAulay Nissen Goldberg Kiel & Hand in New York City). From 1974 until 1997 he was employed as a Vice President in the corporate development area and general management of ISP. He has been a director of the Registrant since April, 1997.

         Dr. Alfred R. Globus and Henry P. Globus are  brothers.  Kenneth
H. Globus is the son of Henry P. Globus and the nephew of Dr. Alfred R. Globus. There are no other family relationships between any directors or officers of the Registrant.

         Compliance with Section 16(a) of the Exchange Act

         The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" of the proxy statement for the 2001 annual meeting of stockholders ("2001 Proxy Statement").

Item 10.  Executive Compensation.
          ----------------------

         The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and
Executive  Officers  -  Summary  Compensation  Table"  of the 2001  Proxy
Statement.

Item 11. Security Ownership of Certain Beneficial Owners and
              Management.
         ---------------------------------------------------

         The information required by this Item is incorporated herein by reference to the section entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" of the 2001 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.
          -----------------------------------------------

         The Registrant previously had a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 Registrant made non-interest-bearing advances totaling $348,161 to cover its portion of the policy premium. The Insured had agreed to repay the Registrant in the event the policy was ever terminated, which it was in July, 2000. In August, 2000 the Insured executed a Promissory Note in the amount of $348,161 plus interest at the rate of 6.6% per annum from July 8, 2000. The note is due and payable on July 8, 2003. In 2000 the Insured paid to the Registrant $205,000 by transferring to the Registrant 40,000 shares of his stock of the Registrant, which was valued at $5.125 per share, the closing price on the date of the transfer of the stock. Of this amount, $4,155 was applied to accrued interest, and $200,845 to principal, leaving an outstanding balance as of December 31, 2000 of $147,316. This method of repayment was approved by the Board of Directors of Registrant.

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

         10(d) Exclusive Distributor Agreement between the Registrant and
               ISP Technologies Inc., dated July 5, 2000.

         10(e) Promissory Note executed by Alfred R. Globus on August 11,
               2000 in the amount of $348,161.

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

                                              UNITED-GUARDIAN, INC.

Dated:  March 19, 2001                        By: /s/ Alfred R. Globus
                                                  --------------------
                                                  Alfred R. Globus
                                                  Chief Executive Officer
                                                    & Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
-----------------------    ---------------------------------    ---------------
By:/s/ Alfred R. Globus      Chief Executive Officer, Director   March  19, 2001
   ------------------------     (Principal Executive Officer)
   Alfred R. Globus

By:/s/ Kenneth H. Globus     President, General Counsel,         March  19, 2001
   ------------------------    Director, Chief Financial
   Kenneth H. Globus           Officer(Principal Financial
                               and Accounting Officer)

By:/s/ Robert S. Rubinger    Executive Vice President,           March  19, 2001
   ------------------------    Secretary, Treasurer, Director
   Robert S. Rubinger

By:/s/ Charles W. Castanza   Senior Vice President, Director     March  19, 2001
   ------------------------
   Charles W. Castanza

By:/s/ Henry P. Globus       Director                            March  19, 2001
   ------------------------
   Henry P. Globus

By:/s/ Benjamin Wm. Mehlman  Director                            March  19, 2001
   ------------------------
   Benjamin Wm. Mehlman

By:/s/ Lawrence F. Maietta   Director                            March  19, 2001
   ------------------------
   Lawrence F. Maietta

By:/s/ Alan Katz             Director                            March  19, 2001
   ------------------------
   Alan E. Katz

By:/s/ Arthur Dresner        Director                            March  19, 2001
   ------------------------
   Arthur Dresner

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
                                                              ----------

Report of Independent Certified Public Accountants               F-2


Financial Statements

       Consolidated Balance Sheets as of December 31,
           2000 and 1999                                         F-3 - F-4

       Consolidated Statements of Earnings for the Years
           Ended December 31, 2000 and 1999                      F-5

       Consolidated Statements of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 2000 and 1999                            F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2000 and 1999                F-7

       Notes to Consolidated Financial Statements                F-8 - F-21

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    United-Guardian, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

Melville, New York
February 23, 2001

                  United-Guardian, Inc. and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                               December 31,


                                  ASSETS

                                                             2000        1999
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $2,226,812   $2,014,556
    Temporary investments.............................    2,736,886    1,050,238
    Marketable securities.............................      270,924      286,791
    Accounts receivable, net of allowance for doubtful
         accounts of $47,300 and $60,700, respectively      801,070      984,791
    Inventories ......................................    1,464,564    1,311,183
    Prepaid expenses and other current assets ........      169,605      220,723
    Deferred income taxes ............................      224,688      174,193
                                                         ----------   ----------
                  Total current assets ...............    7,894,549    6,042,475
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,613,203    2,471,632
    Building and improvements ........................    1,985,342    1,980,404
    Waste disposal plant .............................      133,532      133,532
                                                         ----------   ----------
                                                          4,801,077    4,654,568

    Less accumulated depreciation ....................    3,533,542    3,290,120
                                                         ----------   ----------
                                                          1,267,535    1,364,448
                                                         ----------   ----------

OTHER ASSETS
    Processes and patents, net of accumulated
       amortization of $894,802 and $842,957,
       respectively ..................................       86,995      138,840
    Split dollar life insurance ......................         -         348,161
    Note receivable-officer ..........................      147,316         -
    Other ............................................        1,000        1,000
                                                         ----------   ----------
                                                            235,311      488,001
                                                         ----------   ----------
                                                         $9,397,395   $7,894,924
                                                         ==========   ==========



    The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 December 31,


                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        2000         1999
                                                      --------    ---------
CURRENT LIABILITIES
    Dividends payable ............................  $  486,114    $ 391,131
    Accounts payable .............................     178,035      281,422
    Accrued expenses .............................     262,120      195,932
    Taxes payable ................................      79,450         -
    Current portion of long-term debt ............       6,036       10,192
                                                      --------     --------
         Total current liabilities ...............   1,011,755      878,677
                                                      --------     --------

LONG-TERM DEBT, net of current portion ...........        -           6,036
                                                      --------     --------

DEFERRED INCOME TAXES ............................      10,000       10,000
                                                      --------     --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value;  authorized,
      10,000,000 shares;  issued, 4,901,139 and
      4,889,339 shares, respectively; outstanding,
      4,861,139 and 4,889,339, respectively ......     490,114      488,934
   Capital in excess of par value ................   3,373,417    3,343,417
   Accumulated other comprehensive income (loss)..      (3,274)      14,736
   Retained earnings .............................   4,720,383    3,153,124
   Treasury stock, at cost; 40,000 shares ........    (205,000)        -
                                                    ----------   ----------
                                                     8,375,640    7,000,211
                                                    ----------   ----------
                                                    $9,397,395   $7,894,924
                                                    ==========   ==========







     The accompanying notes are an integral part of these financial statements.

                  United-Guardian, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF EARNINGS

                         Year ended December 31,


                                            2000          1999
                                        -----------   ------------

Revenue
    Net sales .......................   $10,447,374   $ 9,136,733

Costs and expenses
    Cost of sales ...................     5,058,022     4,953,207
    Operating expenses ..............     2,260,455     2,063,299
                                        -----------   -----------
                                          7,318,477     7,016,506
                                        -----------   -----------
         Earnings from operations ...     3,128,897     2,120,227

Other income (expense)
    Interest expense ................          (536)        ( 581)
    Investment income................       238,144       112,811
    Gain on sale of assets ..........          -            4,796
    Other ...........................          -              (72)
                                        -----------   -----------
         Earnings before income taxes     3,366,505     2,237,181

Provision for income taxes ..........     1,313,132       847,000
                                        -----------   -----------
         NET EARNINGS ...............   $ 2,053,373   $ 1,390,181
                                        ===========   ===========
Earnings per common share (basic
    and diluted).....................           .42           .28
                                        ===========   ===========

Basic weighted average shares .......     4,884,439     4,885,770
                                        ===========   ===========
Diluted weighted average shares .....     4,909,888     4,907,224
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

                                                     United-Guardian, Inc. and Subsidiaries

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years ended December 31, 1999 and 2000

                                                                     Accumulated
                                     Common stock       Capital in     other
                               -----------------------  excess of   comprehensive  Retained   Treasury                 Comprehensive
                                 Shares       Amount    par value   income (loss)  earnings    stock         Total         income
                               ---------   -----------  ----------  -------------  ---------  --------     ---------   -------------

Balance, January 01, 1999      4,883,139   $  488,314  $ 3,330,874  $      (330)   $2,154,074              $5,972,932

Issuance of common stock in
   connection with exercise
   of stock options ........       6,200          620       12,543                                             13,163
Unrealized gains on stock
   marketable securities,
   net of deferred income
   taxes of $8,766 .........                                             15,066                                15,066    $   15,066
Net earnings ...............                                                        1,390,181               1,390,181     1,390,181
Dividends declared .........                                                         (391,131)               (391,131)
                                                                                                                         ----------
Comprehensive income                                                                                                     $1,405,247
                               ---------  -----------  -----------  ------------   ----------- ---------   ----------    ==========
Balance, December 31, 1999     4,889,339      488,934    3,343,417       14,736     3,153,124      -        7,000,211

Issuance of common stock in
   connection with exercise
   of stock options ........      11,800        1,180       30,000                                             31,180
Unrealized loss on
   marketable securities,
   net of deferred income
   tax benefit of $10,713...                                            (18,010)                              (18,010)   $  (18,010)
Net earnings ...............                                                        2,053,373               2,053,373     2,053,373
Dividends declared .........                                                         (486,114)               (486,114)
Acquisition of treasury stock..                                                                $(205,000)    (205,000)
                                                                                                                         ----------
Comprehensive income                                                                                                     $2,035,363
                               ---------  -----------  -----------  ------------   ----------  ----------  ----------    ==========
Balance, December 31, 2000     4,901,139  $   490,114  $ 3,373,417  $    (3,274)   $4,720,383  $(205,000)  $8,375,640
                               =========  ===========  ===========  ============   ==========  ==========  ==========



     The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,
                                                         2000            1999
                                                      ---------      ----------
Cash flows from operating activities
    Net earnings ....................................$2,053,373      $1,390,181
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization ...............   295,267         312,259
        Net gain on sale of equipment ...............      -             (4,796)
        Net loss on sale of marketable securities....      -              2,391
        (Recovery of) provision for bad debts........    (7,649)          7,806
        Deferred income taxes .......................   (39,782)         (6,641)
        Provision for inventory obsolescence ........      -             10,000
        Increases (decreases) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable ....................   191,370         307,521
             Inventories ............................  (153,381)       (171,051)
             Prepaid expenses and other assets ......    46,963         (50,412)
             Accounts payable .......................  (103,387)        (36,551)
             Accrued expenses and taxes payable .....   145,638          70,553
                                                      ----------     -----------
         Net cash provided by operating activities .. 2,428,412       1,831,260
                                                      ----------     -----------
Cash flows from investing activities
    Acquisition of plant and equipment...............  (146,509)        (94,682)
    Proceeds from the sale of plant and equipment....      -              7,300
    Net change in temporary investments..............(1,686,648)       (527,046)
    Purchase of marketable securities................   (12,856)       (209,082)
    Proceeds from sale of marketable securities......      -             24,854
                                                       ---------       ---------
         Net cash used in investing activities ....  (1,846,013)       (798,656)
                                                       ---------       ---------
Cash flows from financing activities
    Principal payments on long-term debt ............   (10,192)        (10,001)
    Proceeds from exercise of stock options .........    31,180          13,163
    Dividends paid ..................................  (391,131)       (341,820)
                                                       ---------       ---------
         Net cash used in financing activities ......  (370,143)       (338,658)
                                                       ---------       ---------

Net increase in cash and cash equivalents ...........   212,256         693,946

Cash and cash equivalents, beginning of year ........ 2,014,556       1,320,610
                                                      ----------      ----------
Cash and cash equivalents, end of year ..............$2,226,812      $2,014,556
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Division distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Two major product lines, Lubrajel and Renacidin, included in the Guardian Laboratories Division, accounted for approximately 76% and 67% of consolidated sales for the years ended December 31, 2000 and 1999, respectively.

 Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Eastern Chemical Corporation and Paragon Organic Chemicals, Inc. All intercompany accounts and transactions have been eliminated.

 Revenue Recognition

     The Company recognizes revenues as products are shipped and title passes to customers.

 Statements of Cash Flows

     For financial statement purposes (including cash flows), the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. On December 6, 2000 the Company declared a cash dividend of $.10 payable on January 5, 2001 to stockholders of record as of December 18, 2000 aggregating $486,114. On December 8, 1999, the Company declared a dividend of $.08 payable on January 7, 2000 to stockholders of record as of December 15, 1999 aggregating $391,131. Cash payments for interest were $536 and $581 for the years ended December 31, 2000 and 1999, respectively. Cash payments for income taxes were $1,255,826 and $966,869 for the years ended December 31, 2000 and 1999, respectively.

 Marketable Securities and Temporary Investments

     Marketable securities include investments in equity mutual funds which are classified as "Available for Sale" securities and are reported at their fair values. Unrealized gains and losses on

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE A (continued)

     "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of related tax effects.

     Temporary investments consist of certificates of deposit that mature in one year or less.

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

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999
NOTE A (continued)

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

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. At December 31, 2000 and 1999, three and two customers, respectively, had balances greater than 10% of the Company's accounts receivable aggregating 38% and 43%, respectively.

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

 Research and Development

     The Company's research and development expenses are recorded in the year incurred. Research and development expenses were approximately $294,000 and $267,000 for the years ended December 31, 2000 and 1999, respectively.

 Advertising Costs

     Advertising costs are expensed as incurred. During 2000 and 1999 the
     Company  incurred  $111,480  and  $121,793  of  advertising   costs,
     respectively.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE A (continued)

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

 Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.


 Segment Reporting

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," for the year ended December 31, 1998. SFAS No. 131 requires that the Company disclose certain information about its business segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance."

NOTE B - INVENTORIES

     Inventories consist of the following:

                                              December 31,     December 31,
                                                 2000              1999
                                              -----------       ----------
     Raw materials and work-in-process ...... $  261,891        $  279,851
     Finished products and fine chemicals ...  1,202,673         1,031,332
                                              ----------        ----------
                                              $1,464,564        $1,311,183
                                              ==========        ==========

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999


NOTE C - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with one bank which provides for borrowings of up to $700,000 and expires on May 31, 2001. It is the Company's intention to renew the line of credit agreement before it expires. Interest under the line is at the bank's prime rate plus 1/2%. The outstanding line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, debt to capitalization and maintenance of compensating balances. There were no outstanding borrowings at December 31, 2000 and 1999.


NOTE D - LONG-TERM DEBT

     The Company financed the purchase of transportation equipment with proceeds of an installment loan. The loan, which is collateralized by the underlying equipment, requires monthly payments of $868 including interest through July 31, 2001.

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Year ended      Year ended
                                                 December 31,    December 31,
                                                    2000            1999
                                                 ---------       ---------
     Current
        Federal ..........................      $1,150,997       $ 727,841
        State ............................         201,917         125,800
                                                 ---------       ---------
                                                 1,352,914         853,641
                                                 ---------       ---------
     Deferred
        Federal ..........................         (34,452)         (5,751)
        State ............................          (5,330)           (890)
                                                 ---------       ---------
                                                   (39,782)         (6,641)
                                                 ---------       ---------
              Total provision ............      $1,313,132       $ 847,000
                                                 =========       =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:

                                               Year ended        Year ended
                                               December 31,      December 31,
                                                   2000              1999
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
Tax expense at statutory Federal income
   tax rate ..............................  $1,145     34%     $ 756     34%
State income taxes, net of Federal benefit     130      4         83      4
Nondeductible expenses....................       1     --          1     --
Other, net ...............................      37      1          7     --
                                             -----    ----     -----    ----
Actual tax expense .......................  $1,313     39%     $ 847     38%
                                             =====    ====     =====    ====

NOTE E (continued)

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                               December 31,  December 31,
                                                   2000         1999
                                               -----------  ------------
Deferred tax assets
    Accounts receivable ....................   $  17,643     $  22,642
    Unrealized loss on marketable securities       1,947          -
    Inventories ............................     149,946       149,946
    Other...................................      55,152        10,371
                                               ---------     ---------
                                                 224,688       182,959
                                               ---------     ---------

Deferred tax liabilities
    Unrealized gain on marketable securities                    (8,766)
    Other ..................................     (10,000)      (10,000)
                                               ---------     ---------
                                                 (10,000)      (18,766)
                                               ---------     ---------

Net deferred tax asset .....................   $ 214,688     $ 164,193
                                               =========     =========

                    United-Guardian, Inc. and Subsidiaries

                        December 31, 2000 and 1999

NOTE F - BENEFIT PLANS

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

The following table sets forth the plan's funded status:

                                                       Year ended   Year ended
                                                       December 31, December 31,
                                                           2000        1999
                                                        ---------   ---------
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year... $1,495,013  $1,319,983
  Service cost........................................     62,133      57,975
  Interest cost.......................................     96,113      85,313
  Actuarial loss......................................     64,452      60,003
  Benefits paid.......................................    (64,780)    (28,261)
                                                        ---------   ---------
    Projected benefit obligation at end of year....... $1,652,931  $1,495,013
                                                        =========   =========

Change in Plan Assets:
  Fair value of plan assets at beginning of year...    $1,178,904  $1,086,920
  Actual return on plan assets.....................       120,630      35,745
  Employer contributions...........................        75 679      84,500
  Benefits paid....................................       (64,780)    (28,261)
                                                        ---------   ---------
    Fair value of plan assets at end of year.......    $1,310,433  $1,178,904
                                                        =========   =========
Reconciliation of Funded Status:
  Funded status (underfunded)......................    $ (342,498) $ (316,109)
  Unrecognized net actuarial loss..................       328,305     304,931
  Unrecognized transition obligation...............         8,795      13,292
  Unrecognized prior service cost..................        51,917      57,203
                                                        ---------   ---------
    Prepaid benefit cost...........................    $   46,519  $   59,317
                                                        =========   =========

                      United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE F (continued)

The net periodic benefit cost for the years ending December 31 includes the following components:

                                                       December 31, December 31,
                                                           2000          1999
                                                       -----------   -----------
Components of net periodic benefit cost:
  Service cost.....................................    $   62,133    $   57,975
  Interest cost....................................        96,113        85,313
  Expected return on plan assets...................       (93,405)      (87,073)
  Recognized net actuarial loss....................        13,853         5,822
  Amortization of transition obligation............         4,497         4,497
  Amortization of prior service cost...............         5,286         5,286
                                                        ---------     ---------
     Net periodic benefit cost.....................    $   88,477        71,820
                                                        =========     =========


Weighted-average assumptions as of December 31:
                                                           2000          1999
                                                        -----------    --------
Discount rate......................................        6.50%         6.50%
Expected long term rate of return..................        8.00%         8.00%
Weighted average rate of compensation increase.....        5.55%         5.55%
Amortization method................................ Straight-Line  Straight-Line

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of each employee's elective deferral up to 2% of weekly pay for a 4% employee deferral. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $36,000 and $31,000 for the years ended December 31, 2000 and 1999, respectively.

     Stock Option Plans

     The Company maintains two stock option plans, the 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD"), each of which provides for the issuance of up to 100,000 shares of common stock. Such options are exercisable either upon grant or after a waiting period specified in the agreement. The Company has adopted only the disclosure

                   United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE F (continued)

     provisions of SFAS No. 123, "Accounting for Stock-based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and basic and diluted earnings per share as of December 31, 2000 and 1999 would be reduced to the pro forma amounts indicated below:

                                                   2000           1999
                                                ----------     ----------
     Net income
          As reported .......................  $ 2,053,373    $ 1,390,181
          Pro forma .........................    2,050,705      1,348,849

     Earnings per share - basic
          As reported .......................  $      .42     $       .28
          Pro forma .........................         .42             .28


     Earnings per share - diluted
          As reported .......................  $      .42     $       .28
          Pro forma .........................         .42             .27

     The pro forma amounts may not be representative of future disclosure because they do not take into account pro forma compensation expense related to grants made before 1995. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 1999: expected volatility of 64.3% to 64.9%; risk-free interest rates of 5.07% to 5.48%; expected life of three to five years; and expected dividends of 2.5%. No stock options were granted under either of the plans in 2000.

                      United-Guardian, Inc. and Subsidiaries

                              December 31, 2000 and 1999

NOTE F (continued)

The following summarizes the stock option transactions under both plans:

                                                                     Weighted
                                                        Weighted      average
                                                         average     fair value
                                           Number       exercise      at date
EISOP                                   outstanding      price       of grant
-----                                  ------------     -------     ----------

Options outstanding at January 1, 1999..   44,450        $3.49
    Granted  ...........................   23,200         3.03         $1.49
    Exercised ..........................     (200)        2.06
    Surrendered/Expired ................   (2,350)        3.16
                                           -------
Options outstanding and exercisable
   at December 31, 1999  ...............   65,100         3.34
                                           -------

    Exercised                              (9,800)        2.76
                                           -------
Options outstanding and exercisable
   at December 31, 2000 ................   55,300         3.44
                                           =======

Available for grant at December 31, 2000.. 20,100
                                           =======

NSSOPD
------
Options outstanding at January 1, 1999..   16,000        $2.04
     Granted ...........................    8,000         3.00          $1.24
     Exercised .........................   (6,000)        2.13
                                           ------

Options outstanding at December 31, 1999   18,000         2.49
                                           ------

     Exercised                             (2,000)        2.06
                                           ------

Options outstanding at December 31, 2000   16,000         2.55
                                           ======
Available for grant at December 31, 2000   64,000
                                           ======

                       United-Guardian, Inc. and Subsidiaries

                               December 31, 2000 and 1999
NOTE F (continued)

Summarized information about stock options outstanding under the two plans at December 31, 2000 is as follows:

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
 Range of        Number           Weighted       Weighted           Number         Weighted
 Exercise      Outstanding         Average        Average         Exercisable       Average
  Prices           at             Remaining      Exercise             at           Exercise
             December 31,2000    Contractual       Price        December 31,2000     Price
                                   Life
             ----------------    ----------      --------       ----------------   --------
EISOP
-----
$1.88 - $3.30    34,300             6.58           $2.49            34,300           $2.49
$5.00            21,000             3.07            5.00            21,000            5.00
-------------    ------             ----           -----            ------           -----
$1.88 - $5.00    55,300             5.25           $3.45            55,300           $3.45

NSSOPD
--------
$1.88 - $3.00    16,000             1.98           $2.55            16,000           $2.55

NOTE G - RELATED PARTY TRANSACTION

     The Registrant previously had a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 Registrant made non-interest bearing advances totaling $348,161 to cover its portion of the policy premium. The Insured had agreed to repay the Registrant in the event the policy was ever terminated, which it was in July, 2000. In August 2000 the Insured executed a Promissory note in the amount of $348,161 plus interest at the rate of 6.6% per annum beginning July 8, 2000. The note is due in full on July 8, 2003. In 2000 the Insured paid to the Registrant $205,000 by transferring to the Registrant 40,000 shares of his stock of the Registrant, which was valued at $5.125 per share, the closing price on the date of the transfer of the stock. Of this amount, $4,155 was applied to accrued interest and $200,845 to principal, leaving an outstanding balance as of December 31, 2000 of $147,316. This method of repayment was approved by the Board of Directors of the Registrant. The cost of the surrendered shares have been classified as "Treasury stock" in the accompanying balance sheet.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE H - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2000 and 1999:

                                                        2000            1999
                                                     ----------      ----------
Numerator:

        Net earnings                               $ 2,053,373     $ 1,390,181

Denominator:

        Denominator for basic earnings
        per share (weighted average shares)          4,884,439       4,885,770

        Effect of dilutive securities:
           Employee stock options                       25,449          21,454
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,909,888       4,907,224
                                                     =========       =========
Basic and diluted earnings per share               $      0.42     $      0.28
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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 2000 and 1999.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE I (continued)

                                                     2000                                          1999
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $ 8,937,634   $ 1,509,740   $10,447,374       $ 7,321,871   $ 1,814,862   $ 9,136,733
Depreciation and amortization           160,080         -           160,080           172,392         -           172,392
Segment earnings (loss) before
  income taxes                        3,258,271        50,795     3,309,066         2,269,346        31,371     2,300,717

Segment assets                        2,898,447       492,755     3,391,202         2,321,345       542,683     2,864,028

Expenditure for segment assets          121,936          -          121,936            45,863          -           45,863


Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                          $ 3,309,066                                   $ 2,300,717
Other earnings                                                      237,608                                       116,954
Corporate headquarters expense                                     (180,169)                                     (180,490)
                                                                  ---------                                     ---------
Consolidated earnings before income taxes                       $ 3,366,505                                   $ 2,237,181

Assets
------
Total assets for reportable segments                            $ 3,391,202                                   $ 2,864,028
Corporate headquarters                                            6,006,193                                     5,030,896
                                                                  ---------                                     ---------
      Total consolidated assets                                 $ 9,397,395                                   $ 7,894,924
                                                                  =========                                     =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2000 and 1999

NOTE I (continued)

Other Significant Items
-----------------------
                                                2000                                           1999
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals      Corporate       Totals             Totals      Corporate       Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Interest expense               $   -        $     536      $     536          $   -        $     581      $     581
Expenditures for assets         121,936        24,573        146,509            45,863        48,819         94,682
Depreciation and amortization   160,080       135,187        295,267           172,292       139,865        312,157

Geographic Information
----------------------
                                           2000                          1999
                                  ----------------------        ----------------------
                                    Revenues    Long-Lived        Revenues    Long-Lived
                                                  Assets                        Assets
                                   ----------   -----------      ----------   -----------
United States                     $ 5,934,842   $ 1,354,530     $ 5,346,641   $ 1,503,288
France                              1,440,462                       850,498
Other countries                     3,072,070                     2,939,594
                                   ----------     ---------       ---------     ---------
                                  $10,447,374   $ 1,354,530     $ 9,136,733   $ 1,503,288
                                   ==========     =========       =========     =========
Major Customers
---------------
Customer A (Guardian)             $ 3,244,400                   $ 2,190,899
Customer B (Guardian)               1,283,504                       777,342
All other customers                 5,919,470                     6,168,492
                                   ----------                     ---------
                                  $10,447,374                   $ 9,136,733
                                   ==========                     =========

NOTE J - CONTINGENCIES

     While the Company has product claims arise from time to time in the ordinary course of its business, the Company is not currently involved in any material product claims. Historically, the settlement of such claims has not had a material adverse effect on the Company's financial position and results of operations.