Form 10QSB
period 2001-03-31
UNITED GUARDIAN INC
filed 2001-05-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB
(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
----- SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  March 31, 2001
                                        ----------------

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

Yes __________         No  _________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                                4,888,739
               -------------------------------------------

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                 Page No.
                                                                 --------

Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three Months Ended
                  March 31, 2001 and 2000                            2

         Consolidated Balance Sheets -
                  March 31, 2001 and December 31, 2000             3-4

         Consolidated Statements of Cash Flows -
                  Three Months Ended
                  March 31, 2001 and 2000                            5

         Consolidated Notes to Financial Statements               6-10

         Management's Discussion and Analysis of
            Financial Condition and Results of Operations        10-11

Part II  Other Information                                          12

                          UNITED-GUARDIAN, INC.
                   CONSOLIDATED STATEMENTS OF EARNINGS
                               (UNAUDITED)


                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                       ---------
                                               2001              2000
                                               ----              ----

Net sales                                 $  2,829,845       $ 2,913,349
                                            ----------        ----------
Costs and expenses:
     Cost of sales                           1,297,714         1,471,085
     Selling, general and
        administrative                         581,999           487,865
                                            ----------        ----------
                                             1,879,713         1,958,950
                                            ----------        ----------
           Earnings from operations            950,132           954,399

Other income (expense):
     Interest expense                              (25)              (73)
     Investment income                          66,009            39,451
                                            ----------        ----------
           Earnings before income taxes      1,016 116           993,777

Provision for income taxes                     380,000           370,700
                                            ----------        ----------
           Net earnings                   $    636,116       $   623,077
                                            ==========        ==========
Earnings per common share
  (Basic and diluted)                     $        .13       $       .13
                                            ==========        ==========
Basic weighted average shares                4,863,140         4,890,258
                                            ==========        ==========
Diluted weighted average shares              4,888,777         4,917,903
                                            ==========        ==========













                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                               MARCH 31,       DECEMBER 31,
                                                 2001              2000
                                              ----------       -----------
                       ASSETS                 (UNAUDITED)
Current assets:
    Cash and cash equivalents               $  2,007,593     $  2,226,812
    Temporary investments                      3,271,825        2,736,886
    Marketable securities                        241,962          270,924
    Accounts receivable,
       (net of allowance for doubtful
        accounts of $47,300 at
        March 31, 2001 and
        December 31, 2000                      1,149,905          801,070
     Inventories                               1,324,912        1,464,564
     Prepaid expenses and other
          current assets                         155,833          169,605
     Deferred income taxes                       235,788          224,688
                                              ----------       ----------
              Total current assets             8,387,818        7,894,549
                                              ----------       ----------

Property, plant and equipment:
     Land                                         69,000           69,000
     Factory equipment and fixtures            2,616,825        2,613,203
     Building and improvements                 2,012,928        1,985,342
     Waste disposal plant                        133,532          133,532
                                              ----------       ----------
                                               4,832,285        4,801,077
      Less: Accumulated depreciation           3,586,600        3,533,542
                                              ----------       ----------
                                               1,245,685        1,267,535
                                              ----------       ----------

Other assets:
      Processes and patents,
         net of amortization of $907,763 and
         $894,802 at March 31, 2001 and
         December 31, 2000, respectively          74,034           86,995
      Notes receivable-officer                   147,316          147,316
      Other                                        1,000            1,000
                                              ----------       ----------
                                                 222,350          235,311
                                              ----------       ----------
                                            $  9,855,853     $  9,397,395
                                              ==========       ==========


                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                       CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,        DECEMBER 31,
                                               2001               2000
                                           ------------      ------------
LIABILITIES AND                             (UNAUDITED)
STOCKHOLDERS' EQUITY

Current liabilities:
      Dividends payable                   $      --           $   486,114
      Accounts payable                         235,773            178,035
      Accrued expenses                         273,950            262,120
      Taxes payable                            329,974             79,450
      Current portion of long-term
         debt                                    3,457              6,036
                                           -----------        -----------
            Total current liabilities          843,154          1,011,755
                                           -----------        -----------

Deferred income taxes                           10,000             10,000
                                           -----------        -----------

Stockholders' equity:
   Common stock $.10 par value,
       authorized 10,000,000 shares;
       issued, 4,905,839 and 4,901,139
       shares, respectively; outstanding,
       4,865,839 and 4,861,139 shares,
       respectively                            490,584            490,114
   Capital in excess of par value            3,382,548          3,373,417
   Accumulated other comprehensive
       loss                                    (21,932)            (3,274)
   Retained earnings                         5,356,499          4,720,383
   Treasury stock, at cost; 40,000 shares     (205,000)          (205,000)
                                            ----------        -----------
            Total stockholders' equity       9,002,699          8,375,640
                                            ----------        -----------
                                           $ 9,855,853        $ 9,397,395
                                            ==========        ===========










                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)
                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                          ---------
                                                     2001            2000
                                                     ----            ----
Cash flows from operating activities:
  Net earnings                                  $  636,116      $  623,077
  Adjustments to reconcile net earnings
     to net cash flows provided by
     operations:
         Depreciation and amortization              66,019          77,170
        (Increase) decrease in assets:
            Accounts receivable                   (348,835)       (479,521)
            Inventories                            139,652         214,858
            Prepaid expenses and other
              current assets                        13,772             482
         Increase (decrease) in liabilities:
            Accounts payable                        57,738         (38,908)
            Accrued expenses and taxes payable     262,354         277,784
                                                  --------        --------
        Net cash provided by operating
             activities                            826,816         674,942
                                                  --------        --------
Cash flows from investing activities:
   Acquisition of property, plant and
      equipment                                    (31,208)        (62,466)
   Net change in temporary investments            (534,939)       (229,200)
   Purchase of marketable securities                  (796)         (1,096)
                                                  --------        --------
        Net cash used in investing
          activities                              (566,943)       (292,762)
                                                  --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt             (2,579)         (2,530)
   Proceeds from exercise of stock options           9,601          12,337
   Dividends paid                                 (486,114)       (391,131)
                                                  --------        --------
        Net cash used in financing
          activities                              (479,092)       (381,324)
                                                  --------        --------
Net (decrease) increase in cash and
  and cash equivalents                            (219,219)            856

Cash and cash equivalents at beginning
  of period                                      2,226,812       2,014,556
                                                  --------        --------
Cash and cash equivalents at
  end of period                                $ 2,007,593      $2,015,412
                                                 =========      ==========

                    See notes to financial statements.

                          UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. The accounting policies followed by the Company are set forth in the Company's financial statements included in the December 31, 2000 Annual Report.

         2. The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

         3.  Inventories

     Inventories consist of the following:        March 31,    December 31,
                                                   2001            2000
                                                -----------    -----------
     Raw materials and work-in-process.....     $  281,597     $  261,891
     Finished products and fine chemicals        1,043,315      1,202,673
                                                -----------    -----------
                                                $1,324 912     $1,464,564
                                                ===========    ===========

         4. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Cash payments for interest were $25 and $73 for the three months ended March 31, 2001 and March 31, 2000, respectively.

         Cash payments for income taxes were $129,476 and $51,818 for the three months ended March 31, 2001 and March 31, 2000, respectively.

         5. Comprehensive Income

          The components of comprehensive income are as follows:

                                                      The three months ended
                                                             March 31,
                                                      2001               2000
                                                    -------            -------
               Net income                        $  636,116         $  623,077
                                                    -------            -------
               Other comprehensive income
                 Unrealized (loss) gain on
                   marketable securities            (29,758)             9,833
                                                    -------            -------
               Net unrealized (loss)gain            (29,758)             9,833
                                                    -------            -------

               Income tax(benefit)expense on
                 comprehensive income               (11,100)             3,734
                                                    -------            -------
               Other comprehensive (loss)
                 income                             (18,658)             6,099
                                                    -------            -------
               Comprehensive income              $  617,458         $  629,176
                                                    =======            =======

         Accumulated   other   comprehensive   income  is   comprised  of
unrealized gains and losses on marketable securities, net of the related tax effect.

      6. Earnings per share

         The following table sets forth the computation of basic and diluted earnings per share at March 31, 2001 and 1999.

                                                   2001            2000
                                              ==========      ============
         Numerator:
           Net income                         $  636,116        $  623,077
                                              ==========        ==========
         Denominator for basic earnings
           per share (weighted average
           shares)                             4,863,140         4,890,258

         Effect of dilutive securities:
           Employee stock options                 25,637            27,645
                                              ----------        ----------
         Denominator for diluted earnings
           per share (adjusted weighted-
           average shares) and assumed
           conversions                         4,888,777         4,917,903
                                              ==========        ==========
         Basic and diluted earnings
           per share                         $      0.13       $      0.13
                                              ==========        ==========

         Options to purchase 21,000 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2000 as their inclusion would be antidilutive.

         7. The registrant previously had a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 Registrant made non-interest-bearing advances totaling $348,161 to cover its portion of the policy premium. The Insured had agreed to repay the Registrant in the event the policy was ever terminated, which it was in July 2000. In August 2000 the Insured executed a Promissory note in the amount of $348,161 plus interest at the rate of 6.6% per annum beginning July 8, 2000. The note is due in full on July 8, 2003. In 2000 the Insured paid to the Registrant $205,000 by transferring to the Registrant 40,000 shares of his stock of the Registrant, which was valued at $5.125 per share, the closing price on the date of the transfer of the stock. Of this amount, $4,155 was applied to accrued interest and $200,845 to principal, leaving an outstanding balance as of March 31, 2001 of $147,316. This method of repayment was approved by the Board of Directors of the Registrant. The cost of the surrendered stock has been classified as "Treasury stock" in the accompanying balance sheet.

       8. NATURE OF BUSINESS AND SEGMENT INFORMATION

         The Company has the following two reportable  business segments:
Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting polices used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 2000 Annual Report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three months ended March 31, 2001 and 2000:

                                                     2001                                          2000
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Earnings from external customers    $ 2,438,437   $   391,408   $ 2,829,845       $ 2,463,441   $   449,908   $ 2,913,349
Depreciation and amortization            37,937         -            37,937            42,594         -            42,594
Segment earnings before income
  taxes                                 975,017        13,128       988,145           939,618        58,607       998,225

Segment assets                        2,913,212       382,296     3,295,508         2,673,727       536,158     3,209,885

Expenditure for segment assets            3,685          -            3,685            52,466          -           52,466


Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $  988,145                                    $  998,225
Other earnings                                                       65,984                                        39,378
Corporate headquarters expense                                      (38,013)                                      (43,826)
                                                                  ---------                                      --------
Consolidated earnings before income taxes                        $1,016,116                                    $  993,777
                                                                  =========                                      ========
Assets
------
Total assets for reportable segments                            $ 3,295,508                                   $ 3,209,885
Corporate headquarters                                            6,560,345                                     5,171,767
                                                                  ---------                                     ---------
      Total consolidated assets                                 $ 9,855,853                                   $ 8,381,652
                                                                  =========                                     =========


Other Significant Items
-----------------------
                                                2001                                           2000
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals      Corporate        Totals            Totals      Corporate        Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Interest expense               $    -       $      25      $      25          $    -       $      73      $      73
Expenditures for assets           3,685        27,523         31,208            52,466        10,000         62,466
Depreciation and amortization    37,937        28,082         66,019            42,592        34,578         77,170


Geographic Information
----------------------
                                           2001                           2000
                                  ----------------------        ----------------------
                                    Revenues    Long-Lived        Revenues    Long-Lived
                                                  Assets                         Assets
                                   ----------   -----------     -----------   -----------
United States                     $ 1,311,231   $ 1,319,719     $ 1,339,222   $ 1,488,584
France                                592,864                       686,022
Other countries                       925,750                       888,105
                                    ---------     ---------       ---------     ---------
                                  $ 2,829,845   $ 1,319,719     $ 2,913,349   $ 1,488,584
                                    =========     =========       =========     =========
Major Customers
---------------
Customer A (Guardian)             $   999,805                   $   706,719
Customer B (Guardian)                 506,819                       662,267
All other customers                 1,323,221                     1,544,363
                                    ---------                     ---------
                                  $ 2,829,845                   $ 2,913,349
                                    =========                     =========


                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         For the three month period ended March 31, 2001 net sales decreased $83,504 (2.9%) versus the comparable period in 2000. The Guardian Laboratories division ("Guardian") had a sales decrease of $25,004 (1%). The Eastern Chemical subsidiary ("Eastern") had a sales decrease of $58,500 (13%) The decrease in both Guardian's and Eastern's sales was mainly due to normal fluctuations in the purchasing patterns of their customers.

         Cost of sales
         -------------

         Cost of sales as a percentage of net sales decreased from 50.5% for the three months ended March 31, 2000 to 45.9% in the comparable period in 2001. The decrease was mainly due to an efficiency in overhead absorption created by an increase in production during the three months ending March 31, 2001 compared to the three months ended March 31, 2000.

         Operating expense
         -----------------

         Operating expenses increased $94,134 (19.3%) in the three months ended March 31, 2001 when compared to the comparable period in 2000. This increase was mainly due to increases in payroll and payroll related costs.

         Investment income
         -----------------

         Investment income increased $26,558 (67.3%) for the three months ended March 31, 2001 when compared to the comparable period in 2000. This increase is primarily due to an increase in temporary investments.

          Provision for income taxes
          --------------------------

         The provision for income taxes increased from $370,700 for the three months ended March 31, 2000 to $380,000 for the comparable period in 2001. This increase is mainly due to the increase in earnings before income taxes of $22,339 (2.2%) between years. The Company's effective rate of 37% remained unchanged for both periods.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $6,882,794 at December 31, 2000 to $7,544,664 at March 31, 2001. The current ratio increased from 7.8 to 1 at December 31, 2000 to 9.9 to 1 at March 31, 2001. The increase in working capital is primarily due to increases in cash provided by operations. The Company believes that its working capital is and will continue to be sufficient to support its operating requirements and its need for capital expenditures.

         Cash flows provided by operating activities increased $151,874 (22.5%) for the three months ended March 31, 2001 when compared to the comparable period in 2000. This increase is mainly due to less of an increase in outstanding receivables at March 31, 2001 as compared to March 31, 2000.

         Cash flows used in investing activities increased $274,181 (93.7%)for the three months ended March 31, 2001 when compared to the comparable period in 2000. This increase is mainly due to an increase in temporary investments.

         Cash flows used in financing activities increased $97,768 (25.6%) in the three months ended March 31, 2001 when compared to the comparable period in 2000. This increase is primarily due to the increase in cash dividends paid.

                       PART II - OTHER INFORMATION


Item 6 (b)   Exhibits and Reports on Form 8-K

             a. Exhibits: None

             b. Reports on Form 8-K: None


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

Date:  May 11, 2001