Form 10QSB
period 2001-06-30
UNITED GUARDIAN INC
filed 2001-08-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended     June 30, 2001
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                4,870,439
                              -------------




































                              Cover Page 2 of 2 Pages

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                   Page No.
                                                                   --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Three and Six Months Ended
                  June 30, 2001 and 2000                               2

         Consolidated Balance Sheets -
                  June 30, 2001 and December 31, 2000                  3-4

         Consolidated Statements of Cash Flows -
                  Six Months Ended June 30, 2001 and 2000              5

         Consolidated Notes to Financial Statements                    6-10

         Management's Discussion and Analysis of
                    Financial Condition and Results of
                  Operations                                           11-12

Part II. Other Information                                             13

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                               SIX MONTHS ENDED           THREE MONTHS ENDED
                                   JUNE 30,                     JUNE  30,
                               2001         2000          2001          2000
                               ----         ----          ----          ----
Revenue:
  Net sales               $ 5,423,800  $ 5,853,810    $ 2,593,955   $ 2,940,461
                            ---------    ---------      ---------     ---------
Costs and expenses:
  Cost of sales             2,621,552    2,874,747      1,323,838     1,403,662
  Selling, general and
    administrative          1,211,838    1,126,143        629,839       638,278
                            ---------    ---------      ---------     ---------
                            3,833,390    4,000,890      1,953,677     2,041,940
                            ---------    ---------      ---------     ---------
      Earnings from
         operations         1,590,410    1,852,920        640,278       898,521

Other income (expense):
  Interest expense                (37)        (134)           (12)          (61)
  Investment income           131,745       91,088         65,736        51,637
                             ---------    ---------      ---------     ---------
        Earnings before
         income taxes       1,722,118     1,943,874        706,002      950,097


Provision for
   income taxes               642,740      725,500        262,740       354,800
                            ---------    ---------      ---------     ---------

      Net earnings        $ 1,079,378  $ 1,218,374    $   443,262   $   595,297
                            =========    =========      =========     =========
Earnings per common
   share - (basic and
   diluted)               $      0.22  $      0.25    $      0.09   $      0.12
                            =========    =========      =========     =========

Basic weighted average
   shares                   4,866,162    4,892,934      4,869,151     4,895,609
                            =========    =========      =========     =========
Diluted weighted
   average shares           4,889,214    4,920,646      4,889,910     4,923,387
                            =========    =========      =========     =========






                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30,        DECEMBER 31,
                                                2001               2000
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $      919,976      $    2,226,812
    Temporary investments                    3,883,154           2,736,886
    Marketable securities                      907,291             270,924
    Accounts receivable, net of
       allowance for doubtful accounts
       of $46,700 and $47,300 at
       June 30, 2001 and December 31,
       2000, respectively                    1,298,104             801,070
     Inventories                             1,198,803           1,464,564
     Prepaid expenses and other
        current assets                         321,018             169,605
     Deferred income taxes                     230,641             224,688
                                           -----------         -----------
              Total current assets           8,758,987           7,894,549
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,656,623           2,613,203
     Building and improvements               2,019,340           1,985,342
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,878,495           4,801,077
       Less: Accumulated depreciation        3,641,582           3,533,542
                                           -----------         -----------
                                             1,236,913           1,267,535
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $920,725 and $894,802 at
        June 30, 2001 and December 31,
        2000, respectively                      61,072              86,995
     Note receivable - officer                    -                147,316
     Other                                       1,000               1,000
                                           -----------         -----------
                                                62,072             235,311
                                           -----------         -----------
                                        $   10,057,972      $    9,397,395
                                           ===========         ===========


                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             JUNE 30,          DECEMBER 31,
                                               2001                2000
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  486,114
   Accounts payable                           196,674             178,035
   Accrued expenses                           471,036             262,120
   Taxes payable                                 -                 79,450
   Current portion of long-term
      debt                                        866               6,036
                                            ---------           ---------
         Total current liabilities            668,576           1,011,755
                                            ---------           ---------

 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      issued, 4,930,139 and  4,901,139
      shares, respectively; outstanding
      4,867,939 and 4,861,139 shares,
      respectively                            493,014             490,114
   Capital in excess of par value           3,459,549           3,373,417
   Accumulated other comprehensive
       loss                                   (13,298)             (3,274)
   Retained earnings                        5,799,761           4,720,383
   Treasury stock, at cost;
       62,200 and 40,000 shares,
       respectively                          (359,630)           (205,000)
                                            ---------           ---------
         Total stockholders' equity         9,379,396           8,375,640
                                            ---------           ---------
                                         $ 10,057,972        $  9,397,395
                                            =========           =========








                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                               ---------
                                                         2001            2000
                                                       -------         -------

Cash flows provided by operating activities:
  Net earnings                                     $ 1,079,378     $ 1,218,374
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    133,963         151,251
      Provision for doubtful accounts                     (600)           -
      (Increase) decrease in assets:
         Accounts receivable                          (496,434)        (65,750)
         Inventories                                   265,761         240,600
         Prepaid expense and other current assets     (158,727)        (23,944)
      Increase (decrease) in liabilities:
         Accounts payable                               18,639        (57,690)
         Accrued expenses and taxes payable            129,466         165,924
                                                      --------        --------
      Net cash provided by operating activities        971,446       1,628,765
                                                      --------        --------

Cash flows from investing activities:
   Acquisition of property, plant and equipment        (77,418)        (97,555)
   Net change in temporary investments              (1,146,268)       (953,490)
   Purchase of marketable securities                  (652,344)         (2,443)
                                                      --------        --------
      Net cash used in investing activities         (1,876,030)     (1,053,488)
                                                      --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt                 (5,170)         (5,072)
   Proceeds from exercise of stock options              89,032          24,881
   Dividends paid                                     (486,114)       (391,131)
                                                      --------        --------
     Net cash used in financing activities            (402,252)       (371,322)
                                                      --------        --------

Net (decrease) increase in cash and cash
  equivalents                                       (1,306,836)        203,955

Cash and cash equivalents at beginning
  of period                                          2,226,812       2,014,556
                                                     ---------       ---------
Cash and cash equivalents at end of period         $   919,976     $ 2,218,511
                                                     =========       =========




                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2000 Annual Report to Shareholders.

         2. The results of operations for the three and six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

         3. Inventories

     Inventories consist of the following:        June 30      December 31
                                                   2001            2000
                                                ----------     ----------
     Raw materials and work in process          $  254,692     $  261 891
     Finished products and fine chemicals          944,111      1,202,673
                                                ----------     ----------
                                                $1,198,803     $1,464,564
                                                ==========     ==========


         4. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Cash payments for interest were $37 and $134 for the six months ended June 30, 2001 and 2000 respectively.

         Cash payments for taxes were $879,216 and $730,687 for the six months ended June 30, 2001 and 2000 respectively.

         5. Comprehensive Income

           The components of comprehensive income are as follows:

                                            Six months ended                   Three months ended
                                                 June 30,                            June 30,
                                         2001             2000                 2001           2000
                                        ------           ------              -------         -------
Net income                           $1,079,378        $1,218,374           $443,262        $595,297
                                      ---------         ---------            -------         -------
Other comprehensive income
   Unrealized gain (loss)on
   marketable securities                (15,977)            2,609             13,781          (7,224)
                                      ---------         ---------            -------         -------
Net unrealized gain (loss)              (15,977)            2,609             13,781          (7,224)
                                      ---------         ---------            -------         -------
Income tax expense (benefit)on
   comprehensive income                  (5,953)              934              5,147          (2,800)
                                      ---------         ---------            -------         -------
Other comprehensive income (loss)       (10,024)            1,675              8,634          (4,424)
                                      ---------         ---------            -------         -------
Comprehensive income                 $1,069,354        $1,220,049           $451,896        $590,873
                                      =========         =========            =======         =======

         Accumulated   other   comprehensive   income  is   comprised  of
unrealized gains and losses on marketable securities, net of the related tax effect.

         6. Earnings Per Share

         The following table sets for the computation of basic and diluted earnings per share at June 30, 2001 and 2000.

                                                  Six months ended               Three months ended
                                                      June 30,                         June 30,
                                                2001           2000               2001           2000
                                               ------         ------             ------         ------
Numerator:
   Net income                               $1,079,378      $1,218,374        $  443,262     $  595,297
                                             ---------       ---------           -------        -------
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                   4,866,162       4,892,934         4,869,151      4,895,609

Effect of dilutive securities :
   Employee stock options                       23,052          27,712            20,759         27,778
                                             ---------       ---------         ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions           4,889,214       4,920,646         4,889,910      4,923,387
                                             =========       =========         =========      =========
Basic and diluted earnings per share        $     0.22      $     0.25        $     0.09     $     0.12
                                             =========       =========         =========      =========

         Options to purchase 21,000 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2000 as their inclusion would be antidilutive.

         7. In August 2000 Alfred R. Globus ("Globus"), the Registrant's Chairman and Chief Executive Officer, executed a Promissory note in the amount of $348,161 plus interest at the rate of 6.6% per annum, to repay advances made by the Registrant in fiscal years 1995 through 1998 in connection with a split dollar life insurance policy that was discontinued in July, 2000. Between September, 2000 and May, 2001 Globus transferred to the Registrant a total of 62,200 shares of his United-Guardian, Inc. stock, with a market value of $359,630, to repay the Promissory Note. Of this amount, $348,161 was applied to principal, $10,218 to interest, and the remaining $1,251 was returned to Globus as an overpayment. This method of repayment was approved by the Board of Directors of the Registrant. The cost of the surrendered stock has been classified as "Treasury stock" on the accompanying balance sheet.

         8. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian
segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 2000 Annual Report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the six months ended June 30, 2001 and 2000.

                                                                  Six months ended June 30,
                                                     2001                                            2000
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 4,690,069    $   733,731    $ 5,423,800       $ 5,020,389    $   833,421    $ 5,853,810
Depreciation and amortization           77,205           -            77,205            83,513           -            83,513
Segment earnings before income
  taxes                              1,662,230         11,749      1,673,979         1,867,382         80,506      1,947,888

Segment assets                       2,591,687        411,745      3,003,432         2,452,040        459,530      2,911,570

Expenditures for segment assets         15,036            -           15,036            85,619            -           85,619

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                             1,673,979                                       1,947,888
Other earnings                                                       131,708                                          90,954
Corporate headquarters expense                                      ( 83,569)                                        (94,968)
                                                                 -----------                                     -----------
Consolidated earnings before income
   taxes                                                           1,722,118                                       1,943,874

Assets
------
Total assets for reportable segments                               3,003,432                                       2,911,570
Corporate headquarters                                             7,054,540                                       5,940,315
                                                                 -----------                                     -----------
      Total consolidated assets                                  $10,057,972                                     $ 8,851,885
                                                                 ===========                                     ===========

                                                                Three months ended June 30,
                                                     2001                                            2000
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,251,632    $   342,323    $ 2,593,955       $ 2,556,948    $   383,513    $ 2,940,461
Segment earnings before income
  taxes                                687,213         (1,379)       685,834           927,764         21,899        949,663

Earnings before income taxes
----------------------------
Total earnings for reportable segments                               685,834                                         949,663
Other earnings                                                        65,724                                          51,576
Corporate headquarters expense                                      ( 45,556)                                        (51,142)
                                                                     -------                                         -------
Consolidated earnings before income
   taxes                                                             706,002                                         950,097
                                                                     =======                                         =======

Other significant items
-----------------------
                                                                   Six months ended June 30,
                                                     2001                                           2000
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                    $    -        $       37     $        37         $    -        $      134     $        134
Expenditures for assets                15,036         62,382          77,418            85,619         11,936           97,555
Depreciation and amortization          77,205         56,758         133,963            83,513         67,738          151,251

Geographic Information
----------------------
                                                       2001                                2000
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,682,713   $    1,297,985        $ 2,982,324   $    1,449,592
France                                         845,508                             954,792
Other countries                              1,895,579                           1,916,694
                                           -----------    -------------        -----------    -------------
                                           $ 5,423,800   $    1,297,985        $ 5,853,810   $    1,449,592
                                           ===========    =============        ===========    =============


Major Customers
---------------
Customer A (Guardian)                      $ 1,893,243                         $ 1,060,834
Customer B (Guardian)                          711,978                             911,790
All other customers                          2,818,579                           3,881,186
                                           -----------                         -----------
                                           $ 5,423,800                         $ 5,853,810
                                           ===========                         ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         For the six month period ended June 30, 2001 net sales decreased $430,010 (7.3%) versus the comparable period in 2000. The Guardian Laboratories division ("Guardian") had a sales decrease of $330,320 (6.6%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $99,690 (12%).

         For the three month period ended June 30, 2001, revenue decreased $346,506 (11.8%) over the comparable period in 2000. Guardian sales decreased $305,316 (11.9%), while Eastern sales decreased $41,190 (10.7%).

         The decrease in Guardian's sales was believed to be due in part to a slight decline in demand for Guardian's products resulting from the economic slowdown taking place in the United States, as well as to normal fluctuations in the purchasing patterns of its customers. The decline in Eastern's sales was mainly due to normal fluctuations in the purchasing patterns of its customers.

         Cost of sales
         -------------

         Cost of sales as a percentage of sales decreased to 48.3% for the six months ended June 30, 2001 from 49.1% for the comparable period ended June 30, 2000. The decrease was mainly due to an increase in production for the first six months ending June 30, 2001 as compared to the six months ended June 30, 2000. For the three month period ended June 30, 2001 compared to the three month period June 30, 2000 the cost of sales as a percentage of sales increased to 51.0% from 47.7%. The increase was mainly due to a decrease in production during the three month period ended June 30, 2001 as compared to the three month period ended June 30, 2000.

         Operating Expenses
         ------------------

         Operating expenses increased $85,695 (7.6%) in the six months ended June 30, 2001 compared to the comparable period in 2000. For the three months ended June 30, 2001 operating expenses decreased $8,439 (1.3%) over the comparable period in 2000. These increases and decreases were primarily due to changes in payroll related costs for the six and three month period ended June 30, 2001 as compared to the six and three month period ended June 30, 2000.

         Investment income
         ---------------

         Investment income increased $40,657 (44.6%) for the six months ended June 30, 2001 as compared to the comparable period in 2000, and $14,099 (27.3%) for the three months ended June 30, 2001 as compared to the comparable period in 2000. These increases are primarily due to an increase in temporary investments.

         Provision for income taxes
         --------------------------

         The provision for income taxes decreased $82,760 (11.4%) for the six months ended June 30, 2001 when compared to the comparable period in 2000, and $92,060 (25.9%) for the three months ended June 30, 2001 when compared to the comparable period in 2000. These decreases are due to decreased earnings before taxes of $221,756 for the six months ended June 30, 2001 and $244,095 for the three months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $6,882,794 at December 31, 2000 to $8,090,411 at June 30, 2001. The current ratio increased from 7.8 to 1 at December 31, 2000 to 13.1 to 1 at June 30, 2001. The Company has no commitments for any further significant capital expenditures during the remainder of 2001, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows provided by operating activities decreased $657,319 (40.4%) for the six months ended June 30, 2001 as compared the comparable period in 2000. This decrease is mainly due to an increase in outstanding accounts receivable due to timing of sales for the quarter ended June 30, 2001.

         Cash flows used in investing activities increased $822,542 (78.1%) in the six months ended June 30, 2001 when compared to the comparable period in 2000. This increase is mainly due additional investments in temporary investments and marketable securities.

         Cash flows used in financing activities increased $30,930 (8.3%) in the six months ended June 30, 2001 when compared to the comparable period in 2000. This increase is mainly due to the increase in cash dividends paid in 2001 when compared to 2000.


                       PART II - OTHER INFORMATION

Item 6 (b)   Exhibits and Reports on Form 8-K

             a. Exhibits - None
             b. Reports on Form 8-K - None

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


Date:  August 9, 2001