Form 10QSB
period 2001-09-30
UNITED GUARDIAN INC
filed 2001-11-05
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended   September 30, 2001
                               ----------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                4,870,439
                              -------------





































                              Cover Page 2 of 2 Pages

                                 UNITED-GUARDIAN, INC.

                                       INDEX


                                                                    Page No.
                                                                    --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -
                  Nine and Three Months Ended
                  September 30, 2001 and 2000                          2

         Consolidated Balance Sheets -
                  September 30, 2001 and December 31, 2000             3-4

         Consolidated Statements of Cash Flows -
                  Nine Months Ended September 30, 2001 and 2000         5

         Consolidated Notes to Financial Statements                    6-10

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           11-12

Part II. Other Information                                             12

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                               NINE MONTHS ENDED           THREE MONTHS ENDED
                                 SEPTEMBER 30,              SEPTEMBER 30,
                               2001         2000          2001          2000
                               ----         ----          ----          ----
Revenue:
  Net sales               $ 7,625,049  $ 7,795,787    $ 2,201,249   $ 1,941,977
                            ---------    ---------      ---------     ---------
Costs and expenses:
  Cost of sales             3,638,997    3,791,152      1,017,445       916,405
  Selling, general and
    administrative          1,747,294    1,639,314        535,456       513,171
                            ---------    ---------      ---------     ---------
                            5,386,291    5,430,466      1,552,901     1,429,576
                            ---------    ---------      ---------     ---------
      Earnings from
         operations         2,238,758    2,365,321        648,348       512,401

Other income (expense):
  Interest expense                (38)        (354)            (1)         (220)
  Investment income           186,713      154,720         54,968        63,632
  Loss on sale of asset        (8,859)        -            (8,859)         -
                             ---------    ---------      ---------     ---------
        Earnings before
         income taxes       2,416,574     2,519,687        694,456      575,813


Provision for
   income taxes               902,740      940,000        260,000       214,500
                            ---------    ---------      ---------     ---------

      Net earnings        $ 1,513,834  $ 1,579,687    $   434,456   $   361,313
                            =========    =========      =========     =========
Earnings per common
   share - basic and
   diluted                $      0.31  $      0.32    $      0.09   $      0.07
                            =========    =========      =========     =========

Basic weighted average
   shares                   4,867,465    4,892,270      4,870,029     4,890,956
                            =========    =========      =========     =========
Diluted weighted
   average shares           4,887,602    4,920,441      4,884,338     4,920,396
                            =========    =========      =========     =========





                           See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30,      DECEMBER 31,
                                                2001               2000
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $      998,907      $    2,226,812
    Temporary investments                    4,803,100           2,736,886
    Marketable securities                      828,742             270,924
    Accounts receivable, net of
       allowance for doubtful accounts
       of $46,700 and $47,300 at
       September 30, 2001 and December 31,
       2000, respectively                      760,310             801,070
     Inventories                             1,259,026           1,464,564
     Prepaid expenses and other
        current assets                         225,617             169,605
     Deferred income taxes                     244,264             224,688
                                           -----------         -----------
              Total current assets           9,119,966           7,894,549
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,680,424           2,613,203
     Building and improvements               2,019,137           1,985,342
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,902,093           4,801,077
       Less: Accumulated depreciation        3,687,140           3,533,542
                                           -----------         -----------
                                             1,214,953           1,267,535
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $933,686 and $894,802 at
        September 30, 2001 and December 31,
        2000, respectively                      48,111              86,995
     Note receivable - officer                    -                147,316
     Other                                       1,000               1,000
                                           -----------         -----------
                                                49,111             235,311
                                           -----------         -----------
                                        $   10,384,030      $    9,397,395
                                           ===========         ===========


                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                          SEPTEMBER 30,        DECEMBER 31,
                                               2001                2000
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  486,114
   Accounts payable                           217,587             178,035
   Accrued expenses                           360,254             262,120
   Taxes payable                                 -                 79,450
   Current portion of long-term
      debt                                       -                  6,036
                                            ---------           ---------
         Total current liabilities            577,841           1,011,755
                                            ---------           ---------

 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      issued, 4,932,639 and  4,901,139
      shares, respectively; outstanding
      4,870,439 and 4,861,139 shares,
      respectively                            493,264             490,114
   Capital in excess of par value           3,464,518           3,373,417
   Accumulated other comprehensive
       loss                                   (36,180)             (3,274)
   Retained earnings                        6,234,217           4,720,383
   Treasury stock, at cost;
       62,200 and 40,000 shares,
       respectively                          (359,630)           (205,000)
                                            ---------           ---------
         Total stockholders' equity         9,796,189           8,375,640
                                            ---------           ---------
                                         $ 10,384,030        $  9,397,395
                                            =========           =========








                        See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            NINE MONTHS ENDED
                                                              September 30,
                                                              ------------
                                                         2001            2000
                                                       -------         -------
Cash flows provided by operating activities:
  Net earnings                                     $ 1,513,834     $ 1,579,687
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    204,776         224,985
      Net loss on sale of equipment                      8,859            -
      Provision for doubtful accounts                     (600)         (5,751)
      (Increase) decrease in assets:
         Accounts receivable                            41,360         130,709
         Inventories                                   205,538        (154,109)
         Prepaid expense and other current assets      (63,326)        (34,813)
      Increase (decrease) in liabilities:
         Accounts payable                               39,552        (101,100)
         Accrued expenses and taxes payable             18,684          (7,989)
                                                      --------        --------
      Net cash provided by operating activities      1,968,677       1,631,619
                                                      --------        --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment       (131,369)       (133,106)
   Proceeds from sale of equipment                       9,200            -
   Net change in temporary investments              (2,066,214)     (2,124,517)
   Purchase of marketable securities                  (660,300)         (3,226)
   Proceeds from sale of marketable securities          50,000
                                                      --------        --------
      Net cash used in investing activities         (2,798,683)     (2,260,849)
                                                      --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt                 (6,036)         (7,626)
   Proceeds from exercise of stock options              94,251          29,981
   Dividends paid                                     (486,114)       (391,131)
                                                      --------        --------
     Net cash used in financing activities            (397,899)       (368,776)
                                                      --------        --------
Net decrease in cash and cash
  equivalents                                       (1,227,905)       (998,006)

Cash and cash equivalents at beginning
  of period                                          2,226,812       2,014,556
                                                     ---------       ---------
Cash and cash equivalents at end of period         $   998,907     $ 1,016,550
                                                     =========       =========




                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2000 Annual Report to Shareholders.

         2. The results of operations for the three and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

         3. Inventories

     Inventories consist of the following:     September 30,   December 31,
                                                   2001            2000
                                                ----------     ----------
     Raw materials and work in process          $  313,546     $  261 891
     Finished products and fine chemicals          945,480      1,202,673
                                                ----------     ----------
                                                $1,259,026     $1,464,564
                                                ==========     ==========


         4. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Cash payments for interest were $38 and $354 for the nine months ended September 30, 2001 and 2000, respectively.

         Cash payments for taxes were $1,078,271 and $1,027,826 for the nine months ended September 30, 2001 and 2000, respectively.

         5. Comprehensive Income

            The components of comprehensive income are as follows:

                                           Nine months ended                   Three months ended
                                              September 30,                        September 30,
                                         2001             2000                 2001           2000
                                        ------           ------              -------         -------
Net income                           $1,513,834        $1,579,687           $434,456        $361,313
                                      ---------         ---------            -------         -------
Other comprehensive income
   Unrealized gain (loss)on
   marketable securities                (52,482)            1,109            (36,505)         (1,500)
                                      ---------         ---------            -------         -------
Net unrealized gain (loss)              (52,482)            1,109            (36,505)         (1,500)
                                      ---------         ---------            -------         -------
Income tax expense (benefit)on
   comprehensive income                 (19,576)              413            (13,623)           (521)
                                      ---------         ---------            -------         -------
Other comprehensive income (loss)       (32,906)              696            (22,882)           (979)
                                      ---------         ---------            -------         -------
Comprehensive income                 $1,480,928        $1,580,383           $411,574         360,334
                                      =========         =========            =======         =======

         Accumulated   other   comprehensive   income  is   comprised  of
unrealized gains and losses on marketable securities, net of the related tax effect.

         6. Earnings Per Share

         The following table sets for the computation of basic and diluted earnings per share at September 30, 2001 and 2000.

                                                  Nine months ended              Three months ended
                                                   September 30,                     September 30,
                                                2001           2000               2001           2000
                                               ------         ------             ------         ------
Numerator:
   Net income                               $1,513,834      $1,579,687        $  434,456     $  361,313
                                             ---------       ---------           -------        -------
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                   4,867,465       4,892,270         4,870,029      4,890,956

Effect of dilutive securities :
   Employee stock options                       20,137          28,171            14,309         29,440
                                             ---------       ---------         ---------      ---------



Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions           4,887,602       4,920,441         4,884,338      4,920,396
                                             =========       =========         =========      =========
Basic and diluted earnings per share        $     0.31      $     0.32        $     0.09     $     0.07
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

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 2000 Annual Report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the nine and three months ended September 30, 2001 and 2000.

                                                                  Nine months ended September 30,
                                                     2001                                            2000
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 6,556,466    $ 1,068,583    $ 7,625,049       $ 6,620,110    $ 1,175,677    $ 7,795,787
Depreciation and amortization          117,079           -           117,079           123,729           -           123,729
Segment earnings before income
  taxes                              2,337,639         25,343      2,362,982         2,410,028         92,468      2,502,496

Segment assets                       2,147,797        463,304      2,611,101         2,410,648        519,781      2,930,429

Expenditures for segment assets         30,506            -           30,506           117,650            -          117,650

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $ 2,362,982                                     $ 2,502,496
Other earnings                                                       177,816                                         154,366
Corporate headquarters expense                                      (124,224)                                       (137,175)
                                                                  ----------                                       ---------
Consolidated earnings before income
   taxes                                                         $ 2,416,574                                     $ 2,519,687
                                                                  ==========                                       =========
Assets
------
Total assets for reportable segments                             $ 2,611,101                                     $ 2,930,429
Corporate headquarters                                             7,772,929                                       5,862,013
                                                                  ----------                                       ---------
      Total consolidated assets                                  $10,384,030                                     $ 8,792,442
                                                                  ==========                                       =========

                                                                Three months ended September 30,
                                                     2001                                            2000
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 1,866,397    $   334,852    $ 2,201,249       $ 1,599,721    $   342,256    $ 1,941,977
Segment earnings before income
  taxes                                675,409         13,594        689,003           542,646         11,962        554,608






Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $   689,003                                     $   554,608
Other earnings                                                        46,108                                          63,412
Corporate headquarters expense                                      ( 40,655)                                        (42,207)
                                                                     -------                                         -------
Consolidated earnings before income
   taxes                                                         $   694,456                                     $   575,813
                                                                     =======                                         =======

Other significant items
-----------------------
                                                               Nine months ended September 30,
                                                     2001                                           2000
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                    $    -        $       38     $        38         $    -        $      354     $        354
Expenditures for assets                30,506        100,863         131,369           117,650         15,456          133,106
Depreciation and amortization         117,079         87,697         204,776           123,729        101,256          224,985

Geographic Information
----------------------
                                                       2001                                2000
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 3,939,862   $    1,263,064        $ 4,078,743   $    1,411,409
France                                         981,620                           1,022,465
Other countries                              2,703,567                           2,694,579
                                           -----------    -------------        -----------    -------------
                                           $ 7,625,049   $    1,263,064        $ 7,795,787   $    1,411,409
                                           ===========    =============        ===========    =============


Major Customers
---------------
Customer A (Guardian)                      $ 2,805,913                         $ 1,365,181
Customer B (Guardian)                           -                                  969,341
All other customers                          4,819,136                           5,461,265
                                           -----------                         -----------
                                           $ 7,625,049                         $ 7,795,787
                                           ===========                         ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         For the nine month period ended September 30, 2001 net sales decreased $170,738 (2.2%) versus the comparable period in 2000. The Guardian Laboratories division ("Guardian") had a sales decrease of $63,644 (1.0%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $107,094 (9.1%).

         For the three month period ended September 30, 2001, revenue increased $259,272 (13.4%) over the comparable period in 2000. Guardian sales increased $266,676 (16.7%), while Eastern sales decreased $7,404 (2.2%).

         The decrease in Guardian's sales for the nine month period is believed to be due to a slight decline in demand for Guardian's products resulting from the economic slowdown taking place both in the United States as well as in many markets overseas. The increase in Guardian's sales for the three month period ended September 30, 2001 is believed to be due to normal fluctuations in the purchasing patterns of its customers. The decline in Eastern's sales for both the nine month period and the quarter is believed to be due mainly to normal fluctuations in the purchasing patterns of its customers, but may also be partially attributable to some loss of business due to an inability to provide some products as a result of the ongoing program to reduce Eastern's on-hand inventory.

         Cost of sales
         -------------

         Cost of sales as a percentage of sales decreased to 47.7% for the nine months ended September 30, 2001 from 48.6% for the comparable period ended September 30, 2000. For the three month period ended September 30, 2001 compared to the three month period ended September 30, 2000 the cost of sales as a percentage of sales decreased to 46.2% from 47.2%. The decreases was mainly due to a decrease in raw material costs in the nine and three month period ended September 30, 2001 as compared to the nine and three month period ended September 30, 2000.

         Operating Expenses
         ------------------

         Operating expenses increased $107,980 (6.6%) in the nine months ended September 30, 2001 compared to the comparable period in 2000. For the three months ended September 30, 2001 operating expenses increased $22,285 (4.3%) over the comparable period in 2000. These increases were primarily due to changes in payroll related costs for the nine and three month period ended September 30, 2001 as compared to the nine and three month period ended September 30, 2000.

         Investment income
         ---------------

         Investment income increased $31,993 (20.7%) for the nine months ended September 30, 2001 as compared to the comparable period in 2000 and decreased $8,664 (13.6%) for the three months ended September 30, 2001 as compared to the comparable period in 2000. The increase for the nine month period was a result of an increase in temporary investments during this period. The decrease in the three month period was attributable to a decline in interest rates.

         Provision for income taxes
         --------------------------

         The provision for income taxes decreased $37,260 (4.0%) for the nine months ended September 30, 2001 when compared to the comparable period in 2000, and increased $45,500 (21.2%) for the three months ended September 30, 2001 when compared to the comparable period in 2000. The decrease is due to decreased earnings before taxes of $103,113 for the nine months ended September 30, 2001 and the increase is due to an increase in earnings before taxes of $118,643 for the three months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $6,882,794 at December 31, 2000 to $8,542,125 at September 30, 2001. The current ratio increased from 7.8 to 1 at December 31, 2000 to 15.8 to 1 at September 30, 2001. The Company has no commitments for any further significant capital expenditures during the remainder of 2001, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows provided by operating activities increased $337,058 (20.7%) for the nine months ended September 30, 2001 as compared the comparable period in 2000. This increase is mainly due to a decrease in inventory for the nine months ended September 30, 2001.

         Cash flows used in investing activities increased $537,834 (23.8%) in the nine months ended September 30, 2001 when compared to the comparable period in 2000. This increase is mainly due to additional investments in marketable securities.

         Cash flows used in financing activities increased $29,123 (7.9%) in the nine months ended September 30, 2001 when compared to the comparable period in 2000. This increase is mainly due to the increase in cash dividends paid in 2001 when compared to 2000.


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


Date:  November 2, 2001