Form 10KSB
period 2001-12-31
UNITED GUARDIAN INC
filed 2002-03-25
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                               FORM 1O-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 2001.

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

         Indicate by check mark if there is no disclosure herein of delinquent filers pursuant to Item 405 of Regulation S-B, and if, to the best of registrant's knowledge, no disclosure will be contained in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Registrant's revenues for the fiscal year ended December 31, 2001 were $9,583,682.

         On March 1, 2002 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $14,186,525 (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant are affiliates of the Registrant and no person, other than Alfred R. Globus, is an affiliate by virtue of his stockholdings. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

         As of March 1, 2002 the Registrant had issued 4,932,639 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,870,439 shares were outstanding and 62,200 held as Treasury stock as of that date.

         Transitional  Small Business  Disclosure Format (check one):
Yes [ ] No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain information required by Part III (portions of Item 9, as well as Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "2002 Proxy Statement") in connection with its 2002 annual meeting of stockholders, which is to be filed no later than April 30, 2002 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.





















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

                                  PART I

Item 1.  Description of Business

(a)    General Development of Business

         The Registrant is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The Registrant also distributes a line of over 3,000 fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents through a wholly owned subsidiary.

         The Registrant operates in two business segments:

            (1) The Guardian Laboratories Division ("Guardian") conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The Research and Development Department of Guardian engages in research and development in the fields of cosmetics, health care products, and specialty industrial chemical products, for the purpose of developing new products, and refining existing products that will be marketed or licensed by Guardian. Many of the products manufactured by Guardian, particularly its LUBRAJEL(R) line of products, are marketed worldwide through a network of distributors, and are currently used by many of the major multinational cosmetic companies.

            The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are Registrant's LUBRAJEL(R) line of cosmetic ingredients, which accounted for approximately 59% of the Registrant's sales in 2001, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 17% of the Registrant's sales in 2001. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

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

         During 2001, Guardian's sales accounted for approximately 85% of Registrant's total product sales.

         Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 2001 sales from these two product lines accounted for approximately 89% of Guardian's sales, and 76% of the sales of the Registrant as a whole.

         LUBRAJEL

         LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on prelubricated enema tips and thermometers, and as a lubricant for catheters. During 2001, sales of LUBRAJEL products decreased 13.7% from $6,542,880 in 2000 to $5,649,557 in 2001. Sales of
LUBRAJEL products represented 70% of Guardian's sales and 59% of the sales of the Registrant as a whole. The most important product in the LUBRAJEL line in 2001 was LUBRAJEL CG (the original form of LUBRAJEL), which decreased in sales from $2,175,097 in 2000 to $1,951,990 in 2001, a decrease of 10%. Sales of the second largest revenue producer in the Lubrajel line, LUBRAJEL MS, decreased 33% from $1,730,202 in 2000 to $1,161,907 in 2001. Sales of LUBRAJEL OIL, another important product in the LUBRAJEL line, decreased 12% from $651,456 in 2000 to $571,291 in 2001. The Registrant believes that the decrease in LUBRAJEL sales was the result of (a) an overall decline in sales of personal care products in which the Lubrajel products are used, as a result of the global economic decline in 2001, and (b) an effort on the part of some of Registrant's customers to maintain lower inventory levels at the end of 2001. It is too soon for Registrant to determine whether any or all of the decline was due to loss of customers.

         Registrant believes that Registrant's ability to increase sales of its LUBRAJEL products will depend on (a) the ability of Registrant's marketing partners and distributors to continue to bring the product to the attention of new customers, and (b) Registrant's success in bringing to market a new form of LUBRAJEL that is currently under development. Registrant believes that there is still significant potential to increase sales in certain territories that have only been developed recently, such as Asia, and in particular, China. Any sales increases may be offset somewhat by continuing competition from products introduced by Registrant's competitors. Despite this competition Registrant believes that it will still be able to expand the market for its LUBRAJEL product line. Registrant believes that LUBRAJEL'S reputation for quality and customer service will enable it to continue to compete effectively in the marketplace.

         RENACIDIN

         RENACIDIN is a urological prescription drug used primarily to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use 10% sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. On October 9, 1990, the Patent Office issued to the Registrant a patent covering the method of manufacturing RENACIDIN IRRIGATION. Sales of RENACIDIN IRRIGATION in 2001 accounted for 20% of Guardian's sales and 17% of the sales of the Registrant as a whole. Sales of RENACIDIN IRRIGATION in 2001 increased slightly from $1,566,068 in 2000 to

$1,606,498 in 2001. This increase was the result of a price increase in April 2000 that affected the entire 2001 fiscal year but only two-thirds of the 2000 fiscal year.

         Other Products

         Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 2001 are as follows:

         CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent. Sales of CLORPACTIN decreased slightly from $303,814 in 2000 to $297,414 in 2001 due to normal year to year fluctuations.

         KLENSOFT(TM) is a surfactant that can be used in shampoos, body washes, makeup removers, and other cosmetic formulations. The primary customer for Klensoft over the past few years has been in Taiwan, and over the past few years there have been a few new customers for the product in the United Kingdom, France and Korea. Klensoft sales declined significantly from $240,102 in 2000 to $38,788 in 2001 due to a significant decline in demand from the main customer for the product in Taiwan. Based on initial sales for 2002, which in January alone almost equaled all of 2001, Registrant believes that Klensoft sales will once again increase in 2002 based on renewed sales to the major customer in Taiwan. Registrant also believes that the extreme year to year sales fluctuations for this product are the result of erratic inventory control and poor sales forecasting on the part of the major customer for this product.

         LUBRAJEL PF is a preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. It is also distributed by some of Registrant's other marketing partners under the name LUBRAJEL PF. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated. Sales of Lubrajel PF declined from $211,260 in 2000 to $138,880 in 2001, a decrease of 34% (these sales are already included in the total Lubrajel sales figure mentioned previously). Registrant believes that this decrease is attributable both to a reduction in demand for this product as well as the timing of orders.

         CONFETTI(TM) II DERMAL DELIVERY FLAKES is a new product line introduced in 2000 to replace a previous product line, CONFETTI DERMAL ESSENTIALS. That product line, which had been introduced in 1996, incorporated various functional oil-soluble ingredients into colorful flakes that could be added to and suspended in various water-based products. The product color and ingredients could be customized to meet the needs of individual customers. Sales of this previous product line declined from $170,381 in 1999 to $63,936 in 2000 as a result of the incompatibility of the product with certain cosmetic formulations, which limited its use. In 2000 the Registrant reformulated this product and late in the year introduced CONFETTI II DERMAL DELIVERY FLAKES into the cosmetic market. This improved product has much broader compatibility, enabling it to be incorporated into cosmetic formulations with which it was previously incompatible. As a result of the improved formulation, sales of all types of CONFETTI in 2001 increased to $214,863, an increase of 236% over 2000. Since more than half of the 2001 sales were to a customer that is not expected to purchase additional product in 2002, Registrant cannot yet project whether or not CONFETTI sales in the next fiscal year will equal or exceed the sales level of 2001.

         LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Registrant was granted a U.S. patent for this unique form of LUBRAJEL. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon has been actively marketing LUBRAJEL RC since January, 1996. Sales of LUBRAJEL RC and RR decreased by 9% from $580,220 in 2000 to $528,295 in 2001 (these sales are already included in the total Lubrajel sales figure mentioned previously).

         Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 4% of Registrant's sales in 2001, are as follows:

         LUBRASIL and LUBRASIL DS are special types of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The products have a silky feel, and are water resistant while moisturizing the skin.

         RAZORIDE(TM) is a clear, water-based, surfactant and soap-free shaving product with excellent lubricity and moisturizing properties. Registrant is currently selling this product in bulk to two companies marketing it as a shaving product, one in an institutional market, and the other in a health care market.

         UNITWIX(R) is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product that does not require government approval to market. A new form of Unitwix was introduced in fiscal year 2000. Sales in 2001 were more than double the sales of the previous year.

         DESELEX(R) is a replacement for phosphates in detergents.

         B-122(TM) and a related product, LUBRASLIDE(TM), are powdered lubricants used in the manufacture of cosmetics such as pressed powders, eye liners, and rouges. They are used as binders for these products, increasing their drop strength and lowering the coefficient of friction and water-repellency. Sales are expected to increase in 2002 due to a new customer for B-122.

         FOAMBREAKER(TM) is a defoamer for cleansing solutions in the electroplating, painting, and electronics industries. The product does not leave the typical "fish-eye" residues associated with silicone defoamers. It is an industrial product that does not require governmental registrations or approvals. It is an unpatented, proprietary product.

         ORCHID COMPLEX(TM) is a successor product to our previous Oil of Orchids product and is base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability and light emolliency. Because of its alcohol solubility it may also be used in fragrance products such as perfumes and toiletries. Its light emolliency lends use in shampoos, bath products and facial. cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil soluble. It is too early to project sales as the product was introduced in the fourth quarter of 2001.

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

         LUBRAJEL

         1) Registrant's major research project at the current time is the development of a new form of Lubrajel that will enable it to be used in low pH and salt formulations. The current form of Lubrajel, as well as the competitive products to Lubrajel, cannot be used to gel low pH or salt-containing formulations. Registrant believes that if it is successful it will open up significant new markets for the Lubrajel products. Several prototype products are now being tested, and Registrant is optimistic that it will be successful in developing this new product.

         2) Preliminary studies indicated that LUBRAJEL may help to accelerate the healing of wounds, such as leg ulcers, when applied daily and used in conjunction with a Spandex or similar bandage. Horizon Medical, Inc. (see "LUBRAJEL RR" discussion above) had done some work with the product for this use, and received authorization from the FDA to market the product as an accessory to a medical device for specific wound healing uses. Registrant believes that an additional study done on a larger group of patients is warranted, but will not be proceeding further on this project until it can locate a partner to assist with the funding. Other companies in this market have been working independently on the use of Lubrajel as a wound healing agent.

         3) The Registrant is continuing to work on a project with a global personal care products company based in the United Kingdom for the use of LUBRAJEL FLUID, a modified form of LUBRAJEL, in a globally marketed consumer health product. The exact nature of this project cannot yet be disclosed due to confidentiality agreements between the Registrant and this U.K. company. In 2000 the Registrant began to ship small quantities of product, but full- scale marketing will not begin until that company resolves some packaging issues, which is not expected to occur until the second half of 2002.

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

         CLORPACTIN

         The Registrant has just completed a preliminary clinical trial to determine the effectiveness of Clorpactin in the treatment of periodontal disease. The initial test was performed at the School of Dental Medicine at Boston University. Registrant is currently awaiting the final report from those tests. If the test results are positive, Registrant will either proceed on its own to do further clinical testing, or will resume its previous efforts to locate a partner to work with it on this project. Regulatory approvals would be needed in order to market the product for this new use.

       ANTI-VIRAL COMPOUND

       Registrant is working with a company that has developed a new anti-viral compound and has requested the assistance of the Registrant in developing a water-based gel base to carry the product. Because of Registrant's long experience in developing water-based gels, Registrant believes that it is in an excellent position to develop a suitable carrier for the product. If Registrant is successful, it would supply the base product and incorporate their anti-viral compound. While the market potential for this product is very significant, regulatory approvals would be needed before the product could be marketed. As a result, even if Registrant is successful in developing this product it does not anticipate any revenue being generated for several years.

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

    Stabilized Beta Carotene                                     5,023,355            6/11/91             6/11/08

    Stable, Active Chlorine Containing Anti-microbial            5,128,342             7/7/92              7/7/09
       Compositions ("Cloronine")

    Gamma Radiation Resistant Lubricating Gel                    5,405,622            4/11/95             4/11/12

    Delivery system for oil soluble actives in cosmetic/         6,117,419            9/12/00             9/12/17
       personal care products

    Microemulsion of silicone in a water-based gel that          6,348,199            2/19/02             2/19/19
       forms a clear, transparent, highly stable moisturizer
       and lubricant for cosmetic and medical use

         The Registrant requires all employees and consultants who may receive proprietary information to agree in writing to keep such proprietary information confidential.

         Eastern Chemical Corporation

         Eastern Chemical Corporation is a wholly owned subsidiary of the Registrant. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 2001, Eastern's sales accounted for approximately 14.9% of the total product sales of the Registrant versus 14.5% in 2000. Eastern's sales decreased by 5.1% in 2001. The decrease was the result of loss of sales resulting from the Registrant's continuing efforts to reduce Eastern's inventory, which resulted in an inability to service certain purchase requests that required immediate shipment from inventory.

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

         Domestic Sales

         In the United States Registrant's cosmetic products are marketed exclusively by International Specialty Products ("ISP") in accordance with a marketing agreement entered into on July 5, 2000, which replaced and superseded two previous marketing agreements entered into in 1994 and 1996 (see "Marketing Agreements" below). ISP also has some rights to sell some of Registrant's other industrial and medical products. In 2001 ISP's purchases for distribution in the United States were estimated to be approximately $1,210,749 compared to $1,443,000 in 2000, and accounted for approximately 12.6% of the Registrant's sales (an estimate based on sales information provided to Registrant by ISP; Registrant has no way of independently determining which of ISP's purchases from Registrant are intended for domestic sale and which are intended for foreign sale.)

         Registrant's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 19.7% of Registrant's sales. Registrant's other products, such as its industrial products, are sold directly to end-users by the Registrant and account for less than 4% of Registrant's sales

         Foreign Sales

         In 2001 Registrant derived approximately 46.7% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe and Asia, compared to 43.2% in 2000. The Registrant currently has 6 distributors for its cosmetic products outside the United
States:  S. Black Ltd. in the United  Kingdom  ("S.  Black");  Sederma in
France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; C&M International in Korea; and ISP in Germany, Spain, Scandinavia, Eastern Europe, the Benelux countries, Canada, Mexico, South

& Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. The percentage of Registrant's sales attributable to its largest foreign distributors were as follows: ISP:
19.8% (an estimate of ISP's purchases intended for sale outside the U.S., based on foreign sales figures provided to the Registrant by ISP);
Sederma: 9.2%; S. Black: 4.5%; and C&M International: 3.5%.

         Marketing Agreements

         ISP

         In 2000 Registrant entered into a new marketing agreement with ISP, which modified and consolidated two previous marketing agreements entered into with ISP in 1994 and 1996. The previous agreements had granted ISP the right to market Registrant's personal care products, as well as some medical and industrial products, in the United States, Canada, Mexico, Central and South America, Europe (excluding France, Italy, and Switzerland), Asia (except Korea), Australia, and Africa. The 2000 agreement gave Registrant greater flexibility in appointing other marketing partners in areas where ISP is not active or has not been successful, and gave ISP certain additional territories in which they can market the Registrant's products. The agreement provided for exclusivity for ISP in those markets as long as annual minimum purchase requirements were met. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis.

         Registrant believes that in the event ISP were to cease marketing Registrant's products, alternative arrangements could be made to continue to supply product to the customers currently using Registrant's products without any significant interruption of supply.

         Registrant has other marketing arrangements with marketing partners in the U.K, France, Switzerland, Korea, and Italy, but all of these other arrangements are operating under either verbal agreements or expired written agreements, and are subject to termination at any time by either party.

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

         Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2001 and 2000 the Registrant incurred approximately $48,000 and $44,000 respectively, in environmental compliance costs.

         Research and Development Expense

         Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 2001 and 2000, the Registrant incurred approximately $334,000 and $294,000, respectively, in research and development expenses. The expenses consist of direct costs as well as factory overhead. No portion of the research and development expenses was directly paid by the Registrant's customers.

         Employees

         The Registrant presently employs 42 people, 6 of whom serve in an executive capacity, 21 in research, quality control and manufacturing, 5 in maintenance and construction and 10 in office and administrative work. Of the total number of employees, 39 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are satisfactory.

Item 2.  Description of Property.
--------------------------------

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


Item 3.  Legal Proceedings

         On January 25, 2002 Registrant received notice that it had been named as a co-defendant in a medical malpractice claim filed in the Superior Court of Santa Clara County, California. The claim alleged negligence on the part of the plaintiff's physician during the administration of Clorpactin, one of Registrant's medical products. It also alleged that Registrant's product was responsible for some of the injuries caused to the Plaintiff. No damages were specified. Registrant has turned the claim over to its insurance carrier, which has retained legal counsel for the Registrant in California. Registrant intends to vigorously defend this suit and is confident that it will be determined that its product was not responsible for Plaintiff's injuries.

         In February, 2002 Registrant was notified that it might be made a third party defendant in a lawsuit filed by the New York State Department of Environmental Conservation ("DEC") against seven global chemical companies in connection with the cleanup of a hazardous waste site previously occupied by Hexagon Laboratories in the Bronx, New York. The State of New York is trying to recover its cleanup costs from anyone who did business with Hexagon over its 40 year existence. Paragon Organic Chemicals, a wholly owned subsidiary of the Registrant, purchased small quantities of Hexagon products during the period 1963 through 1982, and was one of approximately 172 companies notified that they might be made parties to this action to help contribute to the cleanup costs. As of this writing there is a proposal for all potential parties to pay $50,000 each to be released from the action, but the Registrant does not believe that it will have to pay this amount. Registrant has entered into direct discussions with the DEC and has offered a proposal that would allow small companies like Paragon to be dismissed from the action with a much lower payment, using a tiered structure based on the relative revenues of the companies involved. Registrant is also considering taking the position that has been taken by about 70 of the other potential defendants so far, which is not to participate in the settlement and allow the DEC to work out a settlement with the larger companies. This position would be based on the Registrant's belief that it is unlikely that the DEC will seek contribution from the smaller companies involved, such as Paragon, making this a viable option for the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

         None.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
-----------------------------------------------------------------

         Market Information

         The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 2000 to December 31, 2001. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                              Year Ended                     Year Ended
Quarters                   December 31, 2001             December 31, 2000
--------                  -----------------              -----------------

                           High        Low                 High         Low
                           ----        ---                 ----         ---

First   (1/1 - 3/31)     $ 5.75      $ 4.25             $  5.31      $  3.38

Second  (4/1 - 6/30)     $ 8.00      $ 4.95             $  5.19      $  4.00

Third   (7/1 - 9/30)     $ 6.36      $ 4.60             $  5.25      $  4.25

Fourth  (10/1 - 12/31)   $ 5.60      $ 5.07             $  5.00       $ 3.75

         Holders of Record

         As of March 1, 2002 there were 1,130 holders of record of Common
Stock.

         Cash Dividends

         On January 10, 2002 the Registrant paid a $.10 per share dividend to all stockholders of record as of December 26, 2001. On January 5, 2001 the Registrant paid a $.10 per share dividend to all stockholders of record as of December 18, 2000.

Item  6.  Management's   Discussion  and  Analysis  or  Plan  of Operation

Results Of Operations:
Year Ended December 31, 2001 Compared to
Year Ended December 31, 2000

Revenue

         Consolidated revenue in 2001 decreased by $863,692 (8%) compared to 2000 due to a revenue decrease in the Guardian Division of $786,478 ( 9%) and a revenue decrease in the Eastern Division of $77,214 (5%). The Guardian sales decrease is due to a slight decline in demand for Guardian's products resulting from the economic slowdown taking place both in the United States as well as markets overseas. The decrease in Eastern sales was the result of both a downsizing of the Eastern operation as well as normal fluctuations in the purchasing patterns of customers.

Costs and Expenses

         Costs and expenses in 2001 decreased by $327,785 (4%) compared to the prior year due to decreases in cost of sales of $403,771 (8%) and increases in operating expenses of $75,986 (3%). Costs of sales as a percentage of sales increased slightly from 48.4% in 2000 to 48.6% in 2001.

         The increase in operating expenses in 2001 was primarily due to increases in payroll and payroll related costs.

Other Income (Expense)

         Investment   income   increased   from   $238,144   to  $244,415
principally due to the investing of excess cash provided from operations. The Registrant realized losses on sale of assets of $5,302 in 2001.

Provision for Income Taxes

         The provision for income taxes decreased from $1,313,132 in 2000 to $941,055 in 2001. The decrease in the effective tax rate in 2001 was primarily due to the Registrants utilization of the foreign income exclusion.

Liquidity and Capital Resources

         Working capital increased from $6,882,794 as of the end of 2000 to $8,501,914 as of the end of 2001, an increase of $1,619,120 (24%). The current ratio increased from 7.8 to 1 at December 31, 2000 to 9.1 to 1 at December 31, 2001. The increase in working capital was due primarily to increases in cash provided by operations.

         The Registrant has a line of credit agreement with a bank for borrowings of up to $700,000. As of December 31, 2001, there were no outstanding borrowings on this line of credit.

         The Registrant generated cash from operations of $2,261,653 in 2001 compared to $2,428,412 in 2000. The decrease in 2001 was primarily due to the decline in earnings. During the years 2001 and 2000 the
Registrant invested approximately $173,000 and $147,000, respectively, for plant and equipment. Cash used in investing activities was $2,490,709 and $1,846,013 in the years ended December 31, 2001 and 2000 respectively. The increase in 2001 was mainly due to an increase in the purchase of marketable securities. Cash used in financing activities was $397,899 and $370,143 in the years ended December 31, 2001 and 2000 respectively. The increase was primarily due to an increase in dividends paid in 2001. While the Registrant believes that its working capital is sufficient to support its operating requirements for the next fiscal year, the Registrant's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from operations. Registrant has no material commitments for future capital expenditures.

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

Item 7.  Financial Statements.
-----------------------------

         Annexed hereto starting on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Required.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         Directors and Executive Officers

         Set forth in the table below is certain information as of March 9, 2002 with respect to the executive officers and directors of the
Registrant:


         Name          Age             Position(s) with the Registrant

Dr. Alfred R. Globus   81       Chairman of the Board, Chief  Executive Officer
                                   and Director

Kenneth H. Globus      50       President, Chief Financial Officer, General
                                   Counsel and Director

Robert S. Rubinger     59       Executive Vice President, Secretary, Treasurer
                                   and Director

Charles W. Castanza    69       Senior Vice President and Director

Derek Hampson          62       Vice President

Joseph J. Vernice      43       Vice President

Lawrence Maietta       44       Director

Henry P. Globus        79       Director

Benjamin Wm. Mehlman   91       Director

Alan E. Katz           58       Director

Arthur Dresner         60       Director

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

         Lawrence Maietta has been a partner in the public accounting firm of Bonamassa, Maietta & Cartelli, LLP in Brooklyn, NY since October, 1991. For more than five years prior to that he was a partner in the public accounting firm of Wilfred, Wyler & Co. in New York, NY. He was controller for the Registrant from October, 1991 until November, 1997, and a director of the Registrant since February, 1994.

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

         Compliance with Section 16(a) of the Exchange Act

         The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers -
Section 16(a) Beneficial Ownership Reporting Compliance" of the proxy statement for the 2002 annual meeting of stockholders ("2002 Proxy Statement").

Item 10. Executive Compensation.

         The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and
Executive  Officers  -  Summary  Compensation  Table"  of the 2002  Proxy
Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The information required by this Item is incorporated herein by reference to the section entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" of the 2002 Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

         The Registrant previously had a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 Registrant made non-interest-bearing advances totaling $348,161 to cover its portion of the policy premium. The Insured had agreed to repay the Registrant in the event the policy was ever terminated, which it was in July, 2000. In August, 2000 the Insured executed a Promissory Note in the amount of $348,161 plus interest at the rate of 6.6% per annum from July 8, 2000. The note was due and payable on July 8, 2003. In 2000 the Insured paid to the Registrant $205,000 by transferring to the Registrant 40,000 shares of his stock of the Registrant, which was valued at $5.125 per share, the closing price on the date of the transfer of the stock. Of this amount, $4,155 was applied to accrued interest, and $200,845 to principal, leaving an outstanding balance as of December 31, 2000 of $147,316 in principal and $2,930 in accrued interest. In April, 2001 the Insured transferred to the Registrant another 20,000 shares of his stock of the Registrant. The closing price of the stock on the day of the transfer was $7.11 per share. $136,180 of this amount was applied towards principal, and $6,020 towards accrued interest. In May, 2001 the Insured transferred to the Registrant another 2,200 shares of his stock of the Registrant. The closing price of the stock on the day of the transfer was $5.65 per share. $11,136 dollars of this amount was applied towards principal, and $42 was applied towards accrued interest. This final transfer paid off the balance due on the promissory note. An overpayment of $1,252 was returned to the Insured, zeroing out the account.

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

10(c) Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

21            Subsidiaries of the Registrant:

                                     Jurisdiction of    Name Under Which
              Name                   Incorporation      it does Business

Eastern Chemical Corporation          New York     Eastern Chemical Corporation
Dieselite Corporation **              Delaware                N/A
Paragon Organic Chemicals, Inc.       New York     Paragon Organic Chemicals
Transcontinental Processes (Pty.)     Australia               N/A
  Ltd.*

*   Inactive without assets
**  Inactive

         (b) Reports on Form 8-K:     None

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Page
                                                              ----------

Report of Independent Certified Public Accountants               F-2


Financial Statements

       Consolidated Balance Sheets as of December 31,
           2001 and 2000                                         F-3 - F-4

       Consolidated Statements of Earnings for the Years
           Ended December 31, 2001 and 2000                      F-5

       Consolidated Statement of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 2001 and 2000                            F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2001 and 2000                F-7

       Notes to Consolidated Financial Statements                F-8 - F-21

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    United-Guardian, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


GRANT THORNTON LLP

Melville, New York
March 1, 2002

                  United-Guardian, Inc. and Subsidiaries

                       CONSOLIDATED BALANCE SHEETS

                               December 31,


                                  ASSETS

                                                             2001         2000
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $1,599,857   $2,226,812
    Temporary investments.............................    4,365,114    2,736,886
    Marketable securities.............................      944,348      270,924
    Accounts receivable, net of allowance for doubtful
         accounts of $63,100 and $47,300, respectively      844,388      801,070
    Inventories ......................................    1,185,535    1,464,564
    Prepaid expenses and other current assets ........      327,924     169,605
    Deferred income taxes ............................      279,824      224,688
                                                         ----------   ----------
                  Total current assets ...............    9,546,990    7,894,549
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,698,088    2,613,203
    Building and improvements ........................    2,019,136    1,985,342
    Waste disposal plant .............................      133,532      133,532
                                                         ----------   ----------
                                                          4,919,756    4,801,077

    Less accumulated depreciation ....................    3,721,343    3,533,542
                                                         ----------   ----------
                                                          1,198,413    1,267,535
                                                         ----------   ----------

OTHER ASSETS
    Processes and patents, net of accumulated
       amortization of $946,647 and $894,802,
       respectively ..................................       35,150       86,995
    Note receivable-officer ..........................         -         147,316
    Other ............................................        1,000        1,000
                                                         ----------   ----------
                                                             36,150      235,311
                                                         ----------   ----------
                                                        $10,781,553   $9,397,395
                                                         ==========   ==========



    The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS

                                 December 31,


                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                                        2001          2000
                                                      --------      --------
CURRENT LIABILITIES
    Dividends payable ............................  $  487,044    $  486,114
    Accounts payable .............................     213,728       178,035
    Accrued expenses .............................     344,304       262,120
    Taxes payable ................................        -           79,450
    Current portion of long-term debt ............        -            6,036
                                                      --------      --------
         Total current liabilities ...............   1,045,076     1,011,755
                                                      --------      --------

DEFERRED INCOME TAXES ............................      10,000        10,000
                                                      --------      --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock, $.10 par value;  authorized,
      10,000,000 shares;  issued, 4,932,639 and
      4,901,139 shares, respectively; outstanding,
      4,870,439 and 4,861,139, respectively ......     493,264       490,114
   Capital in excess of par value ................   3,492,518     3,373,417
   Accumulated other comprehensive loss...........     (24,024)       (3,274)
   Retained earnings .............................   6,124,349     4,720,383
   Treasury stock, at cost; 62,200 and 40,000
      shares, respectively                            (359,630)     (205,000)
                                                    ----------    ----------
                                                     9,726,477     8,375,640
                                                    ----------    ----------
                                                   $10,781,553    $9,397,395
                                                    ==========    ==========







     The accompanying notes are an integral part of these financial statements.

                  United-Guardian, Inc. and Subsidiaries

                   CONSOLIDATED STATEMENTS OF EARNINGS

                         Year ended December 31,


                                            2001          2000
                                        -----------   ------------

Revenue
    Net sales .......................   $ 9,583,682   $10,447,374

Costs and expenses
    Cost of sales ...................     4,654,251     5,058,022
    Operating expenses ..............     2,336,441     2,260,455
                                        -----------   -----------
                                          6,990,692     7,318,477
                                        -----------   -----------
         Earnings from operations ...     2,592,990     3,128,897

Other income (expense)
    Interest expense ................           (38)         (536)
    Investment income................       244,415       238,144
    Loss on sale of assets ..........        (5,302)         -
                                        -----------   -----------
         Earnings before income taxes     2,832,065     3,366,505

Provision for income taxes ..........       941,055     1,313,132
                                        -----------   -----------
         NET EARNINGS ...............   $ 1,891,010   $ 2,053,373
                                        ===========   ===========
Earnings per common share (basic
    and diluted).....................           .39           .42
                                        ===========   ===========

Basic weighted average shares .......     4,868,215     4,884,439
                                        ===========   ===========
Diluted weighted average shares .....     4,886,769     4,909,888
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

                                                     United-Guardian, Inc. and Subsidiaries

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years ended December 31, 2000 and 2001

                                                                     Accumulated
                                     Common stock       Capital in     other
                               -----------------------  excess of   comprehensive  Retained   Treasury                 Comprehensive
                                 Shares       Amount    par value   income (loss)  earnings    stock         Total         income
                               ---------   -----------  ----------  -------------  ---------  --------     ---------   -------------

Balance, January 01, 2000      4,889,339   $  488,934  $ 3,343,417  $    14,736   $ 3,153,124              $ 7,000,211

Issuance of common stock in
   connection with exercise
   of stock options ........      11,800        1,180       30,000                                              31,180
Unrealized loss on stock
   marketable securities,
   net of deferred income
   tax benefit of $10,713...                                            (18,010)                               (18,010)  $  (18,010)
Net earnings ...............                                                        2,053,373                2,053,373    2,053,373
Dividends declared .........                                                         (486,114)                (486,114)
Acquisition of treasury stock..                                                                $(205,000)     (205,000)
                                                                                                                          ---------
Comprehensive income                                                                                                     $2,035,363
                               ---------  -----------  -----------  ------------   ----------  ----------   ----------    =========
Balance, December 31, 2000     4,901,139      490,114    3,373,417       (3,274)    4,720,383   (205,000)    8,375,640

Issuance of common stock in
  connection with exercise
   of stock options ........      31,500        3,150       91,101                                              94,251
Tax Benefit from exercise of
  stock options ............                                28,000                                              28,000
Unrealized loss on
   marketable securities,
   net of deferred income
   tax benefit of $8,671....                                            (20,750)                               (20,750)  $  (20,750)
Net earnings ...............                                                        1,891,010                1,891,010    1,891,010
Dividends declared .........                                                         (487,044)                (487,044)
Acquisition of treasury stock..                                                                 (154,630)     (154,630)
                                                                                                                          ---------
Comprehensive income                                                                                                     $1,870,260
                               ---------  -----------  -----------  ------------   ----------  ----------   ----------    =========
Balance, December 31, 2001     4,932,639  $   493,264  $ 3,492,518  $   (24,024)  $ 6,124,349  $(359,630)   $9,726,477
                               =========  ===========  ===========  ============   ==========  ==========   ==========



     The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            Year ended December 31,
                                                         2001            2000
                                                      ---------       ---------
Cash flows from operating activities
    Net earnings ....................................$1,891,010      $2,053,373
    Adjustments to reconcile net earnings to net cash
      provided by operating activities
        Depreciation and amortization ...............   275,301         295,267
        Net loss on sale of equipment ...............     5,302            -
        Provision for (recovery of) bad debts........    21,313          (7,649)
        Tax Benefit from exercise of stock options ..    28,000            -
        Deferred income taxes .......................   (46,465)        (39,782)
        Provision for inventory obsolescence ........    36,000            -
        Increases (decreases) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable ....................   (64,631)        191,370
             Inventories ............................   243,029        (153,381)
             Prepaid expenses and other assets ......  (165,633)         46,963
             Accounts payable .......................    35,693        (103,387)
             Accrued expenses and taxes payable .....     2,734         145,638
                                                      ----------      ----------
         Net cash provided by operating activities .. 2,261,653       2,428,412
                                                      ----------      ----------
Cash flows from investing activities
    Acquisition of plant and equipment...............  (173,136)       (146,509)
    Proceeds from the sale of plant and equipment....    13,500            -
    Net change in temporary investments..............(1,628,228)     (1,686,648)
    Purchase of marketable securities................  (752,845)        (12,856)
    Proceeds from sale of marketable securities......    50,000            -
                                                       ---------       ---------
         Net cash used in investing activities ....  (2,490,709)     (1,846,013)
                                                       ---------       ---------
Cash flows from financing activities
    Principal payments on long-term debt ............    (6,036)        (10,192)
    Proceeds from exercise of stock options .........    94,251          31,180
    Dividends paid ..................................  (486,114)       (391,131)
                                                       ---------       ---------
         Net cash used in financing activities ......  (397,899)       (370,143)
                                                       ---------       ---------

Net (decrease) increase in cash and cash equivalents.  (626,955)        212,256

Cash and cash equivalents, beginning of year ........ 2,226,812       2,014,556
                                                      ----------      ----------
Cash and cash equivalents, end of year ..............$1,599,857      $2,226,812
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                     United-Guardian, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2001 and 2000

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Division distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Two major product lines, Lubrajel and Renacidin, included in the Guardian Laboratories Division, accounted for approximately 76% of consolidated sales for each of the years ended December 31, 2001 and 2000, with Lubrajel accounting for 59% and 62%, and Renacidin accounting for 17% and 14%, of consolidated sales for the years ended December 31, 2001 and 2000, respectively.

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

 Statements of Cash Flows

     For financial statement purposes (including cash flows), the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less. On December 14, 2001 the Company declared a cash dividend of $.10 payable on January 10, 2002 to stockholders of record as of December 26, 2001 aggregating $487,044. On December 6, 2000, the Company declared a dividend of $.10 payable on January 5, 2001 to stockholders of record as of December 18, 2000 aggregating $486,114. Cash payments for interest were $38 and $536 for the years ended December 31, 2001 and 2000, respectively. Cash payments for income taxes were $1,202,271 and $1,255,826 for the years ended December 31, 2001 and 2000, respectively. See also Note G for other non-cash financing and investing activities.

 Marketable Securities and Temporary Investments

     Marketable securities include investments in equity mutual funds which are classified as "Available for Sale" securities and are reported at their fair values. Unrealized gains and losses on

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE A (continued)

     "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of related tax effects. Investment income is recognized when earned. Realized Gains and Losses on sales of investments are determined on a specific identification basis. Fair values are based on quoted market prices.

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

                    United-Guardian, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000
NOTE A (continued)

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

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its receivable credit risk exposure is limited. At December 31, 2001 and 2000, one and three customers, respectively, had balances greater than 10% of the Company's accounts receivable aggregating 12% and 38%, respectively.

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

 Research and Development

     The Company's research and development expenses are recorded in the year incurred. Research and development expenses were approximately $334,000 and $294,000 for the years ended December 31, 2001 and 2000, respectively.

 Shipping and Handling Costs

     Shipping and handling costs are classified in operating expense in the accompanying consolidated statements of earnings. Shipping and handling costs were approximately $105,937 and $120,581 for the years ended December 31, 2001 and 2000, respectively.

 Advertising Costs

     Advertising costs are expensed as incurred. During 2001 and 2000 the
     Company  incurred   $91,527  and  $111,480  of  advertising   costs,
     respectively.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000

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

 New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), which is effective for years beginning after June 15, 2002. SFAS 143 addresses legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The standard requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. Any associated asset retirement costs are to be capitalized as part of the carrying amount of the long-lived asset and expensed over the life of the asset. The Company has elected to adopt SFAS 143 for the year

                     United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000


     beginning January 1, 2002. The impact of adopting SFAS 143 is not expected to be material to the consolidated financial statements.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which is effective for fiscal years beginning after December 15, 2001. SFAS 144 clarifies accounting and reporting for assets held for sale, scheduled for abandonment or other disposal, and recognition of impairment loss related to the carrying value of long-lived assets. The Company has elected to adopt SFAS 144 for the year beginning January 1, 2002. The impact of adopting SFAS 144 is not expected to be material to the consolidated financial statements.

NOTE B - INVENTORIES

     Inventories consist of the following:

                                              December 31,     December 31,
                                                 2001             2000
                                              -----------      -----------
     Raw materials and work-in-process ...... $  245,849       $  261,891
     Finished products and fine chemicals ...    939,686        1,202,673
                                              ----------       ----------
                                              $1,185,535       $1,464,564
                                              ==========       ==========

NOTE C - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with one bank which provides for borrowings of up to $700,000 and expires on May 31, 2002. It is the Company's intention to renew the line of credit agreement before it expires. Interest under the line is at the bank's prime rate plus 1/2%. The outstanding line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, debt to capitalization and maintenance of compensating balances. There were no outstanding borrowings at December 31, 2001 and 2000.

NOTE D - LONG-TERM DEBT

     The Company financed the purchase of transportation equipment with proceeds of an installment loan. The loan, which was collateralized by the underlying equipment, required monthly payments of $868 including interest through July 31, 2001. In July, 2001 this loan was paid in full.

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                 Year ended      Year ended
                                                 December 31,    December 31,
                                                    2001             2000
                                                 ---------       ----------
     Current
        Federal ..........................      $  864,568       $1,150,997
        State ............................         122,952          201,917
                                                 ---------       ----------
                                                   987,520        1,352,914
                                                 ---------       ----------
     Deferred
        Federal ..........................         (40,237)         (34,452)
        State ............................          (6,228)          (5,330)
                                                 ---------       ----------
                                                   (46,465)         (39,782)
                                                 ---------       ----------
              Total provision ............      $  941,055       $1,313,132
                                                 =========       ==========

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:

                                               Year ended        Year ended
                                               December 31,      December 31,
                                                   2001               2000
                                             --------------     -------------
                                            (000's)     %     ((000's)     %
                                            -------    ---    --------    ---
Tax expense at statutory Federal income
   tax rate ..............................  $  963     34%     $1,145     34%
State income taxes, net of Federal benefit      87      3         130      4
Foreign Sales Exclusion ..................     (77)    (3)         -       -
Nondeductible expenses....................       2      -          1       -
Other, net ...............................     (34)    (1)         37      1
                                             -----    ----      -----    ----
Actual tax expense .......................  $  941     33%     $1,313     39%
                                             =====    ====      =====    ====

     During the fourth quarter of 2001, the Company recognized the tax benefit of the Foreign Sales exclusion.

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                    United-Guardian, Inc. and Subsidiaries

                        December 31, 2001 and 2000

NOTE E (continued)
                                               December 31,  December 31,
                                                   2001         2000
                                               -----------  -----------
Deferred tax assets
    Accounts receivable ....................   $  23,536     $  17,643
    Unrealized loss on marketable securities      10,618         1,947
    Inventories ............................     136,518       149,946
    Accrued Expenses .......................      87,643        44,760
    Other...................................      21,509        10,392
                                               ---------     ---------
                                                 279,824       224,688
                                               ---------     ---------
Deferred tax liabilities
    Other ..................................     (10,000)      (10,000)
                                               ---------     ---------
                                                 (10,000)      (10,000)
                                               ---------     ---------

Net deferred tax asset .....................   $ 269,824     $ 214,688
                                               =========     =========

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

The following table sets forth the plan's funded status:

                                                       Year ended   Year ended
                                                       December 31, December 31,
                                                           2001        2000
                                                        ---------   ---------
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year... $1,652,931  $1,495,013
  Service cost........................................     66,920      62,133
  Interest cost.......................................    106,558      96,113
  Actuarial loss......................................    114,089      64,452
  Other...............................................     21,525        -
  Benefits paid.......................................    (52,924)    (64,780)
                                                        ---------   ---------
    Projected benefit obligation at end of year....... $1,909,099  $1,652,931
                                                        =========   =========

                      United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE F (continued)

Change in Plan Assets:
  Fair value of plan assets at beginning of year...    $1,310,433  $1,178,904
  Actual return on plan assets.....................       199,676     120,630
  Employer contributions...........................       101,960      75 679
  Benefits paid....................................       (52,924)    (64,780)
                                                        ---------   ---------
    Fair value of plan assets at end of year.......    $1,559,145  $1,310,433
                                                        =========   =========
Reconciliation of Funded Status:
  Funded status (underfunded)......................    $ (349,955) $ (342,498)
  Unrecognized net actuarial loss..................       332,734     328,305
  Unrecognized transition obligation...............         4,298       8,795
  Unrecognized prior service cost..................        68,156      51,917
                                                        ---------   ---------
    Prepaid benefit cost...........................    $   55,233  $   46,519
                                                        =========   =========

The net periodic benefit cost for the years ending December 31 includes the following components:

                                                       December 31, December 31,
                                                           2001          2000
                                                       -----------   -----------
Components of net periodic benefit cost:
  Service cost.....................................    $   66,920    $   62,133
  Interest cost....................................       106,558        96,113
  Expected return on plan assets...................      (104,999)      (93,405)
  Recognized net actuarial loss....................        14,983        13,853
  Amortization of transition obligation............         4,497         4,497
  Amortization of prior service cost...............         5,286         5,286
                                                        ---------     ---------
     Net periodic benefit cost.....................    $   93,245   $    88,477
                                                        =========     =========


Weighted-average assumptions as of December 31:
                                                           2001          2000
                                                        -----------   ----------
Discount rate......................................        6.50%         6.50%
Expected long term rate of return..................        8.00%         8.00%
Weighted average rate of compensation increase.....        5.46%         5.55%
Amortization method................................ Straight-Line  Straight-Line

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its employees. Under the plan, employees may defer up to 15% of their weekly pay as a

                   United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE F (continued)

     pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of each employee's elective deferral up to 2% of weekly pay for a 4% employee deferral. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $36,000 for the years ended December 31, 2001 and 2000, respectively.

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

     If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS No. 123, the Company's net income and basic and diluted earnings per share as of December 31, 2001 and 2000 would be reduced to the pro forma amounts indicated below:

                                                   2001            2000
                                                ----------     -----------
     Net income
          As reported .......................  $ 1,891,010    $  2,053,373
          Pro forma .........................    1,891,010       2,050,705

     Earnings per share - basic
          As reported .......................  $       .39     $       .42
          Pro forma .........................          .39             .42


     Earnings per share - diluted
          As reported .......................  $       .39     $       .42
          Pro forma .........................          .39             .42

     No stock options were granted under either of the plans in 2001 and 2000.

                      United-Guardian, Inc. and Subsidiaries

                              December 31, 2001 and 2000

NOTE F (continued)

The following summarizes the stock option transactions under both plans:


                                                        Weighted
                                                         average
                                           Number       exercise
EISOP                                   outstanding      price
-----                                  ------------     -------

Options outstanding January 1, 2000        65,100       $ 3.34
   Exercised                               (9,800)        2.76
                                           ------
Options outstanding an exercisable at
   December 31, 2000                       55,300         3.44
                                           ------
    Expired                                  (400)        3.00
    Exercised                             (23,500)        3.26
                                           -------
Options outstanding and exercisable
   at December 31, 2001 ................   31,400         3.59
                                           =======

Available for grant at December 31, 2001.. 20,100
                                           =======

NSSOPD
------
Options outstanding at January 1, 2000..   18,000        $2.49
     Exercised .........................   (2,000)        2.06
                                           ------

Options outstanding at December 31, 2000   16,000         2.55
                                           ------

     Exercised                             (8,000)        2.20
                                           ------

Options outstanding and exercisable
   at December 31, 2001                     8,000         2.77
                                           ======
Available for grant at December 31, 2001   64,000
                                           ======

                       United-Guardian, Inc. and Subsidiaries

                               December 31, 2001 and 2000
NOTE F (continued)

Summarized information about stock options outstanding under the two plans at December 31, 2001 is as follows:

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
 Range of        Number           Weighted       Weighted           Number         Weighted
 Exercise      Outstanding         Average        Average         Exercisable       Average
  Prices           at             Remaining      Exercise             at           Exercise
             December 31,2001    Contractual       Price        December 31,2001     Price
                                   Life
             ----------------    ----------      --------       ----------------   --------
EISOP
-----
$1.88 - $3.30    18,900             6.06           $2.65            18,900           $2.65
$5.00            12,500             1.92            5.00            12,500            5.00
-------------    ------             ----           -----            ------           -----
$1.88 - $5.00    31,400             5.25           $3.45            31,400           $3.45

NSSOPD
--------
$1.88 - $3.00     8,000             1.78           $2.77             8,000           $2.77

NOTE G - RELATED PARTY TRANSACTION

     The Company previously had a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 Company made non-interest-bearing advances totaling $348,161 to cover its portion of the policy premium. The Insured had agreed to repay the Company in the event the policy was ever terminated, which it was in July, 2000. In August, 2000 the Insured executed a Promissory Note in the amount of $348,161 plus interest at the rate of 6.6% per annum from July 8, 2000. The note was due and payable on July 8, 2003. In 2000 the Insured paid to the Company $205,000 by transferring to the Company 40,000 shares of his stock of the Company, which was valued at $5.125 per share, the closing price on the date of the transfer of the stock. Of this amount, $4,155 was applied to accrued interest, and $200,845 to principal, leaving an outstanding balance as of December 31, 2000 of $147,316 in principal and $2,930 in accrued interest. In April, 2001 the Insured transferred to the Company another 20,000 shares of his stock of the Company. The closing price of the stock on the day of the transfer was $7.11 per

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000


     share. $136,180 of this amount was applied towards principal, and $6,020 towards accrued interest. In May, 2001 the Insured transferred to the Company another 2,200 shares of his stock of the Company. The closing price of the stock on the day of the transfer was $5.65 per share. $11,136 dollars of this amount was applied towards principal, and $42 was applied towards accrued interest. This final transfer paid off the balance due on the promissory note. An overpayment of $1,252 was returned to the Insured. The surrendered shares and the related cost of those shares have been classified as "Treasury stock" in the accompanying balance sheet.

NOTE H - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2001 and 2000:

                                                        2001            2000
                                                     ----------      ----------
Numerator:

        Net earnings                               $ 1,891,010     $ 2,053,373

Denominator:

        Denominator for basic earnings
        per share (weighted average shares)          4,868,215       4,884,439

        Effect of dilutive securities:
           Employee stock options                       18,554          25,449
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,886,769       4,909,888
                                                     =========       =========
Basic and diluted earnings per share               $      0.39     $      0.42
                                                     =========       =========

     Options to purchase 21,000 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2000 as their inclusion would be antidilutive. In 2001 there were no options excluded from the computation of diluted earnings per share.

                    United-Guardian, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2001 and 2000

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 2001 and 2000.

                                                     2001                                          2000
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $ 8,151,156   $ 1,432,526   $ 9,583,682       $ 8,937,634   $ 1,509,740   $10,447,374
Depreciation and amortization           157,927         -           157,927           160,080         -           160,080
Segment earnings (loss) before
  income taxes                        2,712,132        44,625     2,756,757         3,258,271        50,795     3,309,066

Segment assets                        2,350,585       426,830     2,777,415         2,898,447       492,755     3,391,202

Expenditure for segment assets           49,441          -           49,441           121,936          -          121,936

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                          $ 2,756,757                                    $ 3,309,066
Other income, net                                                   239,075                                        237,608
Corporate headquarters expense                                     (163,767)                                      (180,169)
                                                                  ---------                                      ---------
Consolidated earnings before income taxes                       $ 2,832,065                                    $ 3,366,505

Assets
------
Total assets for reportable segments                            $ 2,777,415                                    $ 3,391,202
Corporate headquarters                                            8,004,138                                      6,006,193
                                                                  ---------                                      ---------
      Total consolidated assets                                 $10,781,553                                    $ 9,397,395
                                                                  =========                                      =========

                    United-Guardian, Inc. and Subsidiaries

                           December 31, 2001 and 2000

NOTE I (continued)

Other Significant Items
-----------------------
                                                2001                                           2000
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals      Corporate       Totals             Totals      Corporate       Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Interest expense               $   -        $      38      $      38          $   -        $     536      $     536
Expenditures for assets          49,441       123,695        173,136           121,936        24,573        146,509
Depreciation and amortization   157,927       117,374        275,301           160,080       135,187        295,267

Geographic Information
----------------------
                                           2001                           2000
                                  ----------------------         ----------------------
                                    Revenues    Long-Lived         Revenues    Long-Lived
                                                  Assets                         Assets
                                   ----------   -----------       ----------   -----------
United States                     $ 5,112,528   $ 1,233,563      $ 5,934,842   $ 1,354,530
France                              1,221,664                      1,440,462
Other countries                     3,249,490                      3,072,070
                                   ----------     ---------       ----------     ---------
                                  $ 9,583,682   $ 1,233,563      $10,447,374   $ 1,354,530
                                   ==========     =========       ==========     =========
Major Customers
---------------
Customer A (Guardian)             $ 3,111,665                    $ 3,244,400
Customer B (Guardian)                  -                           1,283,504
All other customers                 6,472,017                      5,919,470
                                   ----------                     ----------
                                  $ 9,583,682                    $10,447,374
                                   ==========                     ==========

NOTE J - CONTINGENCIES

     While the Company has claims arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims. The settlement of such claims has not had a material adverse effect on the Company's financial position and results of operations.