Form 10QSB
period 2002-03-31
UNITED GUARDIAN INC
filed 2002-05-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended   March 31, 2002
                               ------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                4,934,339
                              -------------










































                         Cover Page 2 of 2 Pages

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                    Page No.
                                                                    --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -

                  Three Months Ended March 31, 2002 and 200             2

         Consolidated Balance Sheets -
                  March 31, 2002 and December 31, 2001                 3-4

         Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2002 and 2001            5

         Consolidated Notes to Financial Statements                    6-9

         Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                           9-11

Part II. Other Information                                              11

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2002          2001
                                                         ------        ------
Revenue:
  Net sales                                           $ 2,382,448   $ 2,829,845
                                                       ----------    ----------
Costs and expenses:
  Cost of sales                                         1,272,735     1,297,714
  Selling, general and administrative                     481,504       581,999
                                                        ----------    ----------
                                                        1,754,239     1,879,713
                                                        ----------    ----------
      Earnings from operations                            628,209       950,132

Other income (expense):
  Interest expense                                           -              (25)
  Investment income                                        49,624        66,009
  Gain on sale of assets                                       79          -
                                                        ----------    ----------
        Earnings before income taxes                      677,912     1,016,116


Provision for income taxes                                240,000       380,000
                                                        ---------     ---------

      Net earnings                                    $   437,912   $   636,116
                                                        =========     =========
Earnings per common share (basic and diluted)         $      0.09   $      0.13
                                                        =========     =========

Basic weighted average shares                           4,870,795     4,863,140
                                                        =========     =========

Diluted weighted average shares                         4,887,080     4,888,777
                                                        =========     =========















                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               MARCH 30,       DECEMBER 31,
                                                2002               2001
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $    1,643,332      $    1,599,857
    Temporary investments                    4,414,128           4,365,114
    Marketable securities                      941,021             944,348
    Accounts receivable, net of
       allowance for doubtful accounts
       of $63,100 at March 31, 2002
       and December 31, 2001, respectively     928 768             844,388
     Inventories                             1,233,847           1,185,535
     Prepaid expenses and other
        current assets                         208,753             327,924
     Deferred income taxes                     281,186             279,824
                                           -----------         -----------
              Total current assets           9,651,035           9,546,990
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,689,222           2,698,088
     Building and improvements               2,019,737           2,019,136
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,911,491           4,919,756
       Less: Accumulated depreciation        3,725,051           3,721,343
                                           -----------         -----------
                                             1,186,440           1,198,413
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $959,608 and $946,647 at
        March 31, 2002 and December 31,
        2001, respectively                      22,189              35,150
     Other                                         750               1,000
                                           -----------         -----------
                                                22,939              36,150
                                           -----------         -----------
                                        $   10,860,414      $   10,781,553
                                           ===========         ===========







                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             MARCH 30,         DECEMBER 31,
                                               2002                2001
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  487,044
   Accounts payable                           262,972             213,728
   Accrued expenses                           343,064             344,304
   Taxes payable                               75,622                -
                                            ---------           ---------
         Total current liabilities            681,658           1,045,076
                                            ---------           ---------

 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      issued, 4,934,639 and  4,932,639
      shares, respectively; outstanding
      4,872,439 and 4,870,439 shares,
      respectively                            493,464             493,264
   Capital in excess of par value           3,496,443           3,492,518
   Accumulated other comprehensive
       loss                                   (23,782)            (24,024)
   Retained earnings                        6,562,261           6,124,349
   Treasury stock, at cost; 62,200
       shares                                (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        10,168,756           9,726,477
                                            ---------           ---------
                                         $ 10,860,414        $ 10,781,553
                                           ==========          ==========















                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                March 31,
                                                              ------------
                                                         2002            2001
                                                       -------         -------
Cash flows provided by operating activities:
  Net earnings                                     $   437,912     $   636,116
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                     67,424          66,019
      Amortization of bond premium                       3,026
      Net gain on sale of equipment                        (79)           -
      (Increase) decrease in assets:
         Accounts receivable                           (84,380)       (348,835)
         Inventories                                   (48,312)        139,652
         Prepaid expense and other current assets      119,421          13,772
      Increase (decrease) in liabilities:
         Accounts payable                               49,244          57,738
         Accrued expenses and taxes payable             74,382         262,354
                                                      --------        --------
      Net cash provided by operating activities        618,638         826,816
                                                      --------        --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment        (56,911)        (31,208)
   Proceeds from sale of equipment                      14,500            -
   Net change in temporary investments                 (49,014)       (534,939)
   Purchase of marketable securities                      (819)           (796)
                                                      --------        --------
      Net cash used in investing activities            (92,244)       (566,943)
                                                      --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt                   -             (2,579)
   Proceeds from exercise of stock options               4,125           9,601
   Dividends paid                                     (487,044)       (486,114)
                                                      --------        --------
     Net cash used in financing activities            (482,919)       (479,092)
                                                      --------        --------
Net increase (decrease) in cash and cash
  equivalents                                           43,475        (219,219)

Cash and cash equivalents at beginning
  of period                                          1,599,857       2,226,812
                                                     ---------       ---------
Cash and cash equivalents at end of period         $ 1,643,332     $ 2,007,593
                                                     =========       =========








                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

         1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2001 Annual Report to Shareholders.

         2. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

         3. Inventories

     Inventories consist of the following:        March 31,    December 31,
                                                    2002           2001
                                                ----------     ----------
     Raw materials and work in process          $  363,460     $  245 849
     Finished products and fine chemicals          870,387        939,686
                                                ----------     ----------
                                                $1,233,847     $1,185,535
                                                ==========     ==========

         4. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Cash payments for taxes were $1,077 and $129,476 for the three months ended March 31, 2002 and 2001, respectively.

         5. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                Three months ended
                                                     March 31,
                                                2002           2001
                                               ------         ------
Net income                                   $437,912        $636,116
                                              -------         -------
Other comprehensive income (loss)
   Unrealized loss on marketable
   securities                                  (1,120)        (29,758)
                                              -------         -------
Net unrealized loss                            (1,120)        (29,758)
                                              -------         -------
Income tax benefit on comprehensive
   income                                      (1,362)        (11,100)
                                              -------         -------
Other comprehensive income (loss)                 242         (18,658)
                                              -------         -------
Comprehensive income                         $438,154        $617,458
                                              =======         =======

         Accumulated   other   comprehensive   income  is   comprised  of
unrealized gains and losses on marketable securities, net of the related tax effect.

         6. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at March 31, 2002 and 2001.

                                                     2002           2001
                                                    ------         ------
Numerator:
   Net income                                    $  437,912     $  636,116
                                                    =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                        4,870,795      4,863,140

Effect of dilutive securities :
   Employee stock options                            16,285         25,637
                                                  ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                4,887,080      4,888,777
                                                  =========      =========
Basic and diluted earnings per share             $     0.09     $     0.13
                                                  =========      =========

         7. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian
segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 2001 Annual Report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three months ended March
31, 2002 and 2001.

                                                                  Three months ended March 31,
                                                     2002                                            2001
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,097,851    $   284,597    $ 2,382,448       $ 2,438,437    $   391,408    $ 2,829,845
Depreciation and amortization           36,179           -            36,179            37,937           -            37,937
Segment earnings before income
  taxes                                673,908         (5,515)       668,393           975,017         13,128        988,145

Segment assets                       2,402,146        407,528      2,809,674         2,913,212        382,296      3,295,508

Expenditures for segment assets          9,983            -            9,983             3,685            -            3,685

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $   668,393                                     $   988,145
Other earnings                                                        49,703                                          65,984
Corporate headquarters expense                                       (40,184)                                        (38,013)
                                                                  ----------                                       ---------
Consolidated earnings before income
   taxes                                                         $   677,912                                     $ 1,016,116
                                                                  ==========                                       =========
Assets
------
Total assets for reportable segments                             $ 2,809,674                                     $ 3,295,508
Corporate headquarters                                             8,050,740                                       6,560,345
                                                                  ----------                                       ---------
      Total consolidated assets                                  $10,860,414                                     $ 9,855,853
                                                                  ==========                                       =========

Other significant items
-----------------------
                                                     2002                                           2001
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                    $    -        $     -        $     -             $    -        $       25     $         25
Expenditures for assets                 9,983         46,928          56,911             3,685         27,523           31,208
Depreciation and amortization          36,179         31,245          67,424            37,937         28,082           66,019

Geographic Information
----------------------
                                                       2002                                2001
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 1,112,804   $    1,209,379        $ 1,311,231   $    1,319,719
France                                         435,357                             592,864
Other countries                                834,287                             925,750
                                           -----------    -------------        -----------    -------------
                                           $ 2,382,448   $    1,209,379        $ 2,829,845   $    1,319,719
                                           ===========    =============        ===========    =============


Major Customers
---------------
Customer A (Guardian)                      $   694,187                         $   999,805
Customer B (Guardian)                          354,415                             506,819
All other customers                          1,333,846                           1,323,221
                                           -----------                         -----------
                                           $ 2,382,448                         $ 2,829,845
                                           ===========                         ===========

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

         For the three month period ended March 31, 2002 net sales decreased $447,397 (15.8%) versus the comparable period in 2001. The Guardian Laboratories division ("Guardian") had a sales decrease of $340,586 (14.0%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $106,811 (27.3%).

         The decrease in Guardian's sales for the three month period is due to a decline in demand for Guardian's products that Registrant believes is partly due to the economic condition both in the United States and overseas. The decline in Eastern's sales quarter is believed to be due mainly to normal fluctuations in the purchasing patterns of its customers, but may also be partially attributable to some loss of business due to an inability to provide some products as a result of the ongoing program to reduce Eastern's on-hand inventory.

         Cost of sales
         -------------

         Cost of sales as a percentage of sales increased to 53.4% for the three months ended March 31, 2002 from 45.9% for the comparable period ended March 30, 2001. This increase is mainly due to the absorption of fixed costs by a lower sales volume in the quarter as compared to the prior year.

         Operating Expenses
         ------------------

         Operating expenses decreased $100,495 (17.3%) in the three months ended March 31, 2002 compared to the comparable period in 2001. This decrease was primarily due to decreases in consulting fees, payroll, and payroll related costs for the three month period ended March 31, 2002 as compared to the three month period ended March 31, 2001.

         Investment income
         ---------------

         Investment income decreased $16,385 (24.8%) for the three months ended March 31, 2002 as compared to the comparable period in 2001 The decrease in the three month period was attributable to a decline in interest rates.

         Provision for income taxes
         --------------------------

         The provision for income taxes decreased 140,000 (36.8) the three months ended March 31, 2002 when compared to the comparable period in 2001. The decrease is due to decreased earnings before taxes of $338,204 for the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $8,501,914 at December 31, 2001 to $8,969,377 at March 31, 2002. The current ratio increased from 9.1 to 1 at December 31, 2001 to 14.2 to 1 at March 31, 2002. The Company has no commitments for any further significant capital expenditures during the remainder of 2002, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows provided by operating activities decreased $208,178 (25.2%) for the three months ended March 31, 2002 as compared the comparable period in 2001. This decrease is mainly due to a decrease in net earnings for the three months ended March 31, 2002.

         Cash flows used in investing activities increased $474,699 (83.7%) in the three months ended March 31, 2002 when compared to the comparable period in 2001. This increase is mainly due a decline in additional temporary investments.

         Cash flows used in financing activities increased $ 3,827 (.8%) in the three months ended March 31, 2002 when compared to the comparable period in 2001. This increase is mainly due to a decrease in stock options exercised during the three month period ended March 30, 2002 when compared to 2001.

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


Date:  May 9, 2002