Form 10QSB
period 2002-06-30
UNITED GUARDIAN INC
filed 2002-08-06
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

    X Quarterly report under Section 13 or 15(d) of the Securities --------- Exchange Act of 1934


For the quarterly period ended   June 30, 2002
                               ------------------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                4,943,339
                              -------------






































                         Cover Page 2 of 2 Pages

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                     Page No.
                                                                     --------
Part I.  Financial Information:

         Consolidated Statements of Earnings -

             Three and Six Months Ended June 30, 2002 and 2001          2

         Consolidated Balance Sheets -
             June 30, 2002 and December 31, 2001                       3-4

         Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 2002 and 2001                    5

         Consolidated Notes to Financial Statements                    6-10

         Management's Discussion and Analysis of
             Financial Condition and Results of Operations            10-11

Part II. Other Information                                              12

         Statement under oath of Principal Executive Officer
             Regarding Facts and Circumstances Relating to
             Exchange Act Filings                                       13

         Statement under oath of Principal Financial Officer
             Regarding Facts and Circumstances Relating to
             Exchange Act Filings                                       14

                                  UNITED-GUARDIAN, INC.
                           CONSOLIDATED STATEMENTS OF EARNINGS
                                       (UNAUDITED)

                              SIX MONTHS ENDED           THREE MONTHS ENDED
                                  JUNE 30,                     JUNE 30,
                             2002          2001           2002          2001
                            ------        ------         ------        ------
Revenue:
  Net sales              $ 4,710,616   $ 5,423,800    $ 2,328,168   $ 2,593,955
                          ----------    ----------     ----------    ----------
Costs and expenses:
  Cost of sales            2,551,786     2,621,552      1,279,051     1,323,838
  Selling, general and
     administrative        1,135,749     1,211,838        654,245       629,839
                          ----------    ----------     ----------    ----------
                           3,687,535     3,833,390      1,933,296     1,953,677
                          ----------    ----------     ----------    ----------
      Earnings from
         operations        1,023,081     1,590,410        394,872       640,278

Other income (expense):
  Interest expense              -              (37)          -              (12)
  Investment income           99,088       131,745         49,464        65,736
  Gain on sale of assets          79          -              -             -
  Other                          (49)         -               (49)         -
                           ----------    ----------     ----------    ---------
        Earnings before
           income taxes    1,122,199     1,722,118        444,287       706,002


Provision for income
   taxes                     393,000       642,740        153,000       262,740
                           ---------     ---------      ---------     ---------

      Net earnings       $   729,199   $ 1,079,378    $   291,287   $   443,262
                           =========     =========      =========     =========
Earnings per common
   share (basic and
   diluted)              $      0.15   $      0.22    $      0.06   $      0.09
                           =========     =========      =========     =========

Basic weighted average
  shares                   4,875,617     4,866,162      4,880,386     4,869,151
                           =========     =========      =========     =========

Diluted weighted
  average shares           4,890,378     4,889,214      4,893,622     4,889,910
                           =========     =========      =========     =========




                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              JUNE  30,        DECEMBER 31,
                                                2002               2001
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $    1,852,104      $    1,599,857
    Temporary investments                    4,596,768           4,365,114
    Marketable securities                      907,396             944,348
    Accounts receivable, net of
       allowance for doubtful accounts
       of $63,100 at June 30, 2002
       and December 31, 2001, respectively     833,460             844,388
     Inventories                             1,134,335           1,185,535
     Prepaid expenses and other
        current assets                         250,381             327,924
     Deferred income taxes                     294,381             279,824
                                           -----------         -----------
              Total current assets           9,868,825           9,546,990
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,698,248           2,698,088
     Building and improvements               2,026,302           2,019,136
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,927,082           4,919,756
       Less: Accumulated depreciation        3,775,194           3,721,343
                                           -----------         -----------
                                             1,151,888           1,198,413
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $972,570 and $946,647 at
        June 30, 2002 and December 31,
        2001, respectively                       9,227              35,150
     Other                                         700               1,000
                                           -----------         -----------
                                                 9,927              36,150
                                           -----------         -----------
                                        $   11,030,640      $   10,781,553
                                           ===========         ===========




                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              JUNE 30,         DECEMBER 31,
                                               2002                2001
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  487,044
   Accounts payable                           173,688             213,728
   Accrued expenses                           373,596             344,304
                                            ---------           ---------
         Total current liabilities            547,284           1,045,076
                                            ---------           ---------

 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      issued, 4,943,339 and  4,932,639
      shares, respectively; outstanding
      4,881,139 and 4,870,439 shares,
      respectively                            494,334             493,264
   Capital in excess of par value           3,527,423           3,492,518
   Accumulated other comprehensive
       loss                                   (42,319)            (24,024)
   Retained earnings                        6,853,548           6,124,349
   Treasury stock, at cost; 62,200
       shares                                (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        10,473,356           9,726,477
                                            ---------           ---------
                                         $ 11,030,640        $ 10,781,553
                                           ==========          ==========













                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                                 June 30,
                                                              ------------
                                                         2002            2001
                                                       -------         -------
Cash flows provided by operating activities:
  Net earnings                                     $   729,199     $ 1,079,378
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    130,529         133,963
      Provision for doubtful accounts                     -               (600)
      Amortization of bond premium                       6,102            -
      Net gain on sale of equipment                        (79)           -
      (Increase) decrease in assets:
         Accounts receivable                            10,928        (496,434)
         Inventories                                    51,200         265,761
         Prepaid expense and other current assets       77,843        (158,727)
      Increase (decrease) in liabilities:
         Accounts payable                              (40,040)         18,639
         Accrued expenses and taxes payable             29,292         129,466
                                                      --------        --------
      Net cash provided by operating activities        994,974         971,446
                                                      --------        --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment        (72,502)        (77,418)
   Proceeds from sale of equipment                      14,500            -
   Net change in temporary investments                (231,654)     (1,146,268)
   Purchase of marketable securities                    (2,002)       (642,344)
                                                      --------        --------
      Net cash used in investing activities           (291,658)     (1,876,030)
                                                      --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt                   -             (5,170)
   Proceeds from exercise of stock options              35,975          89,032
   Dividends paid                                     (487,044)       (486,114)
                                                      --------        --------
     Net cash used in financing activities            (451,069)       (402,252)
                                                      --------        --------
Net increase (decrease) in cash and cash
  equivalents                                          252,247      (1,306,836)

Cash and cash equivalents at beginning
  of period                                          1,599,857       2,226,812
                                                     ---------       ---------
Cash and cash equivalents at end of period         $ 1,852,104     $   919,976
                                                     =========       =========




                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

          1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2001 Annual Report to Shareholders.

          2. The results of operations for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

         3. Inventories

     Inventories consist of the following:         June 30,    December 31,
                                                    2002           2001
                                                ----------     ----------
     Raw materials and work in process          $  271,196     $  245 849
     Finished products and fine chemicals          863,139        939,686
                                                ----------     ----------
                                                $1,134,335     $1,185,535
                                                ==========     ==========

         4. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Cash payments for taxes were $290,928 and $879,216 for the six months ended June 30, 2002 and 2001, respectively.

         5. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                             Six months ended June 30,        Three months ended June 30,
                                                2002           2001               2002           2001
                                               ------         ------             ------         ------
Net income                                   $729,199      $1,079,378          $291,287        $443,262
                                              -------         -------           -------         -------
Other comprehensive income (loss)
   Unrealized gain (loss) on
   marketable securities                      (32,852)        (15,977)          (31,732)         13,781
                                              -------         -------           -------         -------
Net unrealized gain (loss)                    (32,852)        (15,977)          (31,732)         13,781
                                              -------         -------           -------         -------
Income tax provision (benefit) on
   comprehensive income (loss)                (14,557)         (5,953)          (13,195)          5,147
                                              -------         -------           -------         -------
Other comprehensive income (loss)             (18,295)        (10,024)          (18,537)          8,634
                                              -------         -------           -------         -------
Comprehensive income                         $710,904      $1,069,354          $272,750        $451,896
                                              =======         =======           =======         =======

         Accumulated   other   comprehensive   income  (loss)  is  comprised  of
unrealized gains and losses on marketable securities, net of the related tax effect.

         6. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at June 30, 2002 and 2001.

                                                      Six months ended            Three months ended
                                                          June 30,                     June 30,
                                                     2002           2001          2002           2001
                                                    ------         ------        ------         ------
Numerator:
   Net income                                    $  729,199     $1,079,378    $  291,287     $  443,262
                                                    =======        =======       =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                        4,875,617      4,866,162     4,880,386      4,869,151

Effect of dilutive securities :
   Employee stock options                            14,761         23,052        13,236         20,759
                                                  ---------      ---------     ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                4,890,378      4,889,214     4,893,622      4,889,910
                                                  =========      =========     =========      =========
Basic and diluted earnings per share             $     0.15     $     0.22    $     0.06     $     0.09
                                                  =========      =========     =========      =========

         7. The Company has the  following  two  reportable  business  segments:
Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

         The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 2001 Annual Report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the six and three month periods ended June 30, 2002 and 2001.


                                                                    Six months ended  June 30,
                                                     2002                                            2001
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 4,086,007    $   624,609    $ 4,710,616       $ 4,690,069    $   733,731    $ 5,423,800
Depreciation and amortization           71,171           -            71,171            77,205           -            77,205
Segment earnings (loss) before
  income taxes                       1,130,770        (27,163)     1,103,607         1,662,230         11,749      1,673,979

Segment assets                       2,309,156        459,881      2,769,037         2,591,687        411,745      3,003,432

Expenditures for segment assets         14,524            -           14,524            15,036            -           15,036

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $ 1,103,607                                     $ 1,673,979
Other earnings                                                        99,118                                         131,708
Corporate headquarters expense                                       (80,526)                                        (83,569)
                                                                  ----------                                      ----------
Consolidated earnings before income
   taxes                                                         $ 1,122,199                                     $ 1,722,118
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 2,769 037                                     $ 3,003,432
Corporate headquarters                                             8,261,603                                       7,054,540
                                                                  ----------                                      ----------
      Total consolidated assets                                  $11,030,640                                     $10,057,972
                                                                  ==========                                      ==========

                                                                  Three months ended  June 30,
                                                     2002                                            2001
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 1,988,156    $   340,012    $ 2,328,168       $ 2,251,632    $   342,323    $ 2,593,955
Segment earnings (loss) before
   income taxes                        456,862        (21,648)       435,214           687,213         (1,379)       685,834


Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $   435,214                                     $   685,834
Other earnings                                                        49,415                                          65,724
Corporate headquarters expense                                       (40,342)                                        (45,556)
                                                                  ----------                                       ---------
Consolidated earnings before income
   taxes                                                         $   444,287                                     $   706,002
                                                                  ==========                                       =========
Other significant items
-----------------------
                                                                  Six Months ended June 30,
                                                     2002                                           2001
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest Expense                    $    -        $     -        $     -             $    -        $       37     $         37
Expenditures for assets                14,524         57,978          72,502            15,036         62,382           77,418
Depreciation and amortization          71,171         59,358         130,529            77,205         56,758          133,963

Geographic Information
----------------------
                                                       2002                                2001
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,229,946   $    1,161,115        $ 2,682,713   $    1,297,985
France                                         732,871                             845,508
Other countries                              1,747,799                           1,895,579
                                           -----------    -------------        -----------    -------------
                                           $ 4,710,616   $    1,161,115        $ 5,423,800   $    1,297,985
                                           ===========    =============        ===========    =============



Major Customers
---------------
Customer A (Guardian)                      $ 1,439,142                         $ 1,893,243
Customer B (Guardian)                          573,127                             711,978
All other customers                          2,698,347                           2,818,579
                                           -----------                         -----------
                                           $ 4,710,616                         $ 5,423,800
                                           ===========                         ===========

         8. Contingencies

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


                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         Gross revenue from operations
         -----------------------------

          For the six month period ended June 30, 2002 net sales decreased $713,184 (13.1%) versus the comparable period in 2001. The Guardian Laboratories division ("Guardian") had a sales decrease of $604,062 (12.9%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $109,122 (14.9%).

          For the three month period ended June 30, 2002 revenue decreased $265,787 (10.2%) over the comparable period in 2001. Guardian sales decreased $263,476 (11.7%), while Eastern sales decreased $2,311 (0.7%)

         The decrease in Guardian's sales for the three and six month periods is due to a decline in demand for Guardian's products that Registrant believes is primarily due to the economic conditions in the United States and overseas. The decline in Eastern's sales is believed to be due mainly to normal fluctuations in the purchasing patterns of its customers, but may also be partially attributable to some loss of business due to an inability to provide some products as a result of the ongoing program to reduce Eastern's on-hand inventory.

         Cost of sales
         -------------

         Cost of sales as a percentage of sales increased to 54.2% for the six months ended June 30, 2002 from 48.3% for the comparable period ended June 30, 2001. For the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001 the cost of sales as a percentage of sales increased to 54.9% from 51.0%. This increase is mainly due to the absorption of fixed costs by a lower sales volume in the three and six month periods in 2002 as compared to the same periods in the prior year.

         Operating Expenses
         ------------------

         Operating expenses decreased $76,089 (6.3%) for the six months ended June 30, 2002 compared to the comparable period in 2001. For the three month period ended June 30, 2002 operating expenses increased $24,406 (3.9%) over the comparable period in 2001. The decrease was primarily due to decreases in consulting fees, payroll and payroll related costs for the six month period ended June 30, 2002 as compared to the prior year. The increase for the three month period ended June 30, 2002 is primarily due to an increase in legal expenses as compared to the prior year.

         Investment income
         ---------------

         Investment income decreased $32,657 (24.8%) for the six months ended June 30, 2002 as compared to the comparable period in 2001, and $16,272 (24.8%) for the three months ended June 30, 2002 when compared to the comparable period in 2001. These decreases were attributable to a decline in interest rates.

         Provision for income taxes
         --------------------------

         The provision for income taxes decreased $249,740 (38.9%) for the six months ended June 30, 2002 when compared to the comparable period in 2001, and $109,740 (41.8%) for the three months ended June 30, 2001 when compared to the comparable period in 2001. The decrease is due to decreased earnings before taxes of $599,919 for the six months ended June 30, 2002 and $261,715 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

         Working capital increased from $8,501,914 at December 31, 2001 to $9,321,541 at June 30, 2002. The current ratio increased from 9.1 to 1 at December 31, 2001 to 18.0 to 1 at June 30, 2002. The Company has no commitments for any further significant capital expenditures during the remainder of 2002, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

         Cash flows provided by operating activities increased $23,528 (2.4%) for the six months ended June 30, 2002 as compared the comparable period in 2001. This increase is mainly due to an increase in outstanding accounts receivable due to timing of sales for the quarter ended June 30, 2001.

         Cash flows used in investing activities decreased $1,584,372 (84.5%) in the six months ended June 30, 2002 when compared to the comparable period in 2001. This decrease is mainly due a decline in additional temporary investments.

         Cash flows used in financing activities increased $48,817 (12.1%) in the six months ended June 30, 2002 when compared to the comparable period in 2001. This increase is mainly due to a decrease in stock options exercised during the six month period ended June 30, 2002 when compared to 2001.


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


                                      UNITED-GUARDIAN, INC.
                                       (Registrant)


                                      By:  /s/ Alfred R. Globus
                                           --------------------
                                           Alfred R. Globus
                                           Chief Executive Officer


                                       By: /s/ Kenneth H. Globus
                                           ---------------------
                                           Kenneth H. Globus
                                           Chief Financial Officer


Date:  August 6, 2002

       STATEMENT UNDER OATH OF PRINCIPAL EXECUTIVE OFFICER REGARDING
         FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS


I, Alfred R. Globus, state and attest that:

    (1) To the best of my knowledge, based upon a review of the covered reports of United-Guardian, Inc., and, except as corrected or supplemented in a subsequent covered report:

           + no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

           + no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

    (2) I have reviewed the contents of this statement with the Company's audit committee.

    (3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

           +    2001 Annual Report on Form 10-KSB of United-Guardian, Inc.;

           +    Definitive Proxy Statement dated April 15, 2002;

           +    Form 10-QSB for period ended March 31, 2002;

           +    Form 10-QSB for period ended June 30, 2002


/s/ Alfred R. Globus
--------------------
Alfred R. Globus
Chaiman and Chief Executive Officer

August 6, 2002
                                Subscribed and sworn to
                                before me this 6th day of August, 2002.

                                /s/ Kenneth H. Globus
                                ---------------------
                                Notary Public
                                My Commission Expires:  1/20/03

       STATEMENT UNDER OATH OF PRINCIPAL FINANCIAL OFFICER REGARDING
         FACTS AND CIRCUMSTANCES RELATING TO EXCHANGE ACT FILINGS

I, Kenneth H. Globus, state and attest that:

    (1) To the best of my knowledge, based upon a review of the covered reports of United-Guardian, Inc., and, except as corrected or supplemented in a subsequent covered report:

           + no covered report contained an untrue statement of a material fact as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed); and

           + no covered report omitted to state a material fact necessary to make the statements in the covered report, in light of the circumstances under which they were made, not misleading as of the end of the period covered by such report (or in the case of a report on Form 8-K or definitive proxy materials, as of the date on which it was filed).

    (2) I have reviewed the contents of this statement with the Company's audit committee.

    (3) In this statement under oath, each of the following, if filed on or before the date of this statement, is a "covered report":

           +    2001 Annual Report on Form 10-KSB of United-Guardian, Inc.;

           +    Definitive Proxy Statement dated April 15, 2002;

           +    Form 10-QSB for period ended March 31, 2002;

           +    Form 10-QSB for period ended June 30, 2002


/s/ Kenneth H. Globus
---------------------
Kenneth H. Globus
President & Chief Financial Officer

August 6, 2002
                                Subscribed and sworn to
                                before me this 6th day of August, 2002.

                                /s/ Kenneth A. Messina
                                ----------------------
                                Notary Public
                                My Commission Expires: 8/31/02