Form 10QSB
period 2002-09-30
UNITED GUARDIAN INC
filed 2002-11-07
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended   September 30, 2002
                                             ------------------

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                No
    ----------               -----------






                         Cover Page 1 of 2 Pages

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS

         Check whether the Company filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                4,881,139
                              -------------






































                         Cover Page 2 of 2 Pages

                          UNITED-GUARDIAN, INC.

                                  INDEX


                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Earnings - Three and
                Nine Months Ended September 30, 2002 and 2001............. 2

              Consolidated Balance Sheets -
                September 30, 2002 and December 31, 2001................ 3-4

              Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2002 and 2001............. 5

              Consolidated Notes to Financial Statements............... 6-10

   Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations............ 11-13

   Item 3 - Controls and Procedures...................................... 14

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings............................................ 14

   Item 2 - Changes in Securities and Use of Proceeds.................... 14

   Item 3 - Defaults Upon Senior Securities.............................. 14

   Item 4 - Submission of Matters to a Vote of Security Holders.......... 14

   Item 5 - Other Information............................................ 14

   Item 6 - Exhibits and Reports On Form 8-K.......................... 14-19

                         Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                             NINE MONTHS ENDED           THREE MONTHS ENDED
                                SEPTEMBER 30,               SEPTEMBER 30,
                             2002          2001           2002          2001
                            ------        ------         ------        ------
Revenue:
  Net sales              $ 6,796,553   $ 7,625,049    $ 2,085,937   $ 2,201,249
                          ----------    ----------     ----------    ----------
Costs and expenses:
  Cost of sales            3,726,051     3,638,997      1,174,265     1,017,445
  Selling, general and
     administrative        1,698,670     1,747,294        562,921       535,456
                          ----------    ----------     ----------    ----------
                           5,424,721     5,386,291      1,737,186     1,552,901
                          ----------    ----------     ----------    ----------
      Earnings from
         operations        1,371,832     2,238,758        348,751       648,348

Other income (expense):
  Interest expense              -              (38)          -               (1)
  Investment income          144,075       186,713         44,987        54,968
  Gain (loss) on sale
     of assets                    79        (8,859)          -           (8,859)
  Other                          (49)         -              -             -
                           ----------    ----------     ----------    ---------
        Earnings before
           income taxes    1,515,937     2,416,574        393,738       694,456

Provision for income taxes   528,548       902,740        135,548       260,000
                           ---------     ---------      ---------     ---------
      Net earnings       $   987,389   $ 1,513,834    $   258,190   $   434,456
                           =========     =========      =========     =========
Earnings per common share
   (basic and diluted)   $      0.20   $      0.31    $      0.05   $      0.09
                           =========     =========      =========     =========
Basic weighted average
  shares                   4,877,478     4,867,465      4,881,139     4,870,029
                           =========     =========      =========     =========
Diluted weighted
  average shares           4,889,870     4,887,602      4,888,794     4,884,338
                           =========     =========      =========     =========


                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                           SEPTEMBER 30,       DECEMBER 31,
                                                2002               2001
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents           $    2,789,940      $    1,599,857
    Temporary investments                    4,033,100           4,365,114
    Marketable securities                      870,254             944,348
    Accounts receivable, net of
       allowance for doubtful accounts
       of $62,964 at September 30, 2002 and
       $63,100, at December 31, 2001,
       respectively                            779,770             844,388
     Inventories                             1,204,885           1,185,535
     Prepaid expenses and other
        current assets                         317,139             327,924
     Deferred income taxes                     307,445             279,824
                                           -----------         -----------
              Total current assets          10,302,533           9,546,990
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,720,085           2,698,088
     Building and improvements               2,034,304           2,019,136
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             4,956,921           4,919,756
       Less: Accumulated depreciation        3,828,312           3,721,343
                                           -----------         -----------
                                             1,128,609           1,198,413
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $981,243 and $946,647 at
        September 30, 2002 and December 31,
        2001, respectively                         554              35,150
     Other                                         700               1,000
                                           -----------         -----------
                                                 1,254              36,150
                                           -----------         -----------
                                        $   11,432,396      $   10,781,553
                                           ===========         ===========




                         See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                           SEPTEMBER 30,       DECEMBER 31,
                                               2002                2001
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  487,044
   Accounts payable                           340,663             213,728
   Accrued expenses                           372,145             344,304
                                            ---------           ---------
         Total current liabilities            712,808           1,045,076
                                            ---------           ---------

 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      issued, 4,943,339 and 4,932,639
      shares, respectively; outstanding
      4,881,139 and 4,870,439 shares,
      respectively                            494,334             493,264
   Capital in excess of par value           3,527,423           3,492,518
   Accumulated other comprehensive
       loss                                   (64,277)            (24,024)
   Retained earnings                        7,111,738           6,124,349
   Treasury stock, at cost; 62,200
       shares                                (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        10,709,588           9,726,477
                                            ---------           ---------
                                         $ 11,432,396        $ 10,781,553
                                           ==========          ==========













                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                              September 30,
                                                              ------------
                                                         2002            2001
                                                       -------         -------
Cash flows provided by operating activities:
  Net earnings                                     $   987,389     $ 1,513,834
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    192,320         204,776
      Provision for doubtful accounts                      -              (600)
      Amortization of bond premium                       9,144            -
      Net (gain) loss on sale of equipment                 (79)          8,859
      (Increase) decrease in assets:
         Accounts receivable                            64,618          41,360
         Inventories                                   (19,350)        205,538
         Prepaid expenses and other current
           and non-current assets                       11,085         (63,326)
      Increase (decrease) in liabilities:
         Accounts payable                              126 935          39,552
         Accrued expenses and taxes payable             27,841          18,684
                                                      --------        --------
      Net cash provided by operating activities      1,399,903       1,968,677
                                                      --------        --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment       (102,341)       (131,369)
   Proceeds from sale of equipment                      14,500           9,200
   Net change in temporary investments                 332,014      (2,066,214)
   Purchase of marketable securities                    (2,924)       (660,300)
   Proceeds from sale of marketable securities            -             50,000
                                                      --------        --------
      Net cash provided by (used in)
       investing activities                            241,249      (2,798,683)
                                                      --------        --------
Cash flows from financing activities:
   Principal payments on long-term debt                   -             (6,036)
   Proceeds from exercise of stock options              35,975          94,251
   Dividends paid                                     (487,044)       (486,114)
                                                      --------        --------
     Net cash used in financing activities            (451,069)       (397,899)
                                                      --------        --------
Net increase (decrease) in cash and cash
  equivalents                                        1,190,083      (1,227,905)

Cash and cash equivalents at beginning of period     1,599,857       2,226,812
                                                     ---------       ---------
Cash and cash equivalents at end of period         $ 2,789,940     $   998,907
                                                     =========       =========


                       See notes to financial statements.

                             UNITED-GUARDIAN, INC.
                CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2001 Annual Report to Shareholders.

     2. The results of operations for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     3. Inventories

     Inventories consist of the following:     September 30,   December 31,
                                                    2002           2001
                                                ----------     ----------
     Raw materials and work in process          $  272,683     $  245 849
     Finished products and fine chemicals          932,202        939,686
                                                ----------     ----------
                                                $1,204,885     $1,185,535
                                                ==========     ==========

     4. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $513,779 and $1,078,271 for the nine months ended September 30, 2002 and 2001, respectively.

     5. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                          Nine months ended September 30,    Three months ended September 30,
                                                2002           2001               2002           2001
                                               ------         ------             ------         ------
Net income                                   $987,389      $1,513,834          $258,190        $434,456
                                              -------         -------           -------         -------
Other comprehensive loss
   Unrealized loss on
   marketable securities                      (67,874)        (52,482)          (35,022)        (36,505)
                                              -------         -------           -------         -------
Net unrealized gain loss                      (67,874)        (52,482)          (35,022)        (36,505)
                                              -------         -------           -------         -------
Income tax benefit on
   comprehensive loss                         (27,621)        (19,576)          (13,064)        (13,623)
                                              -------         -------           -------         -------
Other comprehensive income loss               (40,253)        (32,906)          (21,958)        (22,882)
                                              -------         -------           -------         -------
Comprehensive income                         $947,136      $1,480,928          $236,232        $411,574
                                              =======       =========           =======         =======

         Accumulated   other   comprehensive   income  (loss)  is  comprised  of
unrealized gains and losses on marketable securities, net of the related tax effect.

         6. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at September 30, 2002 and 2001.

                                                     Nine months ended            Three months ended
                                                       September 30,                September 30,
                                                     2002           2001          2002           2001
                                                    ------         ------        ------         ------
Numerator:
   Net income                                    $  987,389     $1,513,834    $  258,190     $  434,456
                                                    =======        =======       =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                        4,877,478      4,867,465     4,881,139      4,870,029

Effect of dilutive securities:
   Employee stock options                            12,392         20,137         7,655         14,309
                                                  ---------      ---------     ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                4,889,870      4,887,602     4,888,794      4,884,338
                                                  =========      =========     =========      =========
Basic and diluted earnings per share             $     0.20     $     0.31    $     0.05     $     0.09
                                                  =========      =========     =========      =========

     Options to purchase 8,500 and 2,833 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in the three and nine months ended September 30, 2002, respectively, as their inclusion would be antidilutive.

     7. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2001 . Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the nine and three month periods ended September 30, 2002 and 2001.

                                                                Nine months ended September 30,
                                                     2002                                            2001
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 5,859,785    $   936,768    $ 6,796,553       $ 6,556,466    $ 1,068,583    $ 7,625,049
Depreciation and amortization          105,186           -           105,186           117,079           -           117,079
Segment earnings (loss) before
  income taxes                       1,550,911        (51,638)     1,499,273         2,337,639         25,343      2,362,982

Segment assets                       2,125,281       665,859      2,791,140         2,147,797        463,304      2,611,101

Expenditures for segment assets         34,819            -           34,819            30,506            -           30,506

Reconciliation to Consolidated Amounts

Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $ 1,499,273                                     $ 2,362,982
Other earnings                                                       144,105                                         177,816
Corporate headquarters expense                                      (127,441)                                       (124,224)
                                                                  ----------                                      ----------
Consolidated earnings before income
   taxes                                                         $ 1,515,937                                     $ 2,416,574
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 2,791,140                                     $ 2,611,101
Corporate headquarters                                             8,641,256                                       7,772,929
                                                                  ----------                                      ----------
      Total consolidated assets                                  $11,432,396                                     $10,384,030
                                                                  ==========                                      ==========

                                                                  Three months ended September 30,
                                                     2002                                            2001
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 1,773,778    $   312,159    $ 2,085,937       $ 1,866,397    $   334,852    $ 2,201,249
Segment earnings (loss) before
   income taxes                        420,141        (24,475)       395,666           675,409         13,594        689,003


Earnings before income taxes
----------------------------
Total earnings for reportable segments                           $   395,666                                     $   689,003
Other earnings                                                        44,987                                          46,108
Corporate headquarters expense                                       (46,915)                                        (40,655)
                                                                  ----------                                       ---------
Consolidated earnings before income
   taxes                                                         $   393,738                                     $   694,456
                                                                  ==========                                       =========
Other significant items
-----------------------
                                                                  Nine Months ended September 30,
                                                     2002                                           2001
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Interest expense                    $    -        $     -        $     -             $    -        $       38     $         38
Expenditures for assets                34,819         67,522         102,341            30,506        100,863          131,369
Depreciation and amortization         105,186         87,134         192,320           117,079         87,697          204,776

Geographic Information
----------------------
                                                       2002                                2001
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 4,075,260   $    1,129,163        $ 3,939,862   $    1,263,064
France                                         893,559                             981,620
Other countries                              1,827,734                           2,703,567
                                           -----------    -------------        -----------    -------------
                                           $ 6,796,553   $    1,129,163        $ 7,625,049   $    1,263,064
                                           ===========    =============        ===========    =============



Major Customers
---------------
Customer A (Guardian)                      $ 2,013,715                         $ 2,805,913
Customer B (Guardian)                          696,215                              -
All other customers                          4,086,623                           4,819,136
                                           -----------                         -----------
                                           $ 6,796,553                         $ 7,625,049
                                           ===========                         ===========

     8. Impact of Recently Issued  Accounting  Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13, and Technical Corrections." This statement eliminates the current requirements that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classifications. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sales leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The rescission of SFAS No. 4 is effective in fiscal years beginning after May 15, 2002. The amendment and technical corrections of SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. Management believes that the adoption of SFAS No. 145 will not have a material impact on its results of operations or financial position.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

     The statements contained in this report that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are made based upon management's current expectations and beliefs concerning future developments and their potential effects upon the Company. There can be no assurance that future developments affecting the Company will be those anticipated by management. Actual results may differ materially from those included in the forward-looking statements.

OVERVIEW

     The Company is a Delaware corporation that operates in two business segments. Its Guardian Laboratories Division ("Guardian") conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL(R) line of water based moisturizing and lubricating gels. It also sells two pharmaceutical products, which are distributed primarily through drug wholesalers and surgical supply houses. There are also indirect sales to the Veteran's Administration and other government agencies, and to some hospitals and physicians.

     While the Company does have competition in the marketplace for some of its products, many of its products or processes are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, chemical, or health care companies. Guardian's research and development department is actively working on the development of new products to expand the Company's personal care line.

     The Company has been issued many patents and trademarks, and intends whenever possible to make efforts to obtain patents in connection with its product development program.

     The Company's Eastern Chemical subsidiary distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Eastern's products are marketed through advertising in trade publications and direct mailings and are sold to both to distributors and directly to users for use in a wide variety of applications. Since the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Company believes has greater growth potential, the Company is in the process of reducing Eastern's inventory levels in order to make the subsidiary more marketable in the event the Company decides to sell the Eastern operation at some future date.

     Products manufactured by the Company are marketed worldwide through its extensive marketing and distribution arrangements. Approximately half of the Company's sales are to foreign customers.

     The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2001, and a comparison of the results of operations for the three months and nine months ended September 30, 2002 to the same period in 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2001.

RESULTS OF OPERATIONS

     Gross revenue from operations
     -----------------------------

     For the nine month period ended September 30, 2002 net sales decreased $828,496 (10.9%) versus the comparable period in 2001. The Guardian Laboratories division ("Guardian") had a sales decrease of $696,681 (10.6%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $131,815 (12.3%).

     For the three month period ended September 30, 2002 revenue decreased $115,312 (5.2%) over the comparable period in 2001. Guardian sales decreased $92,619 (5.0%), while Eastern sales decreased $22,693 (6.8%).

     The decrease in Guardian's sales for the three and nine month periods is due to a decline in demand for Guardian's products that the Company believes is primarily a result of the weak economic conditions in the United States and overseas. It is anticipated that sales will increase as the world economies improve and demand increases for the products it sells. The Company also anticipates that it will begin marketing two new products by the end of the current fiscal year, and is hopeful that these new products will bring increased revenue in the coming years.

     The decline in Eastern's sales is believed to be due mainly to normal fluctuations in the purchasing patterns of its customers, but may also be partially attributable to some loss of business due to an inability to provide some products as a result of the ongoing program to reduce Eastern's on-hand inventory. The Company does not anticipate any significant increase or decrease in Eastern's sales in the near future.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales increased to 54.8% for the nine months ended September 30, 2002 from 47.7% for the comparable period ended September 30, 2001. For the three month period ended September 30, 2002 compared to the three month period ended September 30, 2001 the cost of sales as a percentage of sales increased to 56.3% from 46.2%. This increase is mainly due to the absorption of fixed costs by a lower sales volume in the three and nine month periods in 2002 as compared to the same periods in the prior year.

     Operating Expenses
     ------------------

     Operating expenses decreased $48,624 (2.8%) for the nine months ended September 30, 2002 compared to the comparable period in 2001. For the three month period ended September 30, 2002 operating expenses increased $27,465 (5.1%) over the comparable period in 2001. The decrease was primarily due to decreases in consulting fees, payroll and payroll related costs for the nine month period ended September 30, 2002 as compared to the prior year. The increase for the three month period ended September 30, 2002 is primarily due to an increase in payroll and payroll related costs compared to the prior year.

     Investment income
     ---------------

     Investment income decreased $42,638 (22.8%) for the nine months ended September 30, 2002 as compared to the comparable period in 2001, and $9,981 (18.2%) for the three months ended September 30, 2002 when compared to the comparable period in 2001. These decreases were attributable to a decline in interest rates.

     Provision for income taxes
     --------------------------

     The provision for income taxes decreased $374,192 (41.5%) for the nine months ended September 30, 2002 when compared to the comparable period in 2001, and $124,452 (47.9%) for the three months ended September 30, 2001 when compared to the comparable period in 2001. The decrease is due to decreased earnings before taxes of $900,637 for the nine months ended September 30, 2002 and $300,718 for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $8,501,914 at December 31, 2001 to $9,589,725 at September 30, 2002. The current ratio increased from 9.1 to 1 at December 31, 2001 to 14.5 to 1 at September 30, 2002. The Company has no commitments for any further significant capital expenditures during the remainder of 2002, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     Cash flows provided by operating activities decreased $568,774 (28.9%) for the nine months ended September 30, 2002 as compared to the comparable period in 2001. This decrease is mainly due to a decrease in net earnings for the nine months ended September 30, 2002.

     Cash flows used in investing activities decreased $3,039,932 (108.6%) in the nine months ended September 30, 2002 as compared to the comparable period in 2001. This decrease is mainly due a decline in additional temporary investments.

     Cash flows used in financing activities increased $53,170 (13.4%) in the nine months ended September 30, 2002 when compared to the comparable period in 2001. This increase is mainly due to a decrease in proceeds from stock options exercised during the nine month period ended September 30, 2002 when compared to 2001.

Item 3.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB the Company's principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) and concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes in Internal Controls

     The Company's principal executive officer and principal financial officer have also concluded there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     While the Company has claims arise from time to time in the ordinary course of its business, the settlement of such claims in the past has not had a material adverse effect on the Company's financial position and results of operations. While the company does have one claim pending at the present time, it does not believe that the settlement of that claim will have a material adverse effect on the Company's financial position and results of operations.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS: NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5 - OTHER INFORMATION: NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        99.1 Certification of Alfred R. Globus, Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C. Section 1350

        99.2 Certification of Kenneth H. Globus, President and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350

     b. Reports on Form 8-K

         There was one report filed on Form 8-K during the three month period ended September 30, 2002 pertaining to the filing of CEO and CFO certifications pursuant to the Sarbanes-Oxley Act.

                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNITED-GUARDIAN, INC.
                                       (Registrant)


                                      By:  /s/ Alfred R. Globus
                                           --------------------
                                           Alfred R. Globus
                                           Chief Executive Officer


                                       By: /s/ Kenneth H. Globus
                                           ---------------------
                                           Kenneth H. Globus
                                           Chief Financial Officer

Date:  October 31, 2002


                           SECTION 302 CERTIFICATIONS

        I, Alfred R. Globus, Chief Executive Officer of United-Guardian, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United-Guardian, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented   in  this   quarterly   report  our   conclusions   about  the
       effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 31, 2002                /s/ Alfred R. Globus
                                       --------------------------------
                                       Alfred R. Globus
                                       Chief Executive Officer

        I,  Kenneth  H.  Globus,   President  and  Chief  Financial  Officer  of
United-Guardian, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of United-Guardian, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c) presented   in  this   quarterly   report  our   conclusions   about  the
       effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  October 31, 2002                /s/ Kenneth H. Globus
                                       --------------------------------
                                       Kenneth H. Globus
                                       President and Chief Financial Officer

EXHIBIT 99.1
------------

                             UNITED-GUARDIAN, INC.
               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of United-Guardian, Inc. (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred R. Globus, Chief Executive Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

October 31, 2002                          /s/ Alfred R. Globus
                                          ---------------------------
                                          Alfred R. Globus
                                          Chief Executive Officer

EXHIBIT 99.2
------------

                              UNITED-GUARDIAN, INC.
               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of United-Guardian, Inc. (the "Registrant") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth H. Globus, President and Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

October 31, 2002                          /s/ Kenneth H. Globus
                                          ---------------------------
                                          Kenneth H. Globus
                                          President and Chief Financial Officer