Form 10KSB
period 2002-12-31
UNITED GUARDIAN INC
filed 2003-03-25
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 1O-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 2002.

                                       OR

[ ]   TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________


                         Commission file number 1-10526


                              UNITED-GUARDIAN, INC.
                 (Name of small business issuer in its charter)


             Delaware                                  11-1719724
--------------------------------            ---------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


  230 Marcus Blvd., Hauppauge, NY                         11788
---------------------------------------                 ---------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number, including area code: (631) 273-0900
                                                --------------

Securities registered pursuant to Section l2(b) of the Exchange Act: None


         Title of each class          Name of each exchange on which registered
------------------------------------  -----------------------------------------
    Common Stock, $.10 par value                American Stock Exchange


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]
                             Cover Page 1 of 2 Pages

Indicate by check mark if there is no disclosure herein of delinquent filers pursuant to Item 405 of Regulation S-B, and if, to the best of registrant's knowledge, no disclosure will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Registrant's revenues for the fiscal year ended December 31, 2002 were $ 9,091,416.

         On March 3, 2003 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $9,188,755. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

         As of March 1, 2003 the Registrant had issued 4,943,339 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,881,139 shares were outstanding and 62,200 held as Treasury stock as of that date.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Certain information required by Part III (portions of Item 9, as well as Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "2003 Proxy Statement") in connection with its 2003 annual meeting of stockholders, which is to be filed no later than April 30, 2003 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.






















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

     The Registrant's predecessor, United International Research Corp. (name later changed to United International Research, Inc.), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, the Registrant's Chairman and Chief Executive Officer. On February 10, 1982, a merger took place between the Registrant and Guardian Chemical Corp. ("GCC"), whereby GCC was merged into the Registrant and the name was changed to United-Guardian, Inc. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into United-Guardian, Inc., a newly incorporated Delaware corporation formed for the purpose of changing the domicile of the Registrant.

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

     The Registrant presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are Registrant's LUBRAJEL(R) line of cosmetic ingredients, which accounted for approximately 61% of the Registrant's sales in 2002, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 17% of the Registrant's sales in 2002. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

     (2) Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Registrant, distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. The Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Registrant believes has greater growth potential. The Registrant is in the process of reducing Eastern's inventory levels in order to make the subsidiary more marketable in the event Registrant decides to sell the Eastern operation at some future date. Registrant believes that if the Registrant were to sell Eastern, the loss of revenue from that subsidiary would not significantly impact the Registrant's net income.

     Paragon Organic Chemicals ("Paragon") is a wholly owned subsidiary of the Registrant. It has no assets or sales of its own, and its sole function is to act as a purchasing arm of the Registrant.

(b)  Narrative Description of Business

     Guardian Laboratories Division

     Guardian conducts research, product development, manufacturing and marketing of many different cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products, all of which are developed by the Registrant, and many of which have unique properties. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Guardian's proprietary cosmetic and specialty chemical products are sold through marketing partners and distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are sold to end users primarily through drug wholesalers. These sales include indirect sales to the Veteran's Administration and other government agencies. There are also a small number of direct sales to hospitals and pharmacies.

     During  2002,   Guardian's  sales  accounted  for   approximately   87%  of
Registrant's total product sales.

     Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 2002 sales from these two product lines accounted for approximately 90% of Guardian's sales, and 78% of the sales of the Registrant as a whole.

     LUBRAJEL

     LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on prelubricated enema tips and thermometers, and as a lubricant for catheters. During 2002, sales of LUBRAJEL products decreased 1.2% from $5,649,557 in 2001 to $5,582,293 in 2002. Sales of LUBRAJEL products represented 70% of Guardian's sales and 61% of the sales of the Registrant as a whole. The most important product in the LUBRAJEL line in 2002 was LUBRAJEL CG, the original form of LUBRAJEL, the sales of which decreased 1% from $1,951,990 in 2001 to $1,931,408 in 2002. Sales of the second largest revenue producer in the Lubrajel line, LUBRAJEL MS, increased 2.2% from $1,161,907 in 2001 to $1,188,170 in 2002. Sales of LUBRAJEL OIL, another important product in the LUBRAJEL line, increased 7% from $571,291 in 2001 to $610,997 in 2002. The Registrant believes that while it is possible the 1% decrease in LUBRAJEL sales could have been the result of a slight decline in demand for Registrant's Lubrajel products, it is more likely that the modest decrease was just a function of the ordering patterns of its marketing partners. It should also be noted that the first three quarters of the fiscal year experienced a more significant decline in Lubrajel sales, which was almost completely offset by a surge in sales in the fourth quarter which has continued through the first two months of 2003.

     Registrant believes that its ability to increase sales of its LUBRAJEL products will depend on (a) the ability of Registrant's marketing partners and distributors to continue to bring the product to the attention of new customers, and (b) Registrant's success in bringing to market new forms of LUBRAJEL that will enable the product to be used in new applications. Registrant is currently developing new varieties of LUBRAJEL for this purpose, and is in the process of introducing several new types of LUBRAJEL products under a "LUBRAJEL II" designation, which it hopes will expand its market for this product line. Registrant believes that there is still significant potential to expand the sales of its LUBRAJEL line of products by (a) increasing the number of potential products in which it can be used, and (b) by continuing to increase its marketing efforts into new markets that have only been developed recently, such as in China. Any sales increases may be offset somewhat by continuing competition from products introduced by Registrant's competitors. Despite this competition, Registrant believes that it will still be able to expand the market for its LUBRAJEL product line. Registrant believes that LUBRAJEL'S reputation for quality and customer service will enable it to continue to compete effectively in the marketplace.

     RENACIDIN

     RENACIDIN is a urological prescription drug used primarily to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use 10% sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. On October 9, 1990, the Patent Office issued to the Registrant patent # 4,962,208, which expires on October 9, 2007, covering the method of manufacturing RENACIDIN IRRIGATION. Sales of RENACIDIN IRRIGATION in 2002 accounted for 19% of Guardian's sales and 17% of the sales of the Registrant as a whole. Sales of RENACIDIN IRRIGATION in 2002 decreased slightly from $1,606,498 in 2001 to $1,538,191 in 2002. This decrease was solely the result of a decrease in unit sales, and most likely was reflective of the ordering patterns of the drug wholesalers.

     Other Products

     Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 2002 are as follows:

     CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent. Sales of CLORPACTIN decreased slightly from $297,414 in 2001 to $296,764 in 2002 to due to normal year to year fluctuations.

     KLENSOFT(TM) is a surfactant that can be used in shampoos, body washes, makeup removers, and other cosmetic formulations. The primary customer for Klensoft for many years has been in Taiwan, and over the past few years there have been new customers for the product in the United Kingdom, Australia, France and Korea. Klensoft sales increased significantly from $38,788 in 2001 to $140,369 in 2002 due primarily to an increase in demand for the product from Registrant's primary customer for the product in Taiwan. Based on current projections Registrant believes that Klensoft sales will once again increase in 2003 due to higher demand from this primary customer and the addition of new customers for this product in Australia and Europe. Registrant believes that the significant year to year sales fluctuations for this product are the result of erratic purchasing on the part of the major customer for this product.

     LUBRAJEL PF is a preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic supplier. It is also distributed by some of Registrant's other marketing partners under the name LUBRAJEL PF. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated. Sales of Lubrajel PF decreased from $138,880 in 2001 to $60,900 in 2002, a decrease of

27%. (These sales are already included in the total Lubrajel sales figure mentioned previously).

     CONFETTI(TM) II DERMAL DELIVERY FLAKES is a product line introduced in 2000 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to, and suspended in, various water-based products. The product color and ingredients can be customized to meet the needs of individual customers. Sales of Confetti II decreased from $214,863 in 2001 to $34,952 in 2002, a decrease of 84%. The decrease was due primarily to the discontinuation of a new product, marketed by a major cosmetic company in Germany, which contained this product.

     LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Registrant was granted a U.S. patent for this unique form of LUBRAJEL. In September, 1994 the Registrant entered into a marketing agreement with Horizon Medical, Inc., a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Horizon has been actively marketing LUBRAJEL RC since January, 1996. Sales of LUBRAJEL RC and RR increased by 10% from $528,295 in 2001 to $580,165 in 2002. (These sales are already included in the total Lubrajel sales figure mentioned previously).

     Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 5% of Registrant's sales in 2002, are as follows:

     LUBRASIL and LUBRASIL DS are special types of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The products have a silky feel, and are water resistant while moisturizing the skin. (These sales are already included in the total Lubrajel sales figure mentioned previously).

     RAZORIDE(TM) is a clear, hypo-allergenic, non-foaming, water-based shaving product that is surfactant and soap-free and has excellent lubricity and moisturizing properties.

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

     HYDRAJEL PL and HYDRAJEL VM are personal lubricants and moisturizers developed specifically for the feminine personal care market. Although sales have not been significant to date, a number of companies are evaluating these products for possible inclusion into their product lines.

     ORCHID COMPLEX(TM) is a successor product to our previous Oil of Orchids product and is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability and light emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its light emolliency lends use in shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil soluble.

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

     LUBRAJEL

     Registrant's major research focus at the present time is the development of several new water-based gel products that will increase Registrant's strength in the personal care market sector. The first new line will be marketed under the tradename "PLEXAJEL". The first formulation in that new line will be marketed as

"PLEXAJEL ASC", which stands for "Acid Stable Complex". This product is intended to enable customers to incorporate low pH ingredients, such as alpha hydroxy acids, into clear, water-based gel formulations. The current form of Lubrajel, as well as the competitive products to Lubrajel, cannot be used to gel low pH or salt-containing formulations. Registrant believes that this will open up many new possibilities for this product line. Registrant intends to expand this line with additional products over the next few years. The development work for the initial product in this line, the Plexajel ASC, has been completed, and Registrant is in the process of preparing brochures for the anticipated introduction of the product at the In-Cosmetics show in Paris at the end of March, 2003.

       The other new addition to this product line was introduced at the beginning of February, 2003, and is known as the "Lubrajel II" line, with "LUBRAJEL II XD" being the first product in this line. This line will be a supplement to, and not a replacement for, the current Lubrajel line. It consists of a modified Lubrajel composition that enhances some of the properties of the current Lubrajel line, and allows it to be used as a drop-in replacement for one of the main competitors for Lubrajel. Its composition also will enable it to be used in certain countries, such as Japan, more easily than the current Lubrajel formulation. Registrant intends to expand this line with additional formulations in the near future, providing enhancements such as superior moisturization and lubrication. Registrant believes that this new line will enable it to recover some of the business it has lost to its competitors over the years, and will give customers even greater formulating choices.

         The Registrant is continuing to work on a project with a global personal care products company based in the United Kingdom for the use of LUBRAJEL FLUID, a modified form of LUBRAJEL, in a globally marketed consumer health product. The exact nature of this project cannot yet be disclosed due to confidentiality agreements between the Registrant and this U.K. company. In 2000 the Registrant began to ship small quantities of product, which have been gradually increasing as the customer rolls out the product in different countries and expands the use of our product into more of its product lines. While sales from this project have not increased as quickly as Registrant originally expected, indications from the customer are that over time their requirements will increase as the product is expanded to new markets and additional product lines.

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

     CLORPACTIN

     In 2002 the Registrant completed a preliminary clinical trial in conjunction with the School of Dental Medicine at Boston University to determine whether Clorpactin, Registrant's proprietary antimicrobial product, would be effective in the treatment of gingivitis and other periodontal disease. The results of that initial test were very positive, but indicated that it would be necessary to alter the taste of the product in order to achieve the proper patient compliance. As a result, the Registrant is contracting with Boston University to conduct a second test using a modified form of Clorpactin that Registrant believes will solve that problem. If approved by the Institutional Review Board of Boston University it is anticipated that this second trial will be completed by the end of the third quarter of this year. If the results of this second test are positive, Registrant will either proceed further on its own and conduct a Phase I clinical trial, or will resume its previous efforts to locate a partner to work with it on this project. While regulatory approvals would be needed in order to market the product for this new use, because this product is currently being marketed for human use and has a 40+ year history of such use, Registrant believes that animal studies will not be required by the F.D.A. and that it will be permitted to proceed directly with a Phase I clinical trial.

     CARRIER FOR ANTI-VIRAL COMPOUND

     Registrant is working with a company that has developed a new anti-viral compound and has requested the assistance of the Registrant in developing a water-based gel base to carry their active ingredient. Because of Registrant's long experience in developing water-based gels, Registrant believes that it is in an excellent position to develop a suitable carrier for the product. If Registrant is successful, it would supply the base product and incorporate their anti-viral compound. Registrant has already provided this company with several samples, and the initial test results have been very promising. While the market potential for this product could be very significant, regulatory approvals would be needed before the product could be marketed. As a result, even if Registrant is successful in developing this product it does not anticipate any revenue being generated for several years. At the present time the Registrant is awaiting further results from tests that are being conducted by this company. If they are successful, Registrant expects to enter into discussions about Registrant's role in the future development of this product.

     Trademarks and Patents

     The Registrant strongly believes in protecting its intellectual property and intends whenever possible to make efforts to obtain patents in connection with its product development program. The Registrant currently owns many United States patents and trademarks relating to its products. The Registrant has patent and trademark applications pending with respect to a number of its research and development products. Patents formerly held by the Registrant on certain products have expired. There can be no assurance that any patents held by the Registrant will be valid or otherwise of value to the Registrant or that any patent applied for will be granted. However, the Registrant believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products.

     The various trademarks and trade names owned or used by the Registrant in Guardian's business are of varying importance to the Registrant. The most significant products for which the Registrant has a registered trademark are LUBRAJEL, RENACIDIN, and CLORPACTIN.

     Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Registrant:

                 PATENT NAME                                     PATENT #           ISSUE DATE          EXPIRATION
                                                                                                           DATE
    ------------------------------------------------             ---------          ----------          ----------
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

     Eastern Chemical Corporation

     Eastern is a wholly owned subsidiary of the Registrant. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 2002, Eastern's sales accounted for approximately 13% of the total product sales of the Registrant versus 14.9% in 2001. Eastern's sales decreased by 19.5% in 2002. The decrease was partially the result of a loss of sales due to Registrant's continuing efforts to reduce Eastern's inventory, which resulted in an inability to supply certain items that required immediate shipment from inventory. Eastern was also affected by the general economic slowdown in 2002.

     Marketing

     Guardian markets its products through (a) distributors; (b) advertising in medical and trade journals, by mailings to physicians and to the trade; and (c) exhibitions at appropriate medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers that distribute to drug stores for resale, and to hospitals, physicians, the Veteran's Administration, and other government agencies. The proprietary personal care and specialty chemical products are sold to distributors for resale and directly to manufacturers for use as ingredients or additives in the manufacture or compounding of their cosmetic, personal care, or chemical products.

     Eastern's products are marketed through advertising in trade publications and direct mailings. They are sold to distributors and directly to users in a wide variety of applications. Eastern does not sell any unique products and is not dependent on any single customer or group of customers on a continuous basis.

     Domestic Sales

     In the United States Registrant's cosmetic products are marketed exclusively by International Specialty Products ("ISP") in accordance with a marketing agreement entered into in 1994 and subsequently amended and expanded in 1996, 2000, and most recently in December, 2002 (see "Marketing Agreements" below). ISP also has certain rights to sell some of Registrant's other industrial and medical products. In 2002, ISP's purchases for distribution in the United States were estimated to be approximately $837,218 compared to $1,210,749 in 2001, and accounted for approximately 9% of the Registrant's sales (an estimate based on sales information provided to Registrant by ISP. Registrant has no way of independently determining which of ISP's purchases from Registrant are intended for domestic sale and which are intended for foreign sale.) Registrant believes that much of the decline in ISP's domestic sales of Registrant's products was due to a temporary reduction in purchases by a major ISP customer, and that customer has significantly increased its purchases in the first quarter of 2003.

     Registrant's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 20% of Registrant's sales. Registrant's other products, such as its industrial products, are sold directly to end-users and account for less than 2% of sales

     Foreign Sales

     In 2002, Registrant derived approximately 49% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe and Asia, compared to 46.7% in 2001. The Registrant currently has 6 distributors for its cosmetic products outside the United States: S. Black Ltd. in the United Kingdom ("S. Black"); Sederma in France; Luigi & Felice Castelli S.R.L. in
Italy; S. Black Gmbh in Switzerland; C&M International in Korea; and ISP in Germany, Spain, Scandinavia, Eastern Europe, the Benelux countries, Canada, Mexico, South & Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. The percentages of Registrant's foreign sales attributable to each of its foreign distributors were as follows: ISP: 22.9% (an estimate of ISP's purchases intended for sale outside the U.S., based on foreign sales figures provided to the Registrant by ISP); Sederma: 9.5%; S. Black: 4.6%; C&M International: 3.8%; and Castelli: 0.7%.

     Marketing Agreements

     ISP

     In December, 2002 Registrant entered into a new marketing agreement with ISP, which modified and consolidated three previous marketing agreements entered into with ISP in 1994, 1996, and 2000. The previous agreements had granted ISP the right to market Registrant's personal care products, as well as some medical and industrial products, in the United States, Canada, Mexico, Central and South America, Europe (excluding France, Italy, and Switzerland), Asia (except Korea), Australia, and Africa. The 2000 agreement gave Registrant greater flexibility in appointing other marketing partners in areas where ISP is not active or has not been successful, and gave ISP certain additional territories in which they can market the Registrant's products. The agreement provided for exclusivity for ISP in those markets as long as annual minimum purchase requirements were met. The 2002 agreement provided for automatic extensions of the agreement through December, 2008 provided ISP meets certain purchase requirements during each year of the agreement. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis.

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

     Raw Materials

     The  principal  raw  materials  used by the  Registrant  consist  of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Registrant's principal raw material suppliers are Proctor and Gamble, Callahan Chemical Company, Univar USA, Inc., Protameen Chemicals Inc., Alzo, Inc., Esprit Chemical Company LP, Eastman Chemical Products, Clariant Corp., Ishihara U.S.A., Nissei Trading Co., Varessa, Ltd., E.I. duPont, S.A. Fine Chemicals, and Loba Chemie.

     Inventories; Returns and Allowances

     The Registrant's business requires that it maintain moderate inventories of certain of its finished goods. Historically, returns and allowances have not been a significant factor in the Registrant's business.

     Backlog

     The Registrant currently does not have any significant backlog.

     Competition

     Guardian has many products or processes that are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, personal care, chemical, or health care companies. However, the pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Registrant expects competition to intensify as advances in the field are made and become widely known. There may be many domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Registrant is engaged, many of which have substantially greater financial, research, manpower, marketing and distribution resources than the Registrant. In addition, there are many large, integrated and established pharmaceutical, chemical and cosmetic companies that have greater capacity than the Registrant to develop and to commercialize types of products upon which the Registrant's research and development programs are based. The Registrant believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors. In this regard, the Registrant believes that arrangements with major health care and medical or hospital products suppliers will be important factors in the commercialization of many of the products which it is currently developing.

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

     ISO-9000 REGISTRATION

     On November 24, 1998 the Registrant earned ISO-9002 registration from Underwriters Laboratories, Inc., indicating that the Registrant's documented procedures and overall operations had attained the high level of quality needed to receive ISO registration. Registrant continues to be evaluated every six months for continued compliance with ISO-9002 standards, and is currently in good standing under this registration. It is also in the process of qualifying under the new ISO-9001:2000 standard, which goes into effect in 2003.

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

     Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2002 and 2001 the Registrant incurred approximately $43,000 and $48,000 respectively, in environmental compliance costs.

     Research and Development Expense

     Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 2002 and 2001, the Registrant incurred approximately $347,934 and $334,000, respectively, in research and development expenses. No portion of the research and development expenses was directly paid by the Registrant's customers.

     Employees

     The Registrant presently employs 43 people, 7 of whom serve in an executive capacity, 21 in research, quality control and manufacturing, 5 in maintenance and construction, and 10 in office and administrative work. Of the total number of employees, 40 are full time employees. None of the Registrant's employees are covered by a collective bargaining agreement. The Registrant believes that its relations with its employees are satisfactory.

Item 2. Description of Property.

     The Registrant maintains its principal office, factory, and conducts most of its research at 230 Marcus Boulevard, Hauppauge, New York 11788. These premises, which the Registrant owns, contain approximately 30,000 square feet of manufacturing space, 15,000 square feet of warehouse space, and 5,000 square feet of office and laboratory space on approximately 2.7 acres of land. The Registrant has now fully developed the 2.7 acres, and fully utilizes the buildings occupying the land. The Registrant believes that the aforementioned property is adequate for its immediately foreseeable needs. The property is presently unencumbered and is adequately insured.

Item 3. Legal Proceedings

     On January 25, 2002 Registrant received notice that it had been named as a co-defendant in a medical malpractice claim filed in the Superior Court of Santa Clara County, California. The claim alleged negligence on the part of the plaintiff's physician during the administration of Clorpactin, one of
Registrant's medical products. It also alleged that Registrant's product was responsible for some of the injuries caused to the Plaintiff. No damages were specified. Registrant turned the claim over to its insurance carrier, which retained legal counsel for the Registrant in California. Registrant's retention (deductible) under that policy is $25,000. Just prior to a scheduled non-binding arbitration hearing, the Plaintiff offered to settle the case against Registrant for $18,000, and while the Registrant continued to vigorously deny that its product had any causal connection with the Plaintiff's injuries, the insurance carrier believed that it was in everyone's best interest to settle the claim rather than continue to incur legal expenses, so the claim was settled for $18,000 and Registrant was released from the lawsuit. Registrant's total expenses in connection with the defense and settlement of the lawsuit were the $18,000 settlement payment plus $7,000 of the legal fees. At no time did Registrant admit any liability in connection with the injuries sustained by the Plaintiff.

     In February, 2002 Registrant was notified that it might be made a third party defendant in a lawsuit filed by the New York State Department of Environmental Conservation ("DEC") against seven large chemical companies in connection with the cleanup of a hazardous waste site previously occupied by Hexagon Laboratories in the Bronx, New York. The purpose of the action by the DEC was to recover, from anyone who did business with Hexagon over its 40 year existence, the costs incurred by the State in cleaning up the site. Paragon purchased small quantities of Hexagon products during the period 1963 through 1982, and was one of approximately 172 companies notified that they might be made parties to this action to help contribute to the cleanup costs. While Paragon was never officially brought in as a defendant in the lawsuit, as a result of discussions held with the office of the Attorney General of New York, the State agreed that it would not pursue any action against Paragon or the Registrant at the present time, although it reserved the right to do so in the future if the situation changed.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information

     The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 2001 to December 31, 2002. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                             Year Ended                     Year Ended
Quarters                   December 31, 2002             December 31, 2001
--------                  -----------------              -----------------
                           High        Low                 High         Low
                           ----        ---                 ----         ---
First   (1/1 - 3/31)     $ 6.36     $ 5.10               $  5.75     $  4.25
Second  (4/1 - 6/30)     $ 7.36     $ 5.20               $  8.00     $  4.95
Third   (7/1 - 9/30)     $ 5.45     $ 3.74               $  6.36     $  4.60
Fourth  (10/1 - 12/31)   $ 4.20     $ 3.25               $  5.60     $  5.07


     Holders of Record

     As of March 1, 2003 there were 1,032 holders of record of Common Stock.

     Cash Dividends

     On January 8, 2003 the Registrant paid a $.10 per share dividend to all stockholders of record as of December 20, 2002. On January 10, 2002 the Registrant paid a $.10 per share dividend to all stockholders of record as of December 26, 2001.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results Of Operations:
Year Ended December 31, 2002 Compared to
Year Ended December 31, 2001

Revenue

     Consolidated revenue in 2002 decreased by $492,266 (5%) compared to 2001 due to a revenue decrease in the Guardian Division of $212,728 (3%) and a revenue decrease in the Eastern Division of $279,538 (20%).

     The decrease in Guardian's sales is due to a decline in demand for Guardian's products that the Company believes is due to (a) reluctance on the part of many end users of the Company's products to launch new products during 2002, and (b) the overall weak economic conditions in the United States and overseas. It is anticipated that sales will increase as (a) customers for the Company's products begin to bring out new product launches incorporating the Company's products, and (b) the global economic conditions improve, thereby increasing demand for the products the Company sells. Based on feedback that the Company has received from its largest marketing partner, there are indications that some of the Company's customers are launching new products in 2003, which should increase demand for the Company's products. The Company also plans to introduce two new product lines in the first half of 2003, and is hopeful that these new products will bring increased revenue in the coming years.

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

Costs and Expenses

     Costs and expenses in 2002 increased by $208,975 (3%) compared to the prior year due to increases in cost of sales of $242,386 (5%), which was partially offset by a decrease in operating expenses of $33,411 (1%). Costs of sales as a percentage of sales increased to 54% in 2002 from 49% in 2001.

     The increase in cost of sales was mainly due to the absorption of fixed costs by a lower sales volume in 2002 as compared to 2001. The decrease in operating expenses in 2002 was primarily due to decreases in consulting and advertising costs.

Other Income (Expense)

     Investment income decreased to $192,132 in 2002 from $244,415 in 2001. This decrease is attributable to a decline in interest rates.

Provision for Income Taxes

     The provision for income taxes decreased to $662,341 in 2002 from $941,055 in 2001. The decrease was due to a reduction in income before taxes of $748,219 for the year ended December 31, 2002.

Liquidity and Capital Resources

     Working capital increased to $9,578,365 at December 31, 2002 from $8,501,914 at December 31, 2001, an increase of $1,076,451 (13%). The current ratio increased to 10.4 to 1 at December 31, 2002 from 9.1 to 1 at December 31, 2001. The increase in working capital was due primarily to an increase in cash and cash equivalents from the Company's continued profitable operations.

     The Company has a line of credit agreement with a bank for borrowings of up to $700,000, which expires in May, 2003 and which the Company plans to renew. As of December 31, 2002, there were no outstanding borrowings on this line of credit.

     The Company generated cash from operations of $1,944,067 in 2002 compared to $2,261,653 in 2001. The decrease in 2002 was primarily due to the decline in net income. During 2002 and 2001 the Company invested approximately $131,650 and $173,000, respectively, in plant and equipment. Cash provided by investing activities was $91,744 whereas cash used by investing activities was $2,490,709 in the years ended December 31, 2002 and 2001, respectively. The change to cash provided by investing activities of $91,744 in 2002 from cash used in investing activities of $2,490,709 in 2001 was mainly due to decreased purchases of temporary investments (primarily certificates of deposit) and marketable securities, and redemption of some certificates of deposit in 2002. Cash used in financing activities was $451,069 and $397,899 during the years ended December 31, 2002 and 2001, respectively. The increase was primarily due to a decrease in proceeds from stock options exercised during 2002. The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Impact of Inflation, Changing Prices, and Seasonality

     While it is difficult to assess the impact of inflation on the Company's operations, management believes that, because of the proprietary nature of the majority of its product line, inflation has had little impact on net sales. Sales have changed as a result of volume and product mix. While inflation has had an impact on the cost of sales and payroll, these increases have been recaptured by price increases to the greatest extent possible. The Company 's products and sales are not considered to be seasonal, and are generally distributed evenly throughout the year.

Critical Accounting Policies

     The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Notes to Financial Statements: Note A - Nature of Business and Summary of Significant Accounting Policies. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, adjustments to inventory valuations, and asset impairments.

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Required.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Directors and Executive Officers

     Set forth in the table below is certain information as of March 1, 2003 with respect to the executive officers and directors of the Registrant:

         Name                       Age        Position(s) with the Registrant
----------------------             -----     ----------------------------------

Dr. Alfred R. Globus                82       Chairman of the Board, Chief
                                             Executive Officer and Director

Kenneth H. Globus                   51       President, Chief Financial Officer,
                                             General Counsel and Director

Robert S. Rubinger                  60       Executive Vice President,Secretary,
                                             Treasurer and Director

Charles W. Castanza                 70       Senior Vice President and Director

Derek Hampson                       63       Vice President

Joseph J. Vernice                   44       Vice President

Peter A. Hiltunen                   44       Vice President

Lawrence Maietta                    45       Director

Henry P. Globus                     80       Director

Benjamin Wm. Mehlman                92       Director

Arthur Dresner                      61       Director

Andrew A. Boccone                   57       Director


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

     Joseph J. Vernice has been a Vice President of the Registrant since February, 1995. He served as Assistant Vice President of the Registrant from November, 1991 until February, 1995. He has been Manager of Research and Development for the Registrant since 1988 and Director of Technical Services since 1991.

     Peter A. Hiltunen has been a Vice President of the Registrant since July, 2002. He served as Assistant Vice President of the Registrant from November, 1991 until July, 2002. He has been Production Manager of the Registrant since 1982.

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

     Benjamin William Mehlman was formerly a judge and attorney in private practice until he retired from the practice of law in June, 1997. From 1984 to 1997 he had been counsel to the law firm of William T. Friedman and its predecessor, Friedman and Shaftan. He has been a director of the Registrant since 1964.

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

     Andrew A. Boccone is a senior advisor to Kline & Company, a leading international business research firm that he first joined in 1974. After serving in various management positions he became President of that company in 1990 and served in that position until his retirement in 2001, developing growth strategies and providing business solutions for many multinational chemical companies. Prior to joining Kline & Company Mr. Boccone served in various management positions at American Cyanamid. He has been a Director of the Registrant since November, 2002.

     Dr. Alfred R. Globus and Henry P. Globus are brothers. Kenneth H. Globus is the son of Henry P. Globus and the nephew of Dr. Alfred R. Globus. There are no other family relationships between any directors or officers of the Registrant.

     Compliance with Section 16(a) of the Exchange Act

     The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" of the proxy statement for the 2003 annual meeting of stockholders ("2003 Proxy Statement").

Item 10.  Executive Compensation.

         The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers - Summary Compensation Table" of the 2003 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

          The information required by this Item is incorporated herein by reference to the sections entitled "Voting Securities and Principal Stockholders
- Security Ownership of Management" and "Compensation of Directors and Executive Officers" of the 2003 Proxy Statement.

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

10(d) Letter Amendment between the Registrant and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000.

21            Subsidiaries of the Registrant:

99.1 Certification of Alfred R. Globus, Chairman and Chief Executive Officer of the Company, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Kenneth H. Globus, President and Chief Financial Officer of the Company, pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

*    Inactive without assets
**  Inactive

     (b) Reports on Form 8-K:

     On December 10, 2002 the  Registrant  filed a report on Form 8-K  reporting
(a) a change in the Registrant's certifying accountant, and (b) the resignation of one of the members of Registrant's Board of Directors.

Item 14. Controls and Procedures

     As of March 1, 2003, an evaluation was performed by the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information related to the Registrant is made known to them by others within the Registrant. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to March 1, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED-GUARDIAN, INC.

Dated:  March 12, 2003                  By:  /s/ Alfred R. Globus
                                             ------------------------
                                             Alfred R. Globus
                                             Chief Executive Officer & Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Title                       Date
-----------------------    ---------------------------------    ---------------
By:/s/ Alfred R. Globus      Chief Executive Officer, Director   March  12, 2003
   ------------------------     (Principal Executive Officer)
   Alfred R. Globus

By:/s/ Kenneth H. Globus     President, General Counsel,         March  12, 2003
   ------------------------    Director, Chief Financial
   Kenneth H. Globus           Officer(Principal Financial
                               and Accounting Officer)

By:/s/ Robert S. Rubinger    Executive Vice President,           March  12, 2003
   ------------------------    Secretary, Treasurer, Director
   Robert S. Rubinger

By:/s/ Charles W. Castanza   Senior Vice President, Director     March  12, 2003
   ------------------------
   Charles W. Castanza

By:/s/ Henry P. Globus       Director                            March  12, 2003
   ------------------------
   Henry P. Globus

By:/s/ Benjamin Wm. Mehlman  Director                            March  12, 2003
   ------------------------
   Benjamin Wm. Mehlman

By:/s/ Lawrence F. Maietta   Director                            March  12, 2003
   ------------------------
   Lawrence F. Maietta

By:/s/ Arthur Dresner        Director                            March  12, 2003
   ------------------------
   Arthur Dresner

By: /s/ Andrew A. Boccone    Director                            March  12, 2003
   ------------------------
    Andrew A. Boccone

                           SECTION 302 CERTIFICATIONS

      I, Alfred R. Globus, Chief Executive Officer of United-Guardian, Inc., certify that:

1.    I have reviewed this annual report on Form 10-KSB of United-Guardian, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)   presented   in  this  annual   report  our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 12, 2003                    /s/ Alfred R. Globus
                                         --------------------------
                                         Alfred R. Globus
                                         Chief Executive Officer



      I,  Kenneth  H.  Globus,   President  and  Chief   Financial   Officer  of
United-Guardian, Inc., certify that:

1.    I have reviewed this annual report on Form 10-KSB of United-Guardian, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c)   presented   in  this  annual   report  our   conclusions   about  the
           effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 12, 2003                     /s/ Kenneth H. Globus
                                          -------------------------------
                                          Kenneth H. Globus
                                          President and Chief Financial Officer

EXHIBIT 10(d)
-------------
                                                     December 16, 2002

               United-Guardian, Inc.
               230 Marcus Blvd.
               Hauppauge, New York 11788
               Attention: Mr. Kenneth H. Globus, Esq., President

               Gentlemen:

                        This letter  agreement  when  accepted  and agreed to by
               United-Guardian, Inc. ("UGI") and ISP Technologies Inc. ("ISP") shall constitute an amendment to the Exclusive Distributor Agreement between UGI and ISP dated July 5, 2000, pursuant to which ISP acts as UGI's (i) exclusive distributor in certain markets and territories and (ii) non-exclusive distributor for certain other markets and territories, for certain of UGI's specialty chemical products (the "Agreement"), as more particularly set forth therein.

                       In  consideration  of the premises set forth herein,  and
               other good and valuable consideration, the receipt and legal sufficiency of which are hereby acknowledged, UGI and ISP hereby agree to amend the Agreement as follows.

                       1. Section 3.1 of the Agreement is hereby  deleted in its
               entirety and the following substituted:

                          3.1 Unless earlier terminated or extended as provided herein, the term of this Agreement shall be deemed to have commenced as of January 1, 2000 and shall continue through and including December 31, 2005.

                       2. Section 3.2 of the Agreement is hereby  deleted in its
               entirety and the following substituted:

                          3.2 If ISP purchases at least 1,780,000 pounds of PRODUCTS from UGI during the fifth contract year (calendar year 2004) the initial six year term will be extended for a seventh and eighth year. Regardless of whether ISP meets the aforementioned purchase target for the fifth contract year (calendar year 2004), if ISP purchases at least 1,980,000 pounds of PRODUCTS from UGI during the sixth contract year (calendar year
                          2005) the initial six year term will be extended for a seventh and eighth year. UGI shall provide ISP with copies of UGI's records with respect to ISP's purchases of PRODUCTS and such records shall be used by the parties to determine whether ISP has met the aforementioned purchase targets. Such records shall be provided to ISP within 30 days of the end of each calendar quarter and shall include all such purchases for that calendar quarter.

                       3. Section 4.1 (a) of the Agreement is hereby modified to
               delete the phrase "during the five year term of this Agreement (if the Agreement remains in effect for five years)" and to substitute the phrase "during the eight year term of this Agreement (if the Agreement remains in effect for eight years)".

                       This amendment shall be deemed effective as of the date of this letter agreement.

                       Except as specifically amended hereby, the Agreement shall remain in full force and effect.

                       Please confirm UGI's acceptance of, and agreement to be bound by, the foregoing by signing below where indicated and return one duplicate original of this letter agreement to the undersigned.

                                                 Very truly yours,

                                                 ISP TECHNOLOGIES INC.

                                                 By: /s/ Stephen R. Olsen
                                                     --------------------
                                                 Name:  Stephen R. Olsen
                                                 Title: Senior Vice President
ACCEPTED AND AGREED TO:

UNITED-GUARDIAN, INC.

By: /s/ Ken Globus
    --------------
Name:  Ken Globus
Title: President

EXHIBIT 99.1
------------

                              UNITED-GUARDIAN, INC.
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of United-Guardian, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred R. Globus, Chief Executive Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  March 12, 2003                    /s/ Alfred R. Globus
                                         --------------------------
                                         Alfred R. Globus
                                         Chief Executive Officer

EXHIBIT 99.2
------------

                              UNITED-GUARDIAN, INC.
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of United-Guardian, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth H. Globus, President and Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  March 12, 2003                     /s/ Kenneth H. Globus
                                          -------------------------------
                                          Kenneth H. Globus
                                          President and Chief Financial Officer

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Page
                                                                ----------
Reports of Independent Certified Public Accountants              F-2 & F-3

Financial Statements

       Consolidated Balance Sheets as of December 31,
           2002 and 2001                                         F-4 & F-5

       Consolidated Statements of Income for the Years
           Ended December 31, 2002 and 2001                      F-6

       Consolidated Statement of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 2002 and 2001                            F-7

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2002 and 2001                F-8

       Notes to Consolidated Financial Statements                F-9 - F-24

                          INDEPENDENT AUDITORS' REPORT

                                                        Eisner LLP
                                                        750 Third Ave.
                                                        New York, NY  10017-2703
Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

We have audited the accompanying consolidated balance sheet of United-Guardian, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ EISNER LLP

New York, New York
February 28, 2003

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
     United-Guardian, Inc. and Subsidiaries

     We have audited the accompanying consolidated balance sheet of United-Guardian, Inc. (a Delaware corporation) and Subsidiaries as of December 31, 2001, and the rekted consolidated statements of earnings, stockholders' equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinon on these financial statements based on our audits.

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for out opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/  GRANT THORNTON LLP

Melville, New York
March 1, 2002

                  UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                          ----------------------
                                                             2002         2001
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $3,184,599   $1,599,857
    Temporary investments.............................    4,151,787    4,365,114
    Marketable securities.............................      882,243      944,348
    Accounts receivable, net of allowance for doubtful
         accounts of $25,500 and $63,100, respectively      704,560      844,388
    Inventories ......................................    1,037,315    1,185,535
    Prepaid expenses and other current assets ........      342,476      327,924
    Deferred income taxes ............................      297,774      279,824
                                                         ----------   ----------
                  Total current assets ...............   10,600,754    9,546,990
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,738,110    2,698,088
    Building and improvements ........................    2,045,588    2,019,136
    Waste disposal system ............................      133,532      133,532
                                                         ----------   ----------
                                                          4,986,230    4,919,756
    Less accumulated depreciation ....................    3,880,660    3,721,343
                                                         ----------   ----------
                                                          1,105,570    1,198,413
                                                         ----------   ----------
OTHER ASSETS
    Processes and patents, net of accumulated
       amortization of $981,341 and $946,647,
       respectively ..................................          456       35,150
    Other ............................................          700        1,000
                                                         ----------   ----------
                                                              1,156       36,150
                                                         ----------   ----------
                                                        $11,707,480  $10,781,553
                                                         ==========   ==========








                        See notes to financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                      ----------------------
                                                        2002          2001
                                                      --------      --------
CURRENT LIABILITIES
    Dividends payable ............................  $  488,114    $  487,044
    Accounts payable .............................     188,868       213,728
    Accrued expenses .............................     345,407       344,304
                                                      --------      --------
         Total current liabilities ...............   1,022,389     1,045,076
                                                      --------      --------
DEFERRED INCOME TAXES ............................      10,000        10,000
                                                      --------      --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock,  $.10 par value; 10,000,000 shares
      shares  authorized;  4,943,339 and 4,932,639
      shares issued, respectively; 4,881,139 and
      4,870,439 outstanding, respectively ........     494,334       493,264
   Additional paid-in capital ....................   3,538,423     3,492,518
   Accumulated other comprehensive loss...........     (55,776)      (24,024)
   Retained earnings .............................   7,057,740     6,124,349
   Treasury stock, at cost; 62,200 shares ........    (359,630)     (359,630)
                                                    ----------    ----------
                                                    10,675,091     9,726,477
                                                    ----------    ----------
                                                   $11,707,480   $10,781,553
                                                    ==========    ==========












                  See notes to financial statements statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                         Year ended December 31,
                                        -------------------------
                                            2002          2001
                                        -----------   -----------
Revenue

    Net sales .......................   $ 9,091,416   $ 9,583,682

Costs and expenses

    Cost of sales ...................     4,896,637     4,654,251
    Operating expenses ..............     2,303,030     2,336,441
                                        -----------   -----------
                                          7,199,667     6,990,692
                                        -----------   -----------
         Income from operations .....     1,891,749     2,592,990

Other income (expense)
    Interest expense ................          -              (38)
    Investment income................       192,132       244,415
    Gain (loss) on sale of assets....            79        (5,302)
    Other expense                              (114)         -
                                        -----------   -----------
         Income before income taxes .    2,083,846     2,832,065

Provision for income taxes ..........       662,341       941,055
                                        -----------   -----------
         Net Income .................   $ 1,421,505   $ 1,891,010
                                        ===========   ===========
Earnings per common share (basic
    and diluted).....................           .29           .39
                                        ===========   ===========
Basic weighted average shares .......     4,878,401     4,868,215
                                        ===========   ===========
Diluted weighted average shares .....     4,888,958     4,886,769
                                        ===========   ===========











                        See notes to financial statements

                                                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years ended December 31, 2001 and 2002

                                                                     Accumulated
                                     Common stock       Capital in      other
                               -----------------------  excess of   comprehensive   Retained    Treasury               Comprehensive
                                 Shares       Amount    par value   income (loss)   earnings      stock        Total       income
                               ---------   -----------  ----------  -------------   ---------   --------     ---------  ------------
Balance, December 31, 2000      4,901,139   $  490,114 $  3,373,417   $  (3,274) $  4,720,383  $(205,000)   $8,375,640   $

Issuance of common stock in
   connection with exercise
   of stock options ...........   31,500        3,150        91,101                                              94,251
Tax Benefit from exercise of
   stock options ..............                              28,000                                              28,000
Unrealized loss on
   marketable securities,
   net of deferred income
   tax benefit of $8,671.......                                         (20,750)                               (20,750)  $  (20,750)
Net income ....................                                                     1,891,010                1,891,010    1,891,010
Dividends declared ............                                                      (487,044)                (487,044)
Acquisition of treasury stock..                                                                 (154,630)     (154,630)
                                                                                                                          ---------
Comprehensive income                                                                                                     $1,870,260
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2001     4,932,639    $ 493,264  $ 3,492,518    $ (24,024)  $ 6,124,349  $(359,630)   $9,726,477

Issuance of common stock in
  connection with exercise
   of stock options ...........   10,700        1,070       34,905                                              35,975
Tax Benefit from exercise of
   stock options ...............                             11,000                                              11,000
Unrealized loss on
   marketable securities,
   net of deferred income
   tax benefit of $22,562......                                         (31,752)                               (31,752)  $  (31,752)
Net income ....................                                                     1,421,505                1,421,505    1,421,505
Dividends declared ............                                                      (488,114)                (488,114)
                                                                                                                          ---------
Comprehensive income                                                                                                     $1,389,753
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2002     4,943,339    $ 494,334  $ 3,538,423    $ (55,776)  $ 7,057,740  $(359,630)  $10,675,091
                               =========    =========  ===========    ==========   ==========  ==========   ==========

                        See notes to financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
Cash flows from operating activities
    Net income ....................................... $1,421,505    $1,891,010
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ................    256,990       275,301
        Net(gain)loss on sale of equipment ...........        (79)        5,302
        (Recovery of) provision for bad debts.........    (27,187)       21,313
        Tax Benefit from exercise of stock options ...     11,000        28,000
        Deferred income taxes ........................      4,612       (46,465)
        Provision for inventory obsolescence .........       -           36,000
        Increase (decrease) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable .....................    167,015       (64,631)
             Inventories .............................    148,220       243,029
             Prepaid expenses and other assets .......    (14,252)     (165,633)
             Accounts payable ........................    (24,860)       35,693
             Accrued expenses and taxes payable ......      1,103         2,734
                                                        ---------     ---------
         Net cash provided by operating activities ...  1,944,067     2,261,653
                                                        ---------     ---------
Cash flows from investing activities
    Acquisition of plant and equipment................   (131,650)     (173,136)
    Proceeds from the sale of plant and equipment.....     14,500        13,500
    Net decrease (increase) in temporary investments..    213,327    (1,628,228)
    Purchase of marketable securities.................     (4,433)     (752,845)
    Proceeds from sale of marketable securities.......       -           50,000
                                                         --------     ---------
         Net cash provided by (used in) investing
             activities...............................     91,744    (2,490,709)
                                                         --------     ---------
Cash flows from financing activities
    Principal payments on long-term debt .............       -           (6,036)
    Proceeds from exercise of stock options ..........     35,975        94,251
    Dividends paid ...................................   (487,044)     (486,114)
                                                         --------     ---------
         Net cash used in financing activities .......   (451,069)     (397,899)
                                                         --------     ---------
Net increase (decrease) in cash and cash equivalents..  1,584,742      (626,955)

Cash and cash equivalents, beginning of year .........  1,599,857     2,226,812
                                                        ---------     ---------
Cash and cash equivalents, end of year ............... $3,184,599    $1,599,857
                                                        =========     =========

                        See notes to financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Corporation subsidiary distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Two major product lines, Lubrajel and Renacidin, included in the Guardian Laboratories Division, accounted for approximately 78% and 76% of consolidated sales, respectively, for each of the years ended December 31, 2002 and 2001, with Lubrajel accounting for 61% and 59%, and Renacidin accounting for 17% of consolidated sales for the years ended December 31, 2002 and 2001, respectively.

 Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Eastern Chemical Corporation and Paragon Organic Chemicals, Inc. (a purchasing agent for Eastern). All inter-company accounts and transactions have been eliminated.

 Revenue Recognition

     The Company recognizes revenue as products are shipped and title passes to customers.

 Cash and Cash Equivalents

     For financial statement purposes the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

 Dividends

     On December 4, 2002 the Company declared a cash dividend of $.10 payable on January 08, 2003 to stockholders of record as of December 20, 2002 aggregating $488,114. On December 14, 2001, the Company declared a dividend of $.10 payable on January 10, 2002 to stockholders of record as of December 26, 2001 aggregating $487,044.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE A (continued)

 Statements of Cash Flows

     Cash payments for interest expense were $38 for the year ended December 31, 2001. Cash payments for income taxes were $ 611,630 and $1,202,271 for the years ended December 31, 2002 and 2001, respectively.

 Marketable Securities and Temporary Investments

     Marketable securities include investments in equity mutual funds which are classified as "Available for Sale" securities and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of the related tax effects. Investment income is recognized when earned. Realized Gains and Losses on sales of investments are determined on a specific identification basis. Fair values are based on quoted market prices.

     Temporary investments consist of certificates of deposit that mature in one year or less.

 Inventories

     Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method (which approximates FIFO). Inventory costs include material, labor and factory overhead.

 Property, Plant and Equipment

     Property, plant and equipment are carried at cost, less accumulated depreciation. Major replacements and betterments are capitalized while routine maintenance and repairs are expensed as incurred. Assets are depreciated under both accelerated and straight-line methods. Depreciation charged to income as a result of using accelerated methods was not materially different than that which would result from using the straight-line method for all periods presented. Certain factory equipment and fixtures are constructed by the Company using purchased materials and in-house labor. Such assets are capitalized and depreciated on a basis consistent with the Company's purchased fixed assets.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE A (continued)

     Estimated useful lives are as follows:

         Factory equipment and fixtures       5 - 7 years
         Building                             40 years
         Building improvements                Lesser of useful life or 20 years
         Waste disposal system                7 years

 Processes and Patents

     Processes and patents are amortized over periods ranging from 5 to 15 years. Amounts are shown net of accumulated amortization.

 Long-Lived Assets

     It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

 Fair Value of Financial Instruments

     The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, temporary investments, accounts receivable, accounts payable, dividends payable and accrued expenses approximates their carrying value due to their short payment terms.

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. At December 31, 2002 and 2001, one customer had a balance greater than 10% of the Company's accounts receivable aggregating 35% and 12%, respectively.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE A (continued)

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

 Research and Development

     The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $348,000 and $334,000 for the years ended December 31, 2002 and 2001, respectively.

 Shipping and Handling Costs

     Shipping and handling costs are classified in operating expenses in the accompanying consolidated statements of income. Shipping and handling costs were approximately $107,800 and $105,937 for the years ended December 31, 2002 and 2001, respectively.

 Advertising Costs

     Advertising costs are expensed as incurred. During 2002 and 2001 the Company incurred $74,579 and $91,527 of advertising costs, respectively.

 Stock-Based Compensation

     At December 31, 2002, the Company had two stock-based employee compensation plans, which are described more fully in note F. As permitted under SFAS NO. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amended SFAS NO. 123 Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and interpretation of APB No. 25". The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

                                                  Year Ended December 31
                                                --------------------------
                                                   2002            2001
                                                ----------     -----------
     Reported net income ....................  $ 1,421,505    $  1,891,010

     Stock-based employee compensation
      expense included in reported net
      income, net of related tax effects ...             0               0

     Stock-based employee compensation
      determined under the fair value based
      method, net of related tax effect......      (11,676)              0
                                                 ----------      ----------
     Pro forma net income.....................    1,409,829      1,891,010
                                                 ==========      ==========

     Earnings per share (basic and diluted)
          As reported .......................  $       .29     $       .39
                                                ==========      ==========
          Pro forma .........................          .29             .39
                                                ==========      ==========

     In 2002, 22,800 stock options were granted under the EISOP plan and 16,000 stock options were granted under the NSSOPD plan. No stock options were granted under either plan in 2001.

     The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 45% for 2002, expected life of options of three to five years, risk free interest rates of 2.31% and 3.13% and a dividend yield of 2%. The weighted average fair value of options granted during the year ended December 31, 2002 was $1.15.

 Earnings Per Share Information

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of outstanding stock options

 Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America,

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE A (continued)

     management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Segment Reporting

     Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its business segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance."

 New Accounting Pronouncements

     In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of SFAS statements No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections." The provisions of SFAS No. 145 are effective for financial statements issued on or after May 15, 2002. The adoption of SFAS No. 145 had no effect on the financial statements.

     In June 2002, the FASB issued SFAS No. 146. "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 is effective for exit disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 will not have a material impact on its results of operations or financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" as an amendment to SFAS No. 123 by introducing two additional conversion methods when converting to the fair value based method from the intrinsic value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE A (continued)

     net income (loss) of an entity's accounting policy decisions with respect to stock-based employee compensation and amends APB Opinion No. 28 to require disclosure about those effects in interim financial information. The disclosure provisions are effective for fiscal years ending after December 15, 2002 and for interim periods beginning after December 15, 2002. The Company follows the intrinsic value method of accounting for stock-based employee compensation, but will continue to evaluate the benefits of a voluntary change to the fair value based method.

NOTE B - INVENTORIES

     Inventories consist of the following:
                                                       December 31,
                                              ----------------------------
                                                 2002             2001
                                              -----------      -----------
     Raw materials and work-in-process ...... $  222,997       $  245,849
     Finished products and fine chemicals ...    814,318          939,686
                                              ----------       ----------
                                              $1,037,315       $1,185,535
                                              ==========       ==========

NOTE C - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with a bank which provides for borrowings of up to $700,000 and expires on May 31, 2003. It is the Company's intention to renew the line of credit agreement before it expires. Interest under the line is at the bank's prime rate plus 1/2%. The line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, a debt to capitalization ratio and maintenance of compensating balances. There were no outstanding borrowings at December 31, 2002 and 2001.

NOTE D - LONG-TERM DEBT

     The Company financed the purchase of transportation equipment with proceeds of an installment loan. The loan, which was collateralized by the underlying equipment, required monthly payments of $868 including interest through July 31, 2001. In July, 2001 this loan was paid in full.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                   Year ended December 31,
                                                 --------------------------
                                                    2002             2001
                                                 ---------        ---------
     Current

        Federal ..............................  $  562,310       $  864,568
        State ................................      95,419          122,952
                                                 ---------        ---------
                                                   657,729          987,520
                                                 ---------        ---------
     Deferred

        Federal ..............................       3,997          (40,237)
        State ................................         615           (6,228)
                                                 ---------        ---------
                                                     4,612          (46,465)
                                                 ---------        ---------
          Total provision for income taxes ...  $  662,341       $  941,055
                                                 =========        =========

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:

                                                  Year ended December 31,
                                             --------------------------------
                                                   2002              2001
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
Income taxes at statutory Federal income
   tax rate ..............................  $  709     34%    $  963     34%
State income taxes, net of Federal benefit      63      3         87      3
Foreign Sales Exclusion ..................     (68)    (3)       (77)    (3)
Nondeductible expenses....................       2      -          2      -
Other, net ...............................     (44)    (2)       (34)    (1)
                                             -----    ----     -----    ----
Actual income tax expense ................  $  662     32%    $  941     33%
                                             =====    ====     =====    ====

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE E (continued)

     During 2002 and the fourth quarter of 2001, the Company recognized the tax benefit of the Foreign Sales exclusion.

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                      December 31
                                               ------------------------
                                                   2002          2001
                                               -----------  -----------
Deferred tax assets

  Current
  -------
    Accounts receivable ....................   $  19,652     $  23,536
    Unrealized loss on marketable securities      33,180        10,618
    Inventories ............................     136,518       136,518
    Accrued Expenses .......................      82,620        87,643
    Other...................................      25,804        21,509
                                               ---------     ---------
                                                 297,774       279,824
                                               ---------     ---------
Deferred tax liabilities

  Non-current
  -----------
    Other ..................................     (10,000)      (10,000)
                                               ---------     ---------
                                                 (10,000)      (10,000)
                                               ---------     ---------
Net deferred tax asset .....................   $ 287,774     $ 269,824
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

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 2002 and 2001
NOTE F (continued

The following table sets forth the plan's
  funded status:
                                                       Year ended December 31,
                                                       ----------------------
                                                           2002        2001
                                                        ---------   ---------
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year... $1,909,099  $1,652,931
  Service cost........................................     76,115      66,920
  Interest cost.......................................    122,743     106,558
  Actuarial loss......................................     42,067     114,089
  Other...............................................      1,042      21,525
  Benefits paid.......................................    (25,125)    (52,924)
                                                        ---------   ---------
    Projected benefit obligation at end of year....... $2,125,941  $1,909,099
                                                        =========   =========
Change in Plan Assets:
  Fair value of plan assets at beginning of year...    $1,559,145  $1,310,433
  Actual return on plan assets.....................       115,805     199,676
  Employer contributions...........................       104,200     101,960
  Benefits paid....................................       (25,125)    (52,924)
                                                        ---------   ---------
    Fair value of plan assets at end of year.......    $1,754,025  $1,559,145
                                                        =========   =========
Reconciliation of Funded Status:
  Funded status (underfunded)......................    $ (371,916) $ (349,955)
  Unrecognized net actuarial loss..................       369,604     332,734
  Unrecognized transition obligation...............          -          4,298
  Unrecognized prior service cost..................        61,842      68,156
                                                        ---------   ---------
    Prepaid benefit cost...........................    $   59,530  $   55,233
                                                        =========   =========

The net periodic benefit cost includes the following components:

                                                        Year ending December 31,
                                                       -------------------------
                                                           2002          2001
  Components of net periodic benefit cost:             -----------   -----------

  Service cost.....................................    $   76,115    $   66,920
  Interest cost....................................       122,743       106,558
  Expected return on plan assets...................      (124,245)     (104,999)
  Recognized net actuarial loss....................        13,637        14,983
  Amortization of transition obligation............         4,298         4,497
  Amortization of prior service cost...............         7,356         5,286
                                                        ---------     ---------
     Net periodic benefit cost.....................    $   99,904    $   93,245
                                                        =========     =========

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE F (continued)

Weighted-average assumptions as of December 31:
                                                           2002          2001
                                                        -----------   ----------
Discount rate......................................        6.50%         6.50%
Expected long term rate of return..................        8.00%         8.00%
Weighted average rate of compensation increase.....        5.51%         5.46%
Amortization method................................ Straight-Line  Straight-Line

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its eligible employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of the first 4% of each employee's elective deferral up to a maximum employer contribution of 2% of weekly pay. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $38,000 and $36,000 for the years ended December 31, 2002 and 2001, respectively.

     Stock Option Plans

     The Company maintains two stock option plans, the 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD"), each of which provides for the issuance of up to 100,000 shares of common stock at the market price on the date of the grant. Such options are exercisable either upon grant or after a waiting period specified in the agreement. The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan.

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                              December 31, 2002 and 2001
NOTE F (continued)

The following summarizes the stock option transactions under both plans:

                                           Number       Weighted average
EISOP                                   outstanding      exercise price
-----                                  ------------         -------
Options outstanding January 1, 2001        55,300            3.44

    Expired                                  (400)           3.00
    Exercised                             (23,500)           3.26
                                           ------
Options outstanding and exercisable at
   December 31, 2001                       31,400            3.59

    Granted                                22,800            3.54
    Exercised                              (8,700)           3.66
                                           ------
Options outstanding at December 31, 2002.  45,500            3.55
                                           ======
Options exercisable
   at December 31, 2002 ................   34,700            3.54
                                           ======
Available for grant at December 31, 2002       50
                                           ======
NSSOPD
------
Options outstanding at January 1, 2001..   16,000           $2.55

    Exercised ..........................   (8,000)           2.20

Options outstanding and exercisable
      at December 31, 2001                  8,000            2.77
                                           ------
     Forfeited                             (2,000)           3.00
     Exercised                             (2,000)           2.06
     Granted                               16,000            3.51
                                           ------
Options outstanding at December 31, 2002   20,000            3.41
                                           ======
Options exercisable at December 31, 2002    4,000            3.00
                                           ======
Available for grant at December 31, 2002   54,000
                                           ======

                       UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                               December 31, 2002 and 2001
NOTE F (continued)

Summarized information about stock options outstanding under the two plans at December 31, 2002 is as follows:

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
 Range of     Number of Shares    Weighted       Weighted       Number of Shares   Weighted
 Exercise      Outstanding         Average        Average         Exercisable       Average
  Prices           at             Remaining      Exercise             at           Exercise
             December 31,2002    Contractual       Price        December 31,2002     Price
                                    Life
             ----------------    ----------      --------       ----------------   --------
EISOP
-----
$1.88 - $3.30    14,200             4.27           $2.70            14,200           $2.70
$3.31 -  5.00    31,300             7.20            3.94            20,500            4.13
-------------    ------             ----           -----            ------           -----
$1.88 - $5.00    45,500             6.28           $3.55            34,700           $3.54

NSSOPD
--------
$1.88 - $3.00     4,000             1.30           $3.00             4,000           $3.00
$3.31 - 5.00     16,000             4.90            3.51              -                -
-------------    ------             ----            ----             -----           -----
$1.88 - $5.00    20,000             3.40           $3.41             4,000           $3.00

NOTE G - RELATED PARTY TRANSACTION

     The Company previously had a split dollar life insurance arrangement with Alfred R. Globus, its Chairman and Chief Executive Officer ("Insured"). For fiscal years 1995 through 1998 the Company made non-interest-bearing advances totaling $348,161 to cover its portion of the policy premium. The Insured had agreed to repay the Company in the event the policy was ever terminated, which it was in July, 2000. In August, 2000 the Insured executed a Promissory Note in the amount of $348,161 plus interest at the rate of 6.6% per annum from July 8, 2000. The note was due and payable on July 8, 2003. In 2000 the Insured paid to the Company $205,000 by transferring to the Company 40,000 shares of his stock of the Company, which was valued at $5.125 per share, the closing price on the date of the transfer of the stock. Of this amount, $4,155 was applied to accrued

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001

NOTE G (continued)

     interest, and $200,845 to principal, leaving an outstanding balance as of December 31, 2000 of $147,316 in principal and $2,930 in accrued interest. In April, 2001 the Insured transferred to the Company another 20,000 shares of his stock of the Company. The closing price of the stock on the day of the transfer was $7.11 per share. $136,180 of this amount was applied towards principal, and $6,020 towards accrued interest. In May, 2001 the Insured transferred to the Company another 2,200 shares of his stock of the Company. The closing price of the stock on the day of the transfer was $5.65 per share. $11,136 of this amount was applied towards principal, and $42 was applied towards accrued interest. This final transfer paid off the balance due on the promissory note. An overpayment of $1,252 was returned to the Insured. The surrendered shares and the related cost of those shares have been classified as "Treasury stock" in the accompanying balance sheet.

NOTE H - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2002 and 2001:

                                                        2002            2001
                                                     ----------      ----------
Numerator:

        Net earnings                               $ 1,421,505     $ 1,891,010

Denominator:

        Denominator for basic earnings
        per share (weighted average shares)          4,878,401       4,868,215

        Effect of dilutive securities:
           Employee stock options                       10,557          18,554
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,888,958       4,886,769
                                                     =========       =========
Basic and diluted earnings per share               $      0.29     $      0.39
                                                     =========       =========

     Options to purchase 8,500 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2002 as their inclusion would be antidilutive. In 2001 there were no options excluded from the computation of diluted earnings per share.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2002 and 2001

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 2002 and 2001.

                                                     2002                                          2001
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $ 7,938,428   $ 1,152,988   $ 9,091,416       $ 8,151,156   $ 1,432,526   $ 9,583,682
Depreciation and amortization           130,037         -           130,037           157,927         -           157,927
Segment income (loss) before
  income taxes expense (benefit)      2,153,927       (82,656)    2,071,271         2,712,132        44,625     2,756,757

Segment assets                        2,405,390       668,936     3,074,326         2,350,585       426,830     2,777,415

Capital expenditure                      53,189          -           53,189            49,441          -           49,441

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total income for reportable segments                            $ 2,071,271                                   $ 2,756,757
Other income, net                                                   192,097                                       239,075
Corporate headquarters expense                                     (179,522)                                     (163,767)
                                                                  ---------                                     ---------
Consolidated income before income taxes                         $ 2,083,846                                   $ 2,832,065
                                                                  =========                                     =========
Assets
------
Total assets for reportable segments                            $ 3,074,326                                   $ 2,777,415
Corporate headquarters                                            8,633,154                                     8,004,138
                                                                 ----------                                    ----------
      Total consolidated assets                                 $11,707,480                                   $10,781,553
                                                                 ==========                                    ==========

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2002 and 2001
NOTE I (continued)

Other Significant Items
-----------------------
                                                2002                                           2001
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals      Corporate       Totals             Totals      Corporate       Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Interest expense               $   -        $    -         $    -             $   -        $      38      $      38
Capital expenditures             53,189        78,461        131,650            49,441       123,695        173,136
Depreciation and amortization   130,037       126,953        256,990           157,927       117,374        275,301


Geographic Information
----------------------
                                           2002                           2001
                                  ----------------------         ----------------------
                                    Revenues    Long-Lived         Revenues    Long-Lived
                                                  Assets                         Assets
                                   ----------   -----------       ----------   -----------
United States                     $ 4,633,847   $ 1,106,026      $ 5,112,528   $ 1,233,563
France                              1,179,919                      1,221,664
Other countries                     3,277,650                      3,249,490
                                   ----------     ---------       ----------     ---------
                                  $ 9,091,416   $ 1,106,026      $ 9,583,682   $ 1,233,563
                                   ==========     =========       ==========     =========
Major Customers
---------------
Customer A (Guardian)             $ 2,916,638                    $ 3,111,665
All other customers                 6,174,778                      6,472,017
                                   ----------                     ----------
                                  $ 9,091,416                    $ 9,583,682
                                   ==========                     ==========

NOTE J - CONTINGENCIES

     While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims. The settlement of such claims has not had a material adverse effect on the Company's financial position and results of operations.