Form 10QSB
period 2003-03-31
UNITED GUARDIAN INC
filed 2003-05-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-QSB

(Mark One)

   X     Quarterly report under Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934

            For the quarterly period ended  March 31, 2003
                                            --------------

_______ Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________  to  ___________

Commission File Number:   1-10526
                         ---------

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

Yes _________             No ____________

                   APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                4,881,139
                              -------------










































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX


                                                                       Page No.
                                                                       --------
Part I.  FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Statements of Income -
                  Three Months Ended March 31, 2003 and 2002..........     2

           Consolidated Balance Sheets -
                  March 31, 2003 and December 31, 2002................   3-4

           Consolidated Statements of Cash Flows -
                  Three Months Ended March 31, 2003 and 2002..........     5

           Consolidated Notes to Financial Statements.................  6-10

   Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations................. 10-13

   Item 3. Controls and Procedures....................................    13

Part II.  OTHER INFORMATION

   Item 1 - Legal Proceedings.........................................    13

   Item 2 - Changes in Securities and Use of Proceeds.................    13

   Item 3 - Defaults Upon Senior Securities...........................    13

   Item 4 - Submission of Matters to a Vote of Security Holders.......    13

   Item 5 - Other Information.........................................    13

   Item 6 - Exhibits and Reports On Form 8-K .........................    14

Signatures............................................................    14

Certifications (Sarbanes-Oxley Act Section 302)....................... 15-17

Exhibits 99.1 and 99.2 (Sarbanes-Oxley Act Section 906
   Certifications ....................................................    18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2003          2002
                                                         ------        ------
Revenue:
  Net sales                                           $ 3,217,533   $ 2,382,448
                                                       ----------    ----------
Costs and expenses:
  Cost of sales                                         1,530,147     1,272,735
  Operating Expenses                                      631,698       481,504
                                                        ----------    ----------
                                                        2,161,845     1,754,239
                                                        ----------    ----------
      Income from operations                            1,055,688       628,209

Other income (expense):
  Investment income                                        39,241        49,624
  Gain on sale of assets                                      500            79
                                                        ----------    ----------
        Income before income taxes                      1,095,429       677,912


Provision for income taxes                                392,000       240,000
                                                        ---------     ---------

      Net income                                      $   703,429   $   437,912
                                                        =========     =========
Earnings per common share (basic and diluted)         $      0.14   $      0.09
                                                        =========     =========

Weighted average shares - basic                         4,881,139     4,870,795
                                                        =========     =========

Weighted average shares - diluted                       4,894,293     4,887,080
                                                        =========     =========












                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              MARCH 31,         DECEMBER 31,
                                                2003               2002
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
    Cash and cash equivalents              $ 4,131,774         $ 3,184,599
    Temporary investments                    3,763,955           4,151,787
    Marketable securities                      844,923             882,243
    Accounts receivable, net of
       allowance for doubtful accounts
       of $25,500 at March 31, 2003
       and December 31, 2002                 1,169,936             704,560
     Inventories                               850,349           1,037,315
     Prepaid expenses and other
        current assets                         246,994             342,476
     Deferred income taxes                     299,687             297,774
                                           -----------         -----------
              Total current assets          11,307,618          10,600,754
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,749,731           2,738,110
     Building and improvements               2,053,697           2,045,588
     Waste disposal system                     133,532             133,532
                                           -----------         -----------
                                             5,005,960           4,986,230
       Less: Accumulated depreciation        3,923,637           3,880,660
                                           -----------         -----------
                                             1,082,323           1,105,570
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $981,439 and $981,341 at
        March 31, 2003 and December 31,
        2002, respectively                         358                 456
     Other                                         748                 700
                                           -----------         -----------
                                                 1,106               1,156
                                           -----------         -----------
                                           $12,391,047         $11,707,480
                                           ===========         ===========







                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                             MARCH 31,         DECEMBER 31,
                                               2003                2002
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  488,114
   Accounts payable                           323,650             188,868
   Accrued expenses                           419,657             345,407
   Taxes payable                              262,433                -
                                            ---------           ---------
         Total current liabilities          1,005,740           1,022,389
                                            ---------           ---------

 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value;
      10,000,000 shares authorized;
      4,943.339 shares issued;
      4,881,139 shares outstanding            494,334             494,334
   Additional paid in capital               3,538,423           3,538,423
   Accumulated other comprehensive
       loss                                   (58,989)            (55,776)
   Retained earnings                        7,761,169           7,057,740
   Treasury stock, at cost; 62,200
       shares                                (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        11,375,307          10,675,091
                                            ---------           ---------
                                         $ 12,391,047        $ 11,707,480
                                           ==========          ==========

















                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                March 31,
                                                              ------------
                                                         2003             2002
                                                       -------          -------
Cash flows provided by operating activities:
  Net income                                        $  703,429       $  437,912
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                     51,075           67,424
      Amortization of bond premium                       3,060            3,026
      Net gain on sale of equipment                       (500)             (79)
      (Increase) decrease in assets:
         Accounts receivable                          (465,376)         (84,380)
         Inventories                                   186,966          (48,312)
         Prepaid expense and other assets               95,434          119,421
      Increase (decrease) in liabilities:
         Accounts payable                              134,782           49,244
         Accrued expenses and taxes payable            336,683           74,382
                                                      --------         --------
      Net cash provided by operating activities      1,045,553          618,638
                                                      --------         --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment        (27,730)         (56,911)
   Proceeds from sale of equipment                         500           14,500
   Net change in temporary investments                 387,832          (49,014)
   Proceeds from sale of marketable securities          30,000             -
   Purchase of marketable securities                      (866)            (819)
                                                      --------         --------
      Net cash provided by (used in) investing
        activities                                     389,736          (92,244)
                                                      --------         --------
Cash flows from financing activities:
   Proceeds from exercise of stock options                -               4,125
   Dividends paid                                     (488,114)        (487,044)
                                                      --------         --------
     Net cash used in financing activities            (488,114)        (482,919)
                                                      --------         --------
Net increase in cash and cash equivalents              947,175           43,475

Cash and cash equivalents at beginning
  of period                                          3,184,599        1,599,857
                                                     ---------        ---------
Cash and cash equivalents at end of period         $ 4,131,774      $ 1,643,332
                                                     =========        =========








                       See notes to financial statements.

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

        1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2002 Annual Report to Shareholders.

        2. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

        3. Stock-Based Compensation: At March 31, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS NO. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amended SFAS NO. 123 Accounting for Stock-Based Compensation, United-Guardian has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principle Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board
Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                   Three months ended
                                                        March 31,
                                                    2003            2002
                                                  --------        --------
    Reported net income                           $703,429        $636,116

    Stock-based employee compensation
      expense included in reported net
      income, net of related tax effects                 0               0

    Stock-based employee compensation
      determined under the fair value based
      method, net of related tax effect             (7,216)              0
                                                  --------        --------
        Pro forma net income                      $696,213        $636,116
                                                  ========        ========
   Earnings per share(basic and diluted)
     As reported                                  $    .14        $    .09
     Pro forma                                    $    .14        $    .09

        4. Inventories

    Inventories consist of the following:        March 31,    December 31,
                                                    2003           2002
                                                ----------     ----------
     Raw materials and work in process          $  387,365     $  222,997
     Finished products and fine chemicals          462,984        814,318
                                                ----------     ----------
                                                $  850,349     $1,037,315
                                                ==========     ==========

        5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

        Cash payments for taxes were $345 and $1,077 for the three months ended March 31, 2003 and 2002, respectively.

        6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                Three months ended
                                                     March 31,
                                               ----------------------
                                                2003            2002
                                               ------          ------
Net income                                   $703,429        $437,912
                                              -------         -------
Other comprehensive income (loss)
   Unrealized loss on marketable
   securities                                  (5,126)         (1,120)
                                              -------         -------
Net unrealized loss                            (5,126)         (1,120)

Income tax benefit on comprehensive loss       (1,913)         (1,362)
                                              -------         -------
Other comprehensive income (loss)              (3,213)            242
                                              -------         -------
Comprehensive income                         $700,216        $438,154
                                              =======         =======

        Accumulated other comprehensive income is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

        7. Earnings Per Share

        The following table sets forth the computation of basic and diluted earnings per share at March 31, 2003 and 2002.

                                                     2003           2002
                                                    ------         ------
Numerator:
   Net income                                    $  703,429     $  437,912
                                                    =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                        4,881,139      4,870,795

Effect of dilutive securities:
   Employee stock options                            13,154         16,285
                                                  ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                4,894,293      4,887,080
                                                  =========      =========
Basic and diluted earnings per share             $     0.14     $     0.09
                                                  =========      =========

        Options to purchase 8,500 shares of the company's common stock have been excluded from the computation of diluted earnings per share in the three months ended March 31, 2003 as their inclusion would be antidilutive.

        8. The Company  has the  following  two  reportable  business  segments:
Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

        The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the December 31, 2002 Annual Report. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three months ended March 31, 2003 and 2002.

                                                                  Three months ended March 31,
                                                     2003                                           2002
                                     ------------------------------------           ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL           GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------      ------------   ------------   -----------
Revenues from external customers   $ 2,895,975    $   321,558    $ 3,217,533      $ 2,097,851    $   284,597    $ 2,382,448
Depreciation and amortization           20,196           -            20,196           36,179           -            36,179
Segment income (loss) before
  income tax expense (benefit)       1,113,714        (10,776)     1,102,938          673,908         (5,515)       668,393

Segment assets                       2,244,340        361,631      2,605,971        2,402,146        407,528      2,809,674

Capital expenditure                     16,833            -           16,833            9,983            -            9,983

Reconciliation to Consolidated Amounts

Income before income taxes
--------------------------
Total income for reportable segments                             $ 1,102,938                                    $   668,393
Other income, net                                                     39,741                                         49,703
Corporate headquarters expense                                       (47,250)                                       (40,184)
                                                                  ----------                                     ----------
Consolidated income before income
   taxes                                                         $ 1,095,429                                    $   677,912
                                                                  ==========                                     ==========
Assets
------
Total assets for reportable segments                             $ 2,605,971                                    $ 2,809,674
Corporate headquarters                                             9,785,076                                      8,050,740
                                                                  ----------                                     ----------
      Total consolidated assets                                  $12,391,047                                    $10,860,414
                                                                  ==========                                     ==========

Other significant items
-----------------------                                           Three months ended March 31,
                                                     2003                                             2002
                                   ------------------------------------------       ------------------------------------------
                                     Segment                     Consolidated         Segment                     Consolidated
                                      Totals       Corporate        Totals             Totals       Corporate        Totals
                                   ------------   ------------   -------------      ------------   ------------   --------------
Capital expenditures                   16,833         10,897          27,730             9,983         46,928          56,911
Depreciation and amortization          20,196         33,939          54,135            36,179         34,271          70,450

Geographic Information
----------------------                                       Three months ended March 31,
                                                       2003                                 2002
                                           ---------------------------         ----------------------------
                                             Revenues      Long-Lived             Revenues      Long-Lived
                                                             Assets                               Assets
                                           -----------    -------------        ------------    -------------
United States                              $ 1,598,340   $    1,082,681         $ 1,112,804   $    1,209,379
France                                         408,028                              435,357
Other countries                              1,211,165                              834,287
                                           -----------    -------------        ------------    -------------
                                           $ 3,217,533   $    1,082,681         $ 2,382,448   $    1,209,379
                                           ===========    =============        ============    =============
Major Customers
---------------
Customer A (Guardian)                      $ 1,477,024                          $   694,187
Customer B (Guardian)                          329,132                              354,415
All other customers                          1,411,377                            1,333,846
                                           -----------                          -----------
                                           $ 3,217,533                          $ 2,382,448
                                           ===========                          ===========

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Management believes that the adoption of SFAS No. 146 did not have a material impact on its results of operations or financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

        Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company. Forward-looking statements may be identified by the use of such words as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other similar expressions.

        Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to the those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

        Accordingly, results actually achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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

        The Company's Eastern Chemical subsidiary distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Eastern's products are marketed through advertising in trade publications and direct mailings and are sold both to distributors and directly to users for use in a wide variety of applications. Since the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Company believes has greater growth potential, the Company is in the process of reducing Eastern's inventory levels in order to make the subsidiary more marketable in the event the Company decides to sell the Eastern operation at some future date.

        Products manufactured by the Company are marketed worldwide through its extensive marketing and distribution arrangements. Approximately half of the Company's sales are to foreign customers.

        The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2002, and a comparison of the results of operations for the three month periods ended March 31, 2003 and March 31, 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2002.

RESULTS OF OPERATIONS

        Gross revenue from operations
        -----------------------------

        For the three month period ended March 31, 2003 net sales increased $835,085 (35.1%) versus the comparable period in 2002. The Guardian Laboratories division ("Guardian") had a sales increase of $798,124 (38.0%) while the Eastern Chemical subsidiary ("Eastern") had a sales increase of $36,961 (13.0%).

        The increase in Guardian's sales for the three month period is due to an increase in the demand for Guardian's products. Some of this demand may be attributable to new launches of personal care products that contain ingredients produced by Guardian, by companies that had been refraining from launching new products due to the poor economic conditions that have prevailed in both the U.S. and overseas. Based on information provided to the Company by its distributors, over the past few months there has been an increase in activity on the part of many customers, which has resulted in increased demand for the Company's products. The increase in Eastern's sales for the first quarter is believed to be due mainly to normal fluctuations in the purchasing patterns of its customers.

         Cost of sales
         -------------

        Cost of sales as a percentage of sales decreased to 47.6% for the three months ended March 31, 2003 from 53.4% for the comparable period ended March 31, 2002. This decrease is mainly due to the absorption of fixed costs by a higher sales volume in the first quarter of 2003 versus the comparable quarter in 2002.

        Operating Expenses
        ------------------

        Operating expenses increased $150,194 (31.2%) in the three months ended March 31, 2003 versus the comparable period in 2002. This increase was primarily due to increases in insurance costs, advertising costs, payroll and payroll related costs for the three month period ended March 31, 2003 as compared to the three month period ended March 31, 2002.

        Investment income
        -----------------

        Investment income decreased $10,383 (20.9%) for the three months ended March 31, 2003 as compared to the comparable period in 2002. The decrease in the three month period was attributable to a decline in interest rates.

        Provision for income taxes
        --------------------------

        The provision for income taxes increased 152,000 (63.3%) for the three months ended March 31, 2003 when compared to the comparable period in 2002. The increase is due to increased earnings before taxes of $417,517 for the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        Working capital increased from $9,578,365 at December 31, 2002 to $10,301,878 at March 31, 2003. The current ratio increased from 10.4 to 1 at December 31, 2002 to 11.2 to 1 at March 31, 2003. The Company has no commitments for any further significant capital expenditures during the remainder of 2003, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

        The Company generated cash from operations of $1,045,553 and $618,638 for the three months ended March 31, 2003 and March 31, 2002 respectively. The increase was primarily due to the increase in net income.

        During the three month period ended March 31, 2003, $389,736 was provided by investment activities, as compared to the three months ended March 31, 2002 when $92,244 was used in investing activities. The change from $92,244 used in investing activities in 2002 to $389,736 provided by investing activities in 2003 was due to a decrease in purchases of temporary investments (primarily certificates of deposit) and marketable securities, and redemption of some certificates of deposit.

        Cash used in financing activities was $488,114 and $482,919 for the three months ended March 31, 2003 and March 31, 2002, respectively. The increase was due primarily to an increase in dividends paid during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Item 3.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures

        Within 90 days prior to the filing of this Quarterly Report on Form 10-QSB the Company's principal executive officer and principal financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) and concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its officers, as appropriate to allow timely decisions regarding required disclosure, and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     (b) Changes in Internal Controls

     The Company's principal executive officer and principal financial officer have also concluded there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                       PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     While the Company has claims arise from time to time in the ordinary course of its business, the settlement of such claims in the past has not had a material adverse effect on the Company's financial position and results of operations. The Company does not have any claims pending at the present time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS: NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5. OTHER INFORMATION: NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        99.1   Chief Executive Officer certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.2   Chief Financial Officer certification pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K

         There were no reports on Form 8-K filed during the three month period ended March 31, 2003.






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

Date:  May 9, 2003

                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION

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


Date:  May 9, 2003                     /s/ Alfred R. Globus
                                       --------------------------------
                                       Alfred R. Globus
                                       Chief Executive Officer



                  SARBANES-OXLEY ACT SECTION 302 CERTIFICATION

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


Date:  May 9, 2003                     /s/ Kenneth H. Globus
                                       --------------------------------
                                       Kenneth H. Globus
                                       President and Chief Financial Officer

EXHIBIT 99.1
------------

                             UNITED-GUARDIAN, INC.
               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of United-Guardian, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred R. Globus, Chief Executive Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 9, 2003                               /s/ Alfred R. Globus
                                          ---------------------------
                                          Alfred R. Globus
                                          Chief Executive Officer

EXHIBIT 99.2
------------

                              UNITED-GUARDIAN, INC.
               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of United-Guardian, Inc. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth H. Globus, President and Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

    (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

    (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

May 9, 2003                               /s/ Kenneth H. Globus
                                          ---------------------------
                                          Kenneth H. Globus
                                          President and Chief Financial Officer