Form 10QSB
period 2003-06-30
UNITED GUARDIAN INC
filed 2003-08-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended   June 30, 2003
                                             -------------

_______ Transition report under Section 13 or 15(d) of the Exchange Act

            For the transition period from __________  to  ___________

Commission File Number    1-10526
                        -----------

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

Yes _________             No ____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    4,907,839
                                  -------------









































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX


                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income - Three and
                Six Months Ended June 30, 2003 and 2002.................   2

              Consolidated Balance Sheets -
                June 30, 2003 and December 31, 2002..................... 3-4

              Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2003 and 2002................... 5

              Consolidated Notes to Financial Statements............... 6-11

   Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations............ 11-14

   Item 3 - Controls and Procedures................................... 14-15

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings............................................ 15

   Item 2 - Changes in Securities and Use of Proceeds.................... 15

   Item 3 - Defaults Upon Senior Securities.............................. 15

   Item 4 - Submission of Matters to a Vote of Security Holders.......... 15

   Item 5 - Other Information............................................ 15

   Item 6 - Exhibits and Reports On Form 8-K............................. 15

Signatures................................................................16

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                             SIX MONTHS ENDED           THREE MONTHS ENDED
                                   JUNE 30,                   JUNE 30,
                             2003          2002           2003          2002
                            ------        ------         ------        ------
Revenue:
  Net sales              $ 6,317,077   $ 4,710,616    $ 3,099,544   $ 2,328,168
                          ----------    ----------     ----------    ----------
Costs and expenses:
  Cost of sales            3,053,516     2,551,786      1,523,369     1,279,051
  Operating expenses       1,262,808     1,135,749        631,110       654,245
                          ----------    ----------     ----------    ----------
                           4,316,324     3,687,535      2,154,479     1,933,296
                          ----------    ----------     ----------    ----------
      Income from
         operations        2,000,753    1,023,081        945,065       394,872

Other income (expense):
  Investment income           79,164        99,088         39,923        49,464
  Gain on sale of assets         500            79           -             -
  Other                          (25)          (49)           (25)          (49)
                           ----------    ----------     ----------    ---------
      Income before
           income taxes    2,080,392     1,122,199        984,963       444,287

Provision for income taxes   742,000       393,000        350,000       153,000
                           ---------     ---------      ---------     ---------
      Net income         $ 1,338,392   $   729,199    $   634,963   $   291,287
                           =========     =========      =========     =========
Earnings per common share
   (basic and diluted)   $      0.27   $      0.15    $      0.13   $      0.06
                           =========     =========      =========     =========
Weighted average shares
  - basic                  4,883,951     4,875,617      4,886,733     4,880,386
                           =========     =========      =========     =========
Weighted average shares
  - diluted                4,900,032     4,890,378      4,905,740     4,893,622
                           =========     =========      =========     =========












                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,         DECEMBER 31,
                                                2003               2002
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
     Cash and cash equivalents           $   5,966,482      $    3,184,599
     Temporary investments                   2,774,275           4,151,787
     Marketable securities                     471,797             882,243
     Accounts receivable, net of
       allowance for doubtful accounts
       of $25,500 at June 30, 2003 and
       and December 31, 2002 respectively    1,257,608             704,560
     Inventories (net)                         654,140           1,037,315
     Prepaid expenses and other
        current assets                         232,565             342,476
     Deferred income taxes                     289,494             297,774
                                           -----------         -----------
              Total current assets          11,646,361          10,600,754
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,792,492           2,738,110
     Building and improvements               2,066,790           2,045,588
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,061,814           4,986,230
       Less: Accumulated depreciation        3,975,004           3,880,660
                                           -----------         -----------
                                             1,086,810           1,105,570
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $981,536 and $981,341 at
        June 30, 2003 and December 31,
        2002, respectively                         261                 456
     Other                                         700                 700
                                           -----------         -----------
                                                   961               1,156
                                           -----------         -----------
                                        $   12,734,132      $   11,707,480
                                           ===========         ===========











                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              JUNE 30,         DECEMBER 31,
                                               2003                2002
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  488,114
   Accounts payable                           189,861             188,868
   Accrued expenses                           405,775             345,407
                                            ---------           ---------
         Total current liabilities            595,636           1,022,389
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      4,970,039 and 4,943,339 shares
      issued, respectively; 4,907,839
      and 4,881,139 shares outstanding,
      respectively                            497,004             494,334
   Capital in excess of par value           3,636,803           3,538,423
   Accumulated other comprehensive loss       (41,813)            (55,776)
   Retained earnings                        8,396,132           7,057,740
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        12,128,496          10,675,091
                                            ---------           ---------
                                         $ 12,734,132        $ 11,707,480
                                           ==========          ==========




















                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                                 June 30,
                                                              ------------
                                                         2003            2002
                                                       -------         -------
Cash flows provided by operating activities:
  Net income                                       $ 1,338,392     $   729,199
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    102,539         130,529
      Amortization of bond premium                       4,589           6,102
      Net gain on sale of equipment                       (500)            (79)
      Provision for doubtful accounts                   11,406            -
      Provision for inventory obsolescence              34,000            -
      (Increase) decrease in assets:
         Accounts receivable                          (564,454)         10,928
         Inventories                                   349,175          51,200
         Prepaid expenses and other current
           and non-current assets                      109,911          77,843
      Increase (decrease) in liabilities:
         Accounts payable                                  993         (40,040)
         Accrued expenses and taxes payable             60,368          29,292
                                                    ----------        --------
      Net cash provided by operating activities      1,446,419         994,974
                                                    ----------        --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment        (83,584)        (72,502)
   Proceeds from sale of equipment                         500          14,500
   Net change in temporary investments               1,377,512        (231,654)
   Proceeds from sale of marketable securities         430,000            -
   Purchase of marketable securities                    (1,900)         (2,002)
                                                    ----------        --------
      Net cash provided by (used in)
       investing activities                          1,722,528        (291,658)
                                                    ----------        --------
Cash flows from financing activities:
   Proceeds from exercise of stock options             101,050          35,975
   Dividends paid                                     (488,114)       (487,044)
                                                    ----------        --------
     Net cash used in financing activities            (387,064)       (451,069)
                                                    ----------        --------

Net increase in cash and cash equivalents            2,781,883         252,247

Cash and cash equivalents at beginning of period     3,184,599       1,599,857
                                                    ----------       ---------
Cash and cash equivalents at end of period         $ 5,966,482     $ 1,852,104
                                                    ==========       =========






                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2003 and the results of operations and cash flows for the three and six months ended June 30, 2003 and 2002. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2002 Annual Report to Shareholders.

     2. The results of operations for the three and six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At June 30, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS NO. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure), which amended SFAS NO. 123, (Accounting for Stock-Based Compensation), United-Guardian has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principle Board Opinion ("APB") No. 25, (Accounting for Stock Issued to Employees), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, (Accounting for Certain Transactions involving
Stock Compensation), an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                     Six months ended              Three months ended
                                                          June 30,                       June 30,
                                                    2003            2002           2003            2002
                                                  --------        --------       --------        --------
Reported net income                             $1,338,392      $  729,199       $634,963        $291,287

 Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                    0               0              0               0

 Stock-based employee compensation
   determined under the fair value based
   method, net of related tax effect               (13,195)              0         (5,979)              0
                                                 ---------        --------       --------        --------
     Pro forma net income                       $1,325,197        $729,199       $628,984        $291,287
                                                ==========        ========       ========        ========
 Earnings per share (basic and diluted)
   As reported                                  $      .27        $    .15       $    .13        $    .06
   Pro forma                                    $      .27        $    .15       $    .13        $    .06


     4. Inventories - Net

     Inventories consist of the following:        June 30,      December 31,
                                                    2003            2002
                                                ----------      ----------
     Raw materials and work in process          $  323,105      $  269,067
     Finished products and fine chemicals          331,035         768,248
                                                ----------      ----------
                                                $  654,140      $1,037,315
                                                ==========      ==========

     At June 30, 2003 and December 31, 2002, the Company has reserved $332,000 and $366,000 respectively for slow moving and obsolete inventory.

     5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $617,645 and $290,928 for the six months ended June 30, 2003 and 2002, respectively.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                              Six months ended June 30,      Three months ended June 30,
                                                2003           2002               2003           2002
                                               ------         ------             ------         ------
Net income                                 $1,338,392      $  729,199          $634,963        $291,287
                                            ---------         -------           -------         -------
Other comprehensive income (loss)
   Unrealized gain (loss) on
   marketable securities                       22,243         (32,852)           27,369         (31,732)
                                              -------         -------           -------         -------
Income tax benefit on
   comprehensive gain (loss)                    8,280         (14,557)           10,193         (13,195)
                                              -------         -------           -------         -------
Other comprehensive income (loss)              13,963         (18,295)           17,176         (18,537)
                                              -------         -------           -------         -------
Comprehensive income                       $1,352,355      $  710,904          $652,139        $272,750
                                            =========         =======           =======         =======

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         7. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at June 30, 2003 and 2002.

                                                     Six months ended            Three months ended
                                                         June 30,                    June  30,
                                                     2003           2002          2003           2002
                                                    ------         ------        ------         ------
Numerator:
   Net income                                    $1,338,392     $  729,199    $  634,963     $  291,287
                                                    =======        =======       =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                        4,883,951      4,875,617     4,886,733      4,880,386

Effect of dilutive securities:
   Employee stock options                            16,081         14,761        19,007         13,236
                                                  ---------      ---------     ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                4,900,032      4,890,378     4,905,740      4,893,622
                                                  =========      =========     =========      =========
Basic and diluted earnings per share             $     0.27     $     0.15    $     0.13     $     0.06
                                                  =========      =========     =========      =========

     8. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2002. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the six and three month periods ended June 30, 2003 and 2002.

                                                                Six months ended June 30,
                                                     2003                                            2002
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 5,738,137    $   578,940    $ 6,317,077       $ 4,086,007    $   624,609    $ 4,710,616
Depreciation and amortization           45,807           -            45,807            71,171           -            71,171
Segment income (loss) before
  income taxes                       2,126,841        (39,988)     2,086,853         1,130,770        (27,163)     1,103,607

Segment assets                       2,406,962        275,078      2,682,040         2,309,156         459,881      2,769,037

Expenditures for segment assets         58,845            -           58,845            14,524            -           14,524

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 2,086,853                                     $ 1,103,607
Other income, net                                                     79,639                                          99,118
Corporate headquarters expense                                       (86,100)                                        (80,526)
                                                                  ----------                                      ----------
Consolidated earnings before income
   taxes                                                         $ 2,080,392                                     $ 1,122,199
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 2,682,040                                     $ 2,769,037
Corporate headquarters                                            10,052,092                                       8,261,603
                                                                  ----------                                      ----------
      Total consolidated assets                                  $12,734,132                                     $11,030,640
                                                                  ==========                                      ==========

                                                                  Three months ended June 30,
                                                     2003                                            2002
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,842,162    $   257,382    $ 3,099,544       $ 1,988,156    $   340,012    $ 2,328,168
Depreciation and amortization           25,611           -            25,611            34,992           -            34,992
Segment income (loss) before
   income taxes                      1,013,127        (29,212)       983,915           456,862        (21,648)       435,214

Earnings before income taxes
----------------------------
Total income for reportable segments                             $   983,915                                     $   435,214
Other income, net                                                     39,898                                          49,415
Corporate headquarters expense                                       (38,850)                                        (40,342)
                                                                  ----------                                       ---------
Consolidated earnings before income
   taxes                                                         $   984,963                                    $   444,287
                                                                  ==========                                       =========
Other significant items
-----------------------
                                                                  Six Months ended June 30,
                                                     2003                                           2002
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Expenditures for assets                58,845         24,739          83,584            14,524         57,978           72,502
Depreciation and amortization          45,807         56,732         102,539            71,171         59,358          130,529

Geographic Information
----------------------
                                                       2003                                2002
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,323,878   $    1,087,071        $ 2,229,946   $    1,161,115
France                                         714,879                             732,871
Other countries                              3,278,320                           1,747,799
                                           -----------    -------------        -----------    -------------
                                           $ 6,317,077   $    1,087,071        $ 4,710,616   $    1,161,115
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)                      $ 2,230,979                         $ 1,439,142
Customer B (Guardian)                          621,640                             573 127
All other customers                          3,464,458                           2,698,347
                                           -----------                         -----------
                                           $ 6,317,077                         $ 4,710,616
                                           ===========                         ===========

     9. Impact of Recently Issued  Accounting  Pronouncements

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

     The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2002, and a comparison of the results of operations for the three and six month periods ended June 30, 2003 and June 30, 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2002.

RESULTS OF OPERATIONS

     Gross revenue from operations
     -----------------------------

     For the six month period ended June 30, 2003 net sales increased $1,606,461 (34.1%) versus the comparable period in 2002. The Guardian Laboratories division ("Guardian") had a sales increase of $1,652,130 (40.4%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $45,669 (7.3%).

     For the three month period ended June 30, 2003 revenue increased $771,376 (33.1%) over the comparable period in 2002. Guardian sales increased $854,006 (43.0%), while Eastern sales decreased $82,630 (24.3%).

     The increase in Guardian's sales for the three and six month periods is due to an overall increase in demand for Guardian's products. Some of this demand may be attributable to new launches of personal care products that contain ingredients produced by Guardian, by companies that had been refraining from launching new products due to the poor economic conditions that have prevailed in both the U.S. and overseas. Based on information provided to the Company by its distributors, over the past six to nine months there has been an increase in activity on the part of many customers, which has resulted in increased demand for the Company's products.

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

     Cost of sales
     -------------

     Cost of sales as a percentage of sales decreased to 48.3% for the six months ended June 30, 2003 from 54.2% for the comparable period ended June 30, 2002. For the three month period ended June 30, 2003 compared to the three month period ended June 30, 2002 the cost of sales as a percentage of sales decreased to 49.1% from 54.9%. These decreases are mainly due to the absorption of fixed costs by higher sales volume for the three and six month periods in 2003 as compared to the same periods in the prior year.

     Operating Expenses
     ------------------

     Operating expenses increased $127,059 (11.2%) for the six months ended June 30, 2003 compared to the comparable period in 2002. For the three month period ended June 30, 2003 operating expenses decreased $23,135 (3.5%) over the comparable period in 2002. The increase was primarily due to increases in insurance costs, advertising costs and payroll and payroll related costs for the six month period ended June 30, 2003 as compared to the same period in the prior year. The decrease for the three month period ended June 30, 2003 is primarily due to a decrease in payroll and payroll related costs compared to the prior year.

     Investment income
     ---------------

     Investment income decreased $19,924 (20.1%) for the six months ended June 30, 2003 as compared to the comparable period in 2002, and $9,541 (19.3%) for the three months ended June 30, 2003 when compared to the comparable period in 2002. These decreases were attributable to a decline in interest rates.

     Provision for income taxes
     --------------------------

     The provision for income taxes increased $349,000 (88.8%) for the six months ended June 30, 2003 when compared to the comparable period in 2002, and $197,000 (128.8%) for the three months ended June 30, 2003 when compared to the comparable period in 2002. These increases are due to increased earnings before taxes of $958,193 for the six months ended June 30, 2003 and $540,676 for the three months ended June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $9,578,365 at December 31, 2002 to $11,050,725 at June 30, 2003. The current ratio increased from 10.4 to 1 at December 31, 2002 to 19.6 to 1 at June 30, 2003. The Company has no commitments for any further significant capital expenditures during the remainder of 2003, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $1,446,419 and $994,974 for the six months ended June 30, 2003 and June 30, 2002 respectively. The increase was primarily due to the increase in net income.

     During the six month period ended June 30, 2003 $1,722,528 was provided by investment activities, as compared to the six months ended June 30, 2002 when $291,658 was used in investing activities. The change from $291,658 used in investing activities in 2002 to $1,722,528 provided by investing activities in 2003 was due to a decrease in purchases of temporary investments (primarily certificates of deposit) and marketable securities, and redemption of some certificates of deposit.

     Cash used in financing activities was $387,064 and $451,069 for the six months ended June 30, 2003 and June 30, 2002 respectively. The decrease is due primarily to an increase in stock options exercised during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. 13

Item 3.  Controls and Procedures

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

   (b Changes in Internal Controls

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5 - OTHER INFORMATION: NONE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        31.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K

               There was one report on Form 8-K filed on May 8, 2003 pertaining to the issuance of an earnings release by the Company on May 7, 2003.

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

Date:  August 5, 2003