Form 10QSB
period 2003-09-30
UNITED GUARDIAN INC
filed 2003-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended   September 30, 2003
                                             ------------------

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

Yes _________             No ____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    4,912,239
                                  -------------









































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX


                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income - Three and
                Nine Months Ended September 30, 2003 and 2002...........   2

              Consolidated Balance Sheets -
                September 30, 2003 and December 31, 2002................ 3-4

              Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2003 and 2002............. 5

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

   Item 6 - Exhibits and Reports On Form 8-K.......................... 15-16

Signatures................................................................16

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                             NINE MONTHS ENDED           THREE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                             2003          2002           2003          2002
                            ------        ------         ------        ------
Revenue:
  Net sales              $ 8,632,494   $ 6,796,553    $ 2,315,417   $ 2,085,937
                          ----------    ----------     ----------    ----------
Costs and expenses:
  Cost of sales            4,018,227     3,726,051        964,711     1,174,265
  Operating expenses       1,829,687     1,698,670        566,879       562,921
                          ----------    ----------     ----------    ----------
                           5,847,914     5,424,721      1,531,590     1,737,186
      Income from         ----------    ----------     ----------    ----------
         operations        2,784,580     1,371,832        783,827       348,751


Other income (expense):
  Investment income          118,291       144,075         39,127        44,987
  Gain on sale of assets         500            79           -             -
  Other                          (25)          (49)          -             -
        Income before      ----------    ----------     ----------    ---------
           income taxes    2,903,346     1,515,937        822,954       393,738

Provision for income taxes 1,032,000       528,548        290,000       135,548
                           ---------     ---------      ---------     ---------
      Net income         $ 1,871,346   $   987,389    $   532,954   $   258,190
                           =========     =========      =========     =========
Earnings per common share
   (basic and diluted)   $      0.38   $      0.20    $      0.11   $      0.05
                           =========     =========      =========     =========
Weighted average shares
  - basic                  4,892,737     4,877,478      4,910,022     4,881,139
                           =========     =========      =========     =========
Weighted average shares
  - diluted                4,910,370     4,889,870      4,930,761     4,888,794
                           =========     =========      =========     =========














                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,      DECEMBER 31,
                                                2003               2002
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
     Cash and cash equivalents           $   1,666,853      $    3,184,599
     Temporary investments                   2,280,036           4,151,787
     Marketable securities                   6,005,562             882,243
     Accounts receivable, net of
       allowance for doubtful accounts
       of $25,500 at September 30, 2003 and
       and December 31, 2002 respectively    1,037,985             704,560
     Inventories (net)                         845,948           1,037,315
     Prepaid expenses and other
        current assets                         173,900             342,476
     Deferred income taxes                     279,947             297,774
                                           -----------         -----------
              Total current assets          12,290,231          10,600,754
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,797,500           2,738,110
     Building and improvements               2,068,266           2,045,588
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,068,298           4,986,230
       Less: Accumulated depreciation        4,021,716           3,880,660
                                           -----------         -----------
                                             1,046,582           1,105,570
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $981,635 and $981,341 at
        September 30, 2003 and December 31,
        2002, respectively                         163                 456
     Other                                         700                 700
                                           -----------         -----------
                                                   863               1,156
                                           -----------         -----------
                                        $   13,337,676      $   11,707,480
                                           ===========         ===========











                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                           SEPETMBER 30,        DECEMBER 31,
                                               2003                2002
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  488,114
   Accounts payable                           220,407             188,868
   Accrued expenses                           315,547             345,407
   Taxes payable                              101,483                -
                                            ---------           ---------
         Total current liabilities            637,437           1,022,389
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      4,974,239 and 4,943,339 shares
      issued, respectively; 4,912,039
      and 4,881,139 shares outstanding,
      respectively                            497,424             494,334
   Capital in excess of par value           3,649,168           3,538,423
   Accumulated other comprehensive loss       (25,809)            (55,776)
   Retained earnings                        8,929,086           7,057,740
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        12,690,239          10,675,091
                                            ---------           ---------
                                         $ 13,337,676        $ 11,707,480
                                           ==========          ==========




















                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              ------------
                                                         2003            2002
                                                       -------         -------
Cash flows provided by operating activities:
  Net income                                       $ 1,871,346     $   987,389
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    149,349         192,320
      Amortization of bond premium                       5,548           9,144
      Net gain on sale of equipment                       (500)            (79)
      Provision for doubtful accounts                   11,406            -
      Provision for inventory obsolescence             125,800            -
      (Increase) decrease in assets:
         Accounts receivable                          (344,831)         64,618
         Inventories                                    65,567         (19,350)
         Prepaid expenses and other current
           and non-current assets                      168,576          11,085
      Increase (decrease) in liabilities:
         Accounts payable                               31,539         126,935
         Accrued expenses and taxes payable             71,623          27,841
                                                    ----------        --------
      Net cash provided by operating activities      2,155,423       1,399,903
                                                    ----------        --------
Cash flows from investing activities:
   Acquisition of property, plant and equipment        (90,068)       (102,341)
   Proceeds from sale of equipment                         500          14,500
   Net change in temporary investments               1,871,751         332,014
   Proceeds from sale of marketable securities         480,000            -
   Purchase of marketable securities                (5,561,073)         (2,924)
                                                    ----------        --------
      Net cash provided by (used in)
       investing activities                         (3,298,890)        241,249
                                                    ----------        --------
Cash flows from financing activities:
   Proceeds from exercise of stock options             113,835          35,975
   Dividends paid                                     (488,114)       (487,044)
                                                    ----------        --------
     Net cash used in financing activities            (374,279)       (451,069)
                                                    ----------        --------

Net (decrease) increase in cash and
   cash equivalents                                 (1,517,746)      1,190,083

Cash and cash equivalents at beginning of period     3,184,599       1,599,857
                                                    ----------       ---------
Cash and cash equivalents at end of period         $ 1,666,853     $ 2,789,940
                                                    ==========       =========






                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

      1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2003 and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2002 Annual Report to Shareholders.

      2. The results of operations for the three and nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

      3. Stock-Based Compensation: At September 30, 2003, the Company had two stock-based employee compensation plans. As permitted under SFAS NO. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure), which amended SFAS NO. 123, (Accounting for Stock-Based Compensation), United-Guardian has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangement as defined by Accounting Principle Board Opinion ("APB") No. 25, (Accounting for Stock Issued to Employees), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, (Accounting for Certain Transactions involving
Stock Compensation), an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                    Nine months ended              Three months ended
                                                        September 30,                 September 30,
                                                    2003            2002           2003            2002
                                                  --------        --------       --------        --------
Reported net income                             $1,871,346      $  987,389       $532,954        $258,190

 Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                    0               0              0               0

 Stock-based employee compensation
   determined under the fair value based
   method, net of related tax effect               (15,957)              0         (2,762)              0
                                                 ---------        --------       --------        --------
     Pro forma net income                       $1,855,389        $987,389       $530,192        $258,190
                                                ==========        ========       ========        ========
 Earnings per share (basic and diluted)
   As reported                                  $      .38        $    .20       $    .11        $    .05
   Pro forma                                    $      .38        $    .20       $    .11        $    .05


     4. Inventories - Net

     Inventories consist of the following:     September 30,    December 31,
                                                    2003            2002
                                                ----------      ----------
     Raw materials and work in process          $  302,495      $  269,067
     Finished products and fine chemicals          543,453         768,248
                                                ----------      ----------
                                                $  845,948      $1,037,315
                                                ==========      ==========

      At September 30, 2003 and December 31, 2002, the Company has reserved $240,200 and $366,000 respectively for slow moving and obsolete inventory.

      5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      Cash payments for taxes were $801,295 and $513,779 for the nine months ended September 30, 2003 and 2002, respectively.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                          Nine months ended September 30,    Three months ended September 30,
                                                2003           2002               2003           2002
                                               ------         ------             ------         ------
Net income                                 $1,871,346      $  987,389          $532,954        $258,190
                                            ---------         -------           -------         -------
Other comprehensive income (loss)
   Unrealized gain (loss) on
   marketable securities                       47,795         (67,874)           25,552         (35,022)
                                              -------         -------           -------         -------
Income tax benefit on
   comprehensive gain (loss)                   17,827         (27,621)            9,547         (13,064)
                                              -------         -------           -------         -------
Other comprehensive income (loss)              29,968         (40,253)           16,021         (21,958)
                                              -------         -------           -------         -------
Comprehensive income                       $1,901,314      $  947,136          $548,975        $236,232
                                            =========         =======           =======         =======

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         7. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at September 30, 2003 and 2002.

                                                    Nine months ended            Three months ended
                                                       September 30,                September 30,
                                                     2003           2002          2003           2002
                                                    ------         ------        ------         ------
Numerator:
   Net income                                    $1,871,346     $  987,389    $  532,954     $  258,190
                                                  =========        =======       =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                        4,892,737      4,877,478     4,910,022      4,881,139

Effect of dilutive securities:
   Employee stock options                            17,633         12,392        20,739          7,655
                                                  ---------      ---------     ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                4,910,370      4,889,870     4,930,761      4,888,794
                                                  =========      =========     =========      =========
Basic and diluted earnings per share             $     0.38     $     0.20    $     0.11     $     0.05
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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2002. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the nine and three month periods ended September 30, 2003 and 2002.

                                                               Nine months ended September 30,
                                                     2003                                            2002
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 7,824,875    $   807,619    $ 8,632,494       $ 5,859,785    $   936,768    $ 6,796,553
Depreciation and amortization           64,852           -            64,852           105,186           -           105,186
Segment income (loss) before
  income taxes                       2,894,764         14,191      2,908,955         1,550,911        (51,638)     1,499,273

Segment assets                       2,076,219        303,359      2,379,578         2,125,281         665,859      2,791,140

Expenditures for segment assets         62,808            -           62,808            34,819            -           34,819

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 2,908,955                                     $ 1,499,273
Other income, net                                                    118,766                                         144,105
Corporate headquarters expense                                      (124,375)                                       (127,441)
                                                                  ----------                                      ----------
Consolidated earnings before income
   taxes                                                         $ 2,903,346                                     $ 1,515,937
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 2,379,578                                     $ 2,791,140
Corporate headquarters                                            10,958,098                                       8,641,256
                                                                  ----------                                      ----------
      Total consolidated assets                                  $13,337,676                                     $11,432,396
                                                                  ==========                                      ==========

                                                                  Three months ended September 30,
                                                     2003                                            2002
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,086,738    $   228,679    $ 2,315,417       $ 1,773,778    $   312,159    $ 2,085,937
Depreciation and amortization           19,045           -            19,045            34,015           -            34,015
Segment income (loss) before
   income taxes                        767,923         54,179        822,102           420,141        (24,475)       395,666

Earnings before income taxes
----------------------------
Total income for reportable segments                             $   822,102                                     $   395,666
Other income, net                                                     39,127                                          44,987
Corporate headquarters expense                                       (38,275)                                        (46,915)
                                                                  ----------                                       ---------
Consolidated earnings before income
   taxes                                                         $   822,954                                    $   393,738
                                                                  ==========                                       =========
Other significant items
-----------------------
                                                                 Nine Months ended September 30,
                                                     2003                                           2002
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Expenditures for assets                62,808         27,260          90,068            34,819         67,522          102,341
Depreciation and amortization          64,852         84,497         149,349           105,186         87,134          192,320

Geographic Information
----------------------
                                                       2003                                2002
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 4,384,781   $    1,046,745        $ 4,075,260   $    1,129,163
France                                       1,069,869                             893,559
Other countries                              3,177,844                           1,827,734
                                           -----------    -------------        -----------    -------------
                                           $ 8,632,494   $    1,046,745        $ 6,796,553   $    1,129,163
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)*                     $ 3,523,475                         $ 2,013,715
Customer B (Guardian)                          876,078                             696 215
All other customers                          4,232,941                           4,086,623
                                           -----------                         -----------
                                           $ 8,632,494                         $ 6,796,553
                                           ===========                         ===========

* At September 30, 2003 Customer A had a balance approximating 28% of accounts receivable.

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

      The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2002, and a comparison of the results of operations for the three and nine month periods ended September 30, 2003 and September 30, 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2002.

RESULTS OF OPERATIONS

      Gross revenue from operations
      -----------------------------

      For the nine month period ended September 30, 2003 net sales increased $1,835,941 (27.0%) versus the comparable period in 2002. The Guardian Laboratories division ("Guardian") had a sales increase of $1,965,090 (33.5%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $129,149 (13.8%).

      For the three month period ended September 30, 2003 revenue increased $229,480 (11.0%) over the comparable period in 2002. Guardian sales increased $312,960 (17.6%), while Eastern sales decreased $83,480 (26.7%).

      The increase in Guardian's sales for the three and nine month periods is due to an overall increase in demand for Guardian's products. Some of this demand may be attributable to new launches of personal care products that contain ingredients produced by Guardian, by companies that had been refraining from launching new products due to the poor economic conditions that have prevailed in both the U.S. and overseas. Based on information provided to the Company by its distributors, over the past year or so there has been an increase in activity on the part of many customers, which has resulted in increased demand for the Company's products.

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

     Cost of sales
     -------------

     Cost of sales as a percentage of sales decreased to 46.5% for the nine months ended September 30, 2003 from 54.8% for the comparable period ended September 30, 2002. For the three month period ended September 30, 2003 compared to the three month period ended September 30, 2002 the cost of sales as a percentage of sales decreased to 41.7% from 56.3%. This decrease is mainly due to increased sales resulting in a favorable production variance of approximately $125,000 for the three and nine month periods in 2003 as compared to the same periods in the prior year. For the three months ended September 30, 2003, the Company realized savings in disposal costs and obsolete inventory of approximately $50,000 and $126,000 respectively. The Company had recorded such reserves in prior years.

     Excluding realized savings from disposal costs and obsolete inventory, cost of sales, as a percentage of sales, would have been 50.0% for the nine month period ended September 30, 2003 as compared to 54.8% for the comparable period in the prior year. For the three months ended September 30, 2003, cost of sales as a percentage of sales would have been 54.7% as compared to 56.3% for the comparable period in the prior year.

     Operating Expenses
     ------------------

      Operating expenses increased $131,017 (7.7%) for the nine months ended September 30, 2003 compared to the comparable period in 2002. For the three month period ended September 30, 2003 operating expenses increased $3,958 (.7%) over the comparable period in 2002. The increase for the nine month period was primarily due to increases in insurance costs, advertising costs, and a one time reserve for the payment of a civil fine (see "Legal Proceedings" below). For the three month period increases in expenses due to the aforementioned civil penalty and an increase in board of directors fees were offset by a decrease in payroll and payroll related costs as compared to the same period in the prior year.

     Investment income
     ---------------

     Investment income decreased $25,784 (17.9%) for the nine months ended September 30, 2003 as compared to the comparable period in 2002, and $5,860 (13.0%) for the three months ended September 30, 2003 when compared to the comparable period in 2002. These decreases were attributable to a decline in interest rates. Investment income is recorded net of brokerage fees.

     Provision for income taxes
     --------------------------

      The provision for income taxes increased $503,452 (95.3%) for the nine months ended September 30, 2003 when compared to the comparable period in 2002, and $154,452 (113.9%) for the three months ended September 30, 2003 when compared to the comparable period in 2002. These increases are due to increased earnings before taxes of $1,387,409 for the nine months ended September 30, 2003 and $429,216 for the three months ended September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Working capital increased from $9,578,365 at December 31, 2002 to $11,652,794 at September 30, 2003. The current ratio increased from 10.4 to 1 at December 31, 2002 to 19.3 to 1 at September 30, 2003. The Company has no commitments for any further significant capital expenditures during the remainder of 2003, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

      The company  generated  cash from  operations of $2,155,423 and $1,399,903
for  the  nine  months  ended   September   30,  2003  and  September  30,  2002
respectively. The increase was primarily due to the increase in net income.

      During the nine month period ended September 30, 2003 $3,298,890 was used in investment activities, as compared to the nine months ended September 30, 2002 when $241,249 was provided by investing activities. The change from $241,249 provided by investing activities in 2002 to $3,298,890 used in investing activities in 2003 was due to an increase in purchases of marketable securities (primarily bonds) and redemption of some certificates of deposit.

      Cash used in financing activities was $374,279 and $451,069 for the nine months ended September 30, 2003 and September 30, 2002 respectively. The decrease is due primarily to an increase in stock options exercised during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

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

      In September, 2003 the Company was served with a complaint and proposed order by the U.S. Environmental Protection Agency ("EPA") alleging that (a) the Company had failed to perform certain testing of its pharmaceutical waste water prior to having it disposed of by the licensed contractor it had been using for many years, and (b) that it had failed to provide the proper paperwork regarding such testing. Because the pharmaceutical waste generated by the Company is so small (averaging only about 1% of its annual waste water) it was not aware that it was subject to these requirements. The Company has met with the EPA, which has accepted the Company's explanation that its failure to comply was inadvertent, and has agreed to enter into a consent decree that neither admits nor denies any liability but provides for the payment of a civil penalty of $23,000. The EPA has agreed that as long as the Company files the required reports that it will not pursue any further action and the matter will be closed.

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

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        31.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b. Reports on Form 8-K

               There was one report on Form 8-K filed on August 5, 2003 pertaining to the issuance of an earnings release by the Company on August 5, 2003.


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

Date:  November 11, 2003