Form 10KSB
period 2003-12-31
UNITED GUARDIAN INC
filed 2004-03-29
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 1O-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 2003.

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

Yes [X] No [ ]



                             Cover Page 1 of 2 Pages

Indicate by check mark if there is no disclosure herein of delinquent filers pursuant to Item 405 of Regulation S-B, and if, to the best of registrant's knowledge, no disclosure will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for the fiscal year ended December 31, 2003 were $11,157,423.

     On March 1, 2004 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $17,818,997. (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

     As of March 1, 2004 the Registrant had issued 4,984,739 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,922,539 shares were outstanding and 62,200 held as Treasury stock as of that date.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Part III (portions of Item 9, as well as Items 10 and 11) is incorporated by reference to the Registrant's definitive proxy statement (the "2004 Proxy Statement") in connection with its 2004 annual meeting of stockholders, which is to be filed no later than April 20, 2004 with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended.
























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

                                     PART I

Item 1.  Description of Business

(a)    General Development of Business

     The Registrant is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The Registrant also distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents through a wholly owned subsidiary, Eastern Chemical Corporation ("Eastern").

     The Registrant's predecessor, United International Research Corp. (name later changed to United International Research, Inc.), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, the Registrant's Chairman and Chief Executive Officer. On February 10, 1982, a merger took place between the Registrant and Guardian Chemical Corp. ("GCC"), an affiliate of the Registrant, whereby GCC was merged into the Registrant and the name was changed to United-Guardian, Inc. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into United-Guardian, Inc., a newly incorporated Delaware corporation formed for the purpose of changing the domicile of the Registrant.

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

     Guardian presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Registrant, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL line of cosmetic ingredients, which accounted for approximately 67% of the Registrant's sales in 2003, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 16% of the Registrant's sales in 2003. The Registrant actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Registrant.

     (2) Eastern distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes, stains, and reagents. The Registrant's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Registrant believes has greater growth potential. Over the past several years the Registrant has significantly reduced Eastern's inventory levels in order to make the subsidiary more marketable in the event Registrant decides to sell the Eastern operation at some future date. This has resulted in some loss of sales on items that previously would have been in inventory, but for the most part Eastern's sales have not been significantly impacted by this reduction in inventory. Registrant believes that if the Registrant were to sell Eastern, the loss of revenue from that subsidiary would not significantly impact the Registrant's net income.

     Paragon Organic Chemicals, Inc. ("Paragon") is a wholly owned subsidiary of the Registrant. It has no assets or sales of its own, and its sole function is to act as a purchasing arm of the Registrant.

(b)  Narrative Description of Business

     Guardian Laboratories Division

     Guardian conducts research, product development, manufacturing and marketing of many different cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products, all of which are developed by the Registrant, and many of which have unique properties. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Guardian's proprietary cosmetic ingredients are sold through marketing partners and distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are sold to end users primarily through drug wholesalers. These sales include indirect sales to the Veteran's Administration and other government agencies. There are also a small number of direct sales to hospitals and pharmacies.

     During  2003,   Guardian's  sales  accounted  for   approximately   90%  of
Registrant's total product sales.

     Guardian's products are sold under trademarks or trade names owned by the Registrant. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office ("Patent Office"). In 2003 sales from these two product lines accounted for approximately 91% of Guardian's sales, and 83% of the sales of the Registrant as a whole.

     LUBRAJEL

     LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on prelubricated enema tips and thermometers, and as a lubricant for catheters. During 2003, sales of LUBRAJEL products increased 34% from $5,582,293 in 2002 to $7,476,719 in 2003. Sales of LUBRAJEL products represented 74% of Guardian's sales and 67% of the sales of the Registrant as a whole. The most important product in the LUBRAJEL line in 2003 was LUBRAJEL CG, the original form of LUBRAJEL, the sales of which increased 6% from $1,931,408 in 2002 to $2,041,015 in 2003. Sales of the second largest revenue producer in the Lubrajel line, LUBRAJEL OIL, more than doubled in 2003, increasing from $610,997 in 2002 to $1,434,502 in 2003, an increase of 135%, eclipsing the company's second largest revenue producer from the prior year, LUBRAJEL MS, which still increased 16% from $1,188,170 in 2002 to $1,373,648 in 2003. The Registrant believes that the significant increase in sales of its LUBRAJEL products in 2003 was the result of increased market penetration resulting from the continuing marketing efforts of Registrant's marketing partners, particularly ISP. A significant portion of the increase in sales of LUBRAJEL OIL was attributable to a new product introduction containing LUBRAJEL OIL by a major global cosmetics company.

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

     Registrant is also continuing to work with a global personal care products company in the U.K. that is using LUBRAJEL FLUID, a modified form of LUBRAJEL, as a condom lubricant. The initial expectations for this product have not been realized due to the decreased urgency on the part of the customer to switch to Registrant's product from the silicone-based product they are currently using.

However, the customer is continuing to expand its purchases, and Registrant expects sales to gradually increase as it is incorporated further into their product lines.

     Registrant believes that any sales increases in the LUBRAJEL line of products may be offset somewhat by continuing competition from products introduced by Registrant's competitors. Despite this competition, Registrant believes that it will still be able to expand the market for its LUBRAJEL product line. Registrant believes that LUBRAJEL'S reputation for quality and customer service will enable it to continue to compete effectively in the marketplace.

     RENACIDIN

     RENACIDIN is a urological prescription drug, approved in the U.S. only, which is used primarily to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. On October 9, 1990, the Patent Office issued to the Registrant patent # 4,962,208, which expires on October 9, 2007, covering the method of manufacturing RENACIDIN IRRIGATION. Sales of RENACIDIN IRRIGATION in 2003 accounted for 17% of Guardian's sales and 16% of the sales of the Registrant as a whole. Sales of RENACIDIN IRRIGATION in 2003 increased 14% from $1,538,191 in 2002 to $1,748,106 in 2003. This increase was the result of a 9% increase in unit sales as well as a price increase that went into effect on June 1, 2003, which accounted for the remainder of the sales increase. In prior years, unit sales have also been affected by the ordering patterns of drug wholesalers.

     Other Products

     Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Registrant's sales in 2003 are as follows:

     CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is made into a liquid prior to use. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent. Sales of CLORPACTIN were up 6% from $296,764 in 2002 to $313,277 in 2003. This change was primarily the result of a price increase implemented on June 1, 2003, as well as a slight increase in unit sales.

     KLENSOFT(TM) is a surfactant (a surface active agent, such as a soap or detergent, that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent), that can be used in shampoos, body washes, makeup removers, and other cosmetic formulations. The primary customer for Klensoft for many years has been in Taiwan, and over the past few years there have been new customers for the product in the United Kingdom, Australia, France and Korea. Klensoft sales in 2003 were $140,238, virtually the same as the prior year sales level. Although Registrant has thought that sales in 2003 would increase over 2002, the erratic purchasing patterns of the major customer in Taiwan make it difficult to predict sales from year to year.

     LUBRAJEL PF is a preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Registrant's distributor of LUBRAJEL in France and a major European cosmetic ingredient supplier. It is also distributed by some of Registrant's other marketing partners under the name LUBRAJEL PF. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated. Sales of Lubrajel PF increased 41% from $60,900 in 2002 to $85,699 in 2003. (These sales are already included in the total Lubrajel sales figure mentioned previously). This increase is primarily the result of purchasing patterns.

     LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Registrant was granted a U.S. patent for this unique form of LUBRAJEL. In September, 1994 the Registrant entered into a marketing agreement with Avail Medical (formerly "Horizon Medical, Inc."), a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Avail has been actively marketing LUBRAJEL RC since January, 1996. Sales of LUBRAJEL RC increased by 37% from $318,636 in 2002 to $437,101 in 2003. (These sales are already included in the total Lubrajel sales figure mentioned previously). Sales to Avail have shown a steady increase over the past three years.

     CONFETTI(TM) II DERMAL DELIVERY FLAKES is a product line introduced in 2000 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to, and suspended in, various water-based products. The product color and ingredients can be customized to meet the needs of individual customers. Sales of Confetti II increased from $34,952 in 2002 to $52,886 2003, an increase of 51%.

     Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 5% of Registrant's sales in 2003, are as follows:

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

     ORCHID COMPLEX(TM) is a successor product to Registrant's previous Oil of Orchids product and is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability and light emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its light emolliency lends use in shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil soluble.

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

     LUBRAJEL

     Registrant's major research focus at the present time is the development of new and unique personal care ingredients. The following are some of the projects the Registrant is working on at the present time:

     "Lubrajel II": This is a new line of water-based gels that will be supplements to, and not replacements for, the current Lubrajel line. The products in this line will consist of a modified Lubrajel composition that enhances some of the properties of the current Lubrajel line, and allows it to be used as a drop-in replacement for one of Lubrajel's main competitors. Its composition also will enable it to be used in certain countries, such as Japan, more easily than the current Lubrajel formulation. The first product in this line, "Lubrajel II XD", was introduced last spring, and while sales are still small, they are gradually increasing. The second product in this line, "Lubrajel II XL", will be a high lubrication gel. Registrant anticipates introducing this product in the second quarter of 2004. In addition, a new preservative-free form is also under development. Registrant believes that this new line will enable it to recover some of the business it has lost to its competitors over the years, and will give customers even greater formulating choices.

     "PLEXAJEL(R)": This product, marketed by the Registrant under the name "Plexajel ASC" (for "Acid Stable Complex") was introduced last year. Its formulation was developed to allow customers to incorporate low pH ingredients, such as alpha hydroxy acids, into clear, water-based gel formulations. Sales of this new product were lower than expected because customers were finding that too high a percentage of the product needed to be used in their formulations in order to take full advantage of its properties. Registrant is currently working with its marketing partners to reposition this product for better marketability, and hopes to find new uses for it that were not originally envisioned.

     CLORONINE

     Cloronine is a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product had been approved for certain uses in France and Canada, and is still being sold in Canada. Registrant is currently working with a new potential customer for this product; however, before this product can be marketed in the United States for any purpose, additional tests will have to be done to determine if the product can be registered with the EPA as a sterilant or germicide. These tests would comprise laboratory microbiological studies, compatibility studies, and specific studies on its intended uses. The product will also have to be registered with the FDA as an accessory to a medical device. Neither registration process has yet begun. Due to the expense and time required, the Registrant hopes to work jointly with other companies to obtain these registrations. The Registrant was granted two patents for this product.

     CLORPACTIN

     In 2002 the Registrant completed a small preliminary clinical trial in conjunction with the School of Dental Medicine at Boston University to determine whether Clorpactin, Registrant's proprietary antimicrobial product, would be effective in the treatment of gingivitis and other periodontal disease. The results of that initial test were very positive, but indicated that it would be necessary to alter the taste of the product in order to achieve the proper patient compliance. As a result, the Registrant is conducting an additional larger study with Boston University using a modified form of Clorpactin that Registrant hopes will solve that problem. The study is ongoing at the present time, and interim results have been mixed, with many participants still not satisfied with the taste. After all the results are in, Registrant will make a determination as to whether it can resolve the outstanding issues sufficiently to justify continuing with the project. If it is decided to continue the project, Registrant intends to endeavor to locate a partner to work with it to obtain the regulatory approvals that will be needed in order to market the product for this new use.

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

     Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Registrant:

                 PATENT NAME                                     PATENT #           ISSUE DATE          EXPIRATION
                                                                                                           DATE
    ------------------------------------------------             ---------          ----------          ----------
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

     Eastern Chemical Corporation

     Eastern is a wholly owned subsidiary of the Registrant. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 2003, Eastern's sales accounted for approximately 10% of the total product sales of the Registrant versus 13% in 2002. Eastern's sales decreased by 6% in 2003. The decrease was partially the result of a loss of sales due to Registrant's continuing efforts to reduce Eastern's inventory, which resulted in an inability to supply certain items that required immediate shipment from inventory, and partly the result of a general decrease in Eastern's business due to competition from new companies in this field. Registrant believes that much of the impact from the reduction in Eastern's inventory has already been absorbed over the past three years.

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

     Domestic Sales

     In the United States Registrant's cosmetic products are marketed exclusively by International Specialty Products ("ISP") in accordance with a marketing agreement entered into in 1996 and subsequently amended and expanded in 2000, and 2002 (see "Marketing Agreements" below). ISP also has certain rights to sell some of Registrant's other industrial and medical products. In 2003, ISP's purchases for distribution in the United States were estimated to be approximately $1,667,254 compared to $837,218 in 2002, an increase of 99%, and accounted for approximately 15% of the Registrant's sales (an estimate based on sales information provided to Registrant by ISP.

Registrant has no way of independently determining which of ISP's purchases from Registrant are intended for domestic sale and which are intended for foreign sale.) Registrant believes that the increase in ISP's domestic sales of Registrant's products was due new product launches as well as increased overall demand for Registrant's product in the U.S.

     Registrant's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 18% of Registrant's sales. Registrant's other products, such as its industrial products, are sold directly to end-users and account for less than 2% of sales

     Foreign Sales

     In 2003 and 2002 Registrant derived approximately 49% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe and Asia. The Registrant currently has 6 distributors for its cosmetic products outside the United States: S. Black Ltd. in the United Kingdom ("S.
Black"); Sederma in France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; C&M International in Korea; and ISP in Germany, Spain, Scandinavia, Eastern Europe, the Benelux countries, Canada, Mexico, South & Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. Registrant's foreign sales attributable to each of its foreign distributors as a percentage of Registrant's total foreign sales were as follows: ISP: 50% (an estimate of ISP's purchases intended for sale outside the U.S., based on foreign sales figures provided to the Registrant by ISP);
Sederma: 20%; S. Black: 9%; C&M International: 8%; and Castelli: 2%.

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

     Competition

     Guardian has many products or processes that are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, personal care, chemical, or health care companies. However, the pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Registrant expects competition to intensify as advances in the field are made and become widely known. There may be many domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Registrant is engaged, many of which have substantially greater financial, research, manpower, marketing and distribution resources than the Registrant. In addition, there are many large, integrated and established pharmaceutical, chemical and cosmetic companies that have greater capacity than the Registrant to develop and to commercialize types of products upon which the Registrant's research and development programs are based. However, Registrant believes that the expense of testing and evaluating possible substitutes for Registrant's products that are already in customers' formulations, as well as the expense to the customer in relabeling its products, is a significant barrier to displacing Registrant's products in current customer formulations. These cost factors make it less likely that a customer would choose a competitive product unless there was a significant cost savings in doing so. The Registrant believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Registrant. In this regard, the Registrant believes that arrangements with major health care and medical or hospital products suppliers will be important factors in the commercialization of many of the products which it is currently developing.

     Eastern faces competition from many other chemical manufacturers and distributors, many of which have much greater financial resources than those of the Registrant. Eastern's competition is based primarily upon price, service and quality. Eastern attempts to maintain its competitive position in the industry through its ability to (i) locate and make wholesale arrangements to purchase the chemicals with suppliers located all over the world, (ii) maintain a sufficient inventory of its most popular items at all times, and (iii) customize each order as to quantity of the item requested and to tailor the price of the order to such quantity. Eastern's primary competitors are SA Fine Chemicals, Acros Organics, Pfaltz & Bauer, Inc., and Spectrum Chemical Mfg. Corp.

     ISO-9001:2000 REGISTRATION

     In December, 2003 Registrant earned ISO 9001:2000 registration from Underwriters Laboratories, Inc., indicating that the Registrant's documented procedures and overall operations had attained the high level of quality needed to comply with this new ISO certification level. Prior to that, in November, 1998 the Registrant had earned ISO-9002 registration, and had been in continual compliance with that standard since that time. Registrant will continue to be evaluated every six months for continued compliance with the new ISO-9001:2000 standard, and is currently in good standing under this new registration.

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

     Portions of the Registrant's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2003 and 2002 the Registrant incurred approximately $47,000 and $43,000 respectively, in environmental compliance costs.

     Research and Development Expense

     Portions of the Registrant's operating expenses are directly attributable to research and development the Registrant performs. In 2003 and 2002, the Registrant incurred approximately $403,000 and $348,000, respectively, in research and development expenses. No portion of the research and development expenses was directly paid by the Registrant's customers.

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

Item 3. Legal Proceedings

     In September, 2003 the Company was served with a complaint and proposed order by the U.S. Environmental Protection Agency ("EPA") alleging that (a) the Company had failed to perform certain testing of its pharmaceutical waste water prior to having it disposed of by the licensed contractor it had been using for many years, and (b) that it had failed to provide the proper paperwork regarding such testing. Because the pharmaceutical waste generated by the Company is so small (averaging only about 1% of its annual waste water) it was not aware that it was subject to these requirements. The Company met with the EPA, which accepted the Company's explanation that its failure to comply was inadvertent, and entered into a consent decree that neither admitted nor denied any liability but provided for a civil penalty of $23,000, which the Company paid. The EPA has agreed that as long as the Company files the required reports that it will not pursue any further action and the matter will be closed.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information

     The Common Stock of the Registrant is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 2002 to December 31, 2003. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                             Year Ended                     Year Ended
Quarters                  December 31, 2003              December 31, 2002
--------                  -----------------              -----------------
                           High        Low                 High         Low
                           ----        ---                 ----         ---
First   (1/1 - 3/31)     $ 4.63       4.00               $ 6.36       $ 5.10
Second  (4/1 - 6/30)     $ 8.60       4.29               $ 7.36       $ 5.20
Third   (7/1 - 9/30)     $ 8.55       6.95               $ 5.45       $ 3.74
Fourth  (10/1 - 12/31)   $ 8.90       7.35               $ 4.20       $ 3.25

     Holders of Record

     As of March 1, 2004 there were 1297 holders of record of Common Stock.

     Cash Dividends

     On January 5, 2004 the Registrant paid a $.15 per share dividend to all stockholders of record as of December 15, 2003. On January 8, 2003 the Registrant paid a $.10 per share dividend to all stockholders of record as of December 20, 2002.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results Of Operations:
Year Ended December 31, 2003 Compared to
Year Ended December 31, 2002

Revenue

     Consolidated revenue in 2003 increased by $2,066,007 (23%) compared to 2002 due to a revenue increase in the Guardian Division of $2,130,549 (27%) partially offset by a decrease in revenues in the Eastern Division of $64,542 (6%).

     The increase in Guardian's sales is due to an overall increase in demand for Guardian's products. Some of this demand may be attributable to new launches of personal care products that contain ingredients produced by Guardian, by companies that had been refraining from launching new products due to the poor economic conditions that have prevailed in both the U.S. and overseas. Based on information provided to the Company by its distributors, over the past year or so there has been an increase in activity on the part of many customers, which has resulted in increased demand for the Guardian's products.

     The decline in Eastern's sales was partially the result of a loss of sales due to the Company's continuing efforts to reduce Eastern's inventory, which resulted in an inability to supply certain items that required immediate shipment from inventory. Also contributing to the decline was a general decrease in Eastern's business due to competition from new companies in this field. The Company does not anticipate any significant increase or decrease in Eastern's sales in the near future.

Cost of Sales

     Cost of sales as a percentage of sales in 2003 decreased to 45.4% from 53.9% in the prior year. This decrease is mainly due to (a) increased sales resulting in increased manufacturing, which reduced the per unit overhead cost, resulting in a favorable production variance, and (b) savings in disposal costs and obsolete inventory of approximately $60,000 and $147,000 in 2003 and 2003 respectively. The Company had recorded such reserves in prior years. Excluding the savings from the disposal and obsolete inventory, cost of sales as a percentage of sales, would have been 47.3%.

Operating Expenses

     Operating expenses increased by $152,210 (7%) compared to the prior year. The increase is due to increases in Director fees, insurance costs, payroll related costs, bad debt write offs, research and development, advertising costs and the payment of a civil fine (see "Legal Proceedings"). These increases were partially offset by decreases in depreciation and amortization expenses, legal expenses and office expenses.

Other Income (Expense)

     Investment income decreased to $168,867 in 2003 from $192,132 in 2002. This 12% decrease is attributable to a decline in interest rates.

Provision for Income Taxes

     The provision for income taxes increased to $1,339,757 in 2003 from $662,341 in 2002. The increase was due to an increase in income before taxes of $1,727,065 (83%) for the year ended December 31, 2003.

Liquidity and Capital Resources

     Working capital increased to $11,599,502 at December 31, 2003 from $9,578,365 at December 31, 2002, an increase of $2,021,137 (21%). The current ratio decreased to 9.3 to 1 at December 31, 2003 from 10.4 to 1 at December 31, 2002. The decrease in current ratio was due primarily to an increase to $.15 per share for the dividends declared in 2003 and paid in 2004 as compared to $.10 per share that was declared in 2002 and paid in 2003.

     The Company has a line of credit agreement with a bank for borrowings of up to $700,000, which expires in May, 2004 and which the Company plans to renew. As of December 31, 2003, there were no outstanding borrowings on this line of credit.

     The Company generated cash from operations of $2,631,957 in 2003 compared to $1,944,067 in 2002. The increase in 2003 was primarily due to the increase in net income. During 2003 and 2002 the Company invested approximately $118,179 and $131,650, respectively, in plant and equipment. Cash used in investing activities was $2,764,260 for the year ended December 31, 2003, whereas cash provided by investing activities was $91,744 for the year ended December 31,

2002. The decrease of $2,856,004 was mainly due to the purchase of marketable securities (primarily bonds) and the redemption of some certificates of deposit. Cash used in financing activities was $342,267 and $451,069 during the years ended December 31, 2003 and 2002, respectively. The decrease was primarily due to an increase in proceeds from stock options exercised during 2003. The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Commitments

     The Company currently does not have any significant commitments.

Impact of Inflation, Changing Prices, and Seasonality

     While it is difficult to assess the impact of inflation on the Company's operations, management believes that, because of the proprietary nature of the majority of its product line, inflation has had little impact on net sales. Sales have changed as a result of volume and product mix. While inflation has had an impact on the cost of sales and payroll, these increases have been recaptured by price increases to the greatest extent possible. The Company's products and sales are not considered to be seasonal, and are generally distributed evenly throughout the year.

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

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Required.

Item 8A. Controls and Procedures

     As of March 1, 2004, an evaluation was performed by the Registrant's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Registrant's disclosure controls and procedures. Based on that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer concluded that the Registrant's disclosure controls and procedures are effective in ensuring that material information related to the Registrant is made known to them by others within the Registrant. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect internal controls subsequent to March 1, 2004.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Directors and Executive Officers

     Set forth in the table below is certain information as of March 1, 2004 with respect to the executive officers and directors of the Registrant:

         Name                       Age        Position(s) with the Registrant
----------------------             -----     ----------------------------------

Dr. Alfred R. Globus                83       Chairman of the Board, Chief
                                             Executive Officer and Director

Kenneth H. Globus                   52       President, Chief Financial Officer,
                                             General Counsel and Director

Robert S. Rubinger                  61       Executive Vice President,
                                             Secretary, Treasurer and Director

Charles W. Castanza                 71       Senior Vice President and Director

Derek Hampson                       64       Vice President

Joseph J. Vernice                   45       Vice President

Peter A. Hiltunen                   45       Vice President

Lawrence F. Maietta                 46       Director

Henry P. Globus                     81       Director

Benjamin Wm. Mehlman                93       Director

Arthur M. Dresner                   62       Director

Andrew A. Boccone                   58       Director


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

     Lawrence F. Maietta has been a partner in the public accounting firm of Bonamassa, Maietta & Cartelli, LLP in Brooklyn, NY since October, 1991. For more than five years prior to that he was a partner in the public accounting firm of Wilfred, Wyler & Co. in New York, NY. He was controller for the Registrant from October, 1991 until November, 1997, and a director of the Registrant since February, 1994.

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

     Arthur M. Dresner has been a partner in the law firm Reed Smith, LLP since January, 2003. From 1998 to 2003 he had been "Of Counsel" to that firm as well as to the law firm of McAulay, Nissen, Goldberg & Kiel LLP, which combined with Reed Smith in 2000. From 1974 until 1997 he was employed as a Vice President in corporate development and general management of International Specialty Products, Inc., our major marketing partner. He has been a director of the Registrant since April, 1997.

     Andrew A. Boccone is an independent business consultant. From 1990 to his retirement in 2001 he was President of Kline & Company, a leading international business consulting and research firm that he first joined in 1974, developing growth strategies and providing business solutions for many multinational chemical companies. Prior to joining Kline & Company Mr. Boccone served in various management positions at American Cyanamid. He has been a Director of the Registrant since November, 2002.

     Dr. Alfred R. Globus and Henry P. Globus are brothers. Kenneth H. Globus is the son of Henry P. Globus and the nephew of Dr. Alfred R. Globus. There are no other family relationships between any directors or officers of the Registrant.

     The directors are elected to serve for one year or until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

     Audit Committee Members and Financial Expert

     The Board of Directors has an Audit Committee that meets with the Company's independent auditors to review the plan, scope and results of its audits. Members of the Audit Committee are Messrs. Benjamin Wm. Mehlman, Arthur Dresner, and Andrew A. Boccone.

     The Company does not have a "financial expert" (as that term is defined by SEC regulations) on its audit committee due the expense involved in placing another independent director on its Board of Directors and audit committee who would qualify as such. Instead, the Company has asked one of its Board members, Lawrence F. Maietta, a Certified Public Accountant, to act as an expert financial advisor to the audit committee.

     Code of Conduct and Ethics

     The Company has adopted a Code of Conduct and Ethics that applies to all officers, directors, and employees, serving in any capacity to the Company, including the Chief Executive Officer, Chief Financial Officer, and principal accounting Officer. A copy of the Company's Code of Conduct and Ethics is available on the Company's web site at http://www.u-g.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of our Code of Conduct and Ethics applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on our web site.

     Compliance with Section 16(a) of the Exchange Act

     The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" of the proxy statement for the 2004 annual meeting of stockholders ("2004 Proxy Statement").

Item 10.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers - Summary Compensation Table" of the Company's definitive proxy statement which will be filed no later than 120 days after December 31, 2003 ("2004 Proxy Statement").

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the sections entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" and "Compensation of Directors and Executive Officers" of the 2004 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's 2004 Proxy Statement.

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

10(d) Letter Amendment between the Registrant and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d) of Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

21            Subsidiaries of the Registrant:

                                       Jurisdiction of      Name Under Which
              Name                      Incorporation       it does Business

Eastern Chemical Corporation               New York              (same)
Dieselite Corporation **                   Delaware                N/A
Paragon Organic Chemicals, Inc.            New York              (same)
Transcontinental Processes (Pty.) Ltd.*    Australia               N/A

*   Inactive without assets
**  Inactive

31.1 Certification of Alfred R. Globus, Chairman and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Kenneth H. Globus, President and Chief Financial of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Alfred R. Globus, Chairman and Chief Executive Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Kenneth H. Globus, President and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

     On May 8, 2003, August 5, 2003, and November 6, 2003, the Registrant filed reports on Form 8-K disclosing the issuance press releases reporting the quarterly earnings of the Company for the first, second, and third quarters of 2003 respectively. On December 5, 2003 the Registrant filed a report on Form 8-K disclosing the issuance of a press release that announced the payment of a cash dividend.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed by Eisner LLP for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for FY-2003 were approximately $49,000, including out of pocket expenses. In November, 2002 the Company changed its principal accounting firm to Eisner LLP from Grant Thornton. The aggregate fees billed by Grant Thornton for the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for FY-2002 were estimated to be approximately $12,000. (The actual fee paid to Grant Thornton in 2002 was an annual fee; as a result, the Company has used Eisner LLP's fee to estimate the amount of Grant Thornton's fee that would have related to the three quarterly reports). The aggregate fees billed by Eisner LLP for the audit of the Company's annual financial statements for FY-2002 were approximately $35,417.

Audit-Related Fees

     There were no other fees billed by Eisner LLP or Grant Thornton during the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

     There were no other fees billed by Eisner LLP or Grant Thornton during the last two fiscal years that related to tax preparation or compliance that were not reported under "Audit Fees" above.

All Other Fees

     There were no other fees billed by Eisner LLP or Grant Thornton during the last two fiscal years for other products and services provided by Eisner LLP or Grant Thornton.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED-GUARDIAN, INC.

Dated:  March 23, 2004                  By:  /s/ Alfred R. Globus
                                             ------------------------
                                             Alfred R. Globus
                                             Chief Executive Officer & Director

            In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                         Title                       Date
-----------------------    ---------------------------------     ---------------
By:/s/ Alfred R. Globus      Chief Executive Officer, Director   March  23, 2004
   ------------------------     (Principal Executive Officer)
   Alfred R. Globus

By:/s/ Kenneth H. Globus     President, General Counsel,         March  23, 2004
   ------------------------    Director, Chief Financial
   Kenneth H. Globus           Officer(Principal Financial
                               and Accounting Officer)

By:/s/ Robert S. Rubinger    Executive Vice President,           March  23, 2004
   ------------------------    Secretary, Treasurer, Director
   Robert S. Rubinger

By:/s/ Charles W. Castanza   Senior Vice President, Director     March  23, 2004
   ------------------------
   Charles W. Castanza

By:/s/ Henry P. Globus       Director                            March  23, 2004
   ------------------------
   Henry P. Globus

By:/s/ Benjamin Wm. Mehlman  Director                            March  23, 2004
   ------------------------
   Benjamin Wm. Mehlman

By:/s/ Lawrence F. Maietta   Director                            March  23, 2004
   ------------------------
   Lawrence F. Maietta

By:/s/ Arthur M. Dresner     Director                            March  23, 2004
   ------------------------
   Arthur M. Dresner

By: /s/ Andrew A. Boccone    Director                            March  23, 2004
   ------------------------
    Andrew A. Boccone

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                   Page
                                                                ----------
Independent Auditors' Report                                       F-2

Financial Statements

       Consolidated Balance Sheets as of December 31,
           2003 and 2002                                        F-3 - F-4

       Consolidated Statements of Income for the Years
           Ended December 31, 2003 and 2002                        F-5

       Consolidated Statement of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 2003 and 2002                              F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2003 and 2002                  F-7

       Notes to Consolidated Financial Statements               F-8 - F-24

                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

     We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.


/s/ EISNER LLP

New York, New York
February 27, 2004

                  UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                          ----------------------
                                                             2003         2002
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $2,710,029   $3,184,599
    Temporary investments.............................    1,615,751    4,151,787
    Marketable securities ............................    6,098,986      882,243
    Accounts receivable, net of allowance for doubtful
         accounts of $27,000 and $25,500, respectively    1,007,055      704,560
    Inventories ......................................    1,093,312    1,037,315
    Prepaid expenses and other current assets ........      264,978      342,476
    Deferred income taxes ............................      207,817      297,774
                                                         ----------   ----------
                  Total current assets ...............   12,997,928   10,600,754
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,825,125    2,738,110
    Building and improvements ........................    2,068,752    2,045,588
    Waste disposal system ............................      133,532      133,532
                                                         ----------   ----------
                                                          5,096,409    4,986,230
    Less accumulated depreciation ....................    4,070,158    3,880,660
                                                         ----------   ----------
                                                          1,026,251    1,105,570
                                                         ----------   ----------
OTHER ASSETS
    Processes and patents, net of accumulated
       amortization of $981,732 and $981,341,
       respectively ..................................           65          456
    Other ............................................          700          700
                                                         ----------   ----------
                                                                765        1,156
                                                         ----------   ----------
                                                        $14,024,944  $11,707,480
                                                         ==========   ==========












                        See notes to financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                      ----------------------
                                                        2003          2002
                                                      --------      --------
CURRENT LIABILITIES
    Dividends payable ............................  $  737,736    $  488,114
    Accounts payable .............................     309,921       188,868
    Accrued expenses .............................     350,769       345,407
                                                     ---------     ---------
         Total current liabilities ...............   1,398,426     1,022,389
                                                     ---------     ---------
DEFERRED INCOME TAXES ............................      10,000        10,000
                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock,  $.10 par value; 10,000,000
      shares authorized; 4,984,439 and 4,943,339
      shares issued, respectively; and 4,922,239
      4,881,139 outstanding, respectively ........     498,444       494,334
   Capital in excess of par value.................   3,717,160     3,538,423
   Accumulated other comprehensive loss...........     (30,614)      (55,776)
   Retained earnings .............................   8,791,158     7,057,740
   Treasury stock, at cost; 62,200 shares ........    (359,630)     (359,630)
                                                    ----------    ----------
                                                    12,616,518    10,675,091
                                                    ----------    ----------
                                                   $14,024,944   $11,707,480
                                                    ==========    ==========




















                        See notes to financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                         Year ended December 31,
                                        -------------------------
                                            2003          2002
                                        -----------   -----------
Revenue

    Net sales .......................   $11,157,423   $  9,091,416
                                         ----------      ---------
Costs and expenses

    Cost of sales ...................     5,060,616      4,896,637
    Operating expenses ..............     2,455,240      2,303,030
                                         ----------      ---------
                                          7,515,856      7,199,667
                                         ----------      ---------
         Income from operations .....     3,641,567      1,891,749

Other income (expense)
    Investment income................       168,867        192,132
    Gain on sale of assets...........           500             79
    Other expense                               (23)          (114)
                                         ----------      ---------
         Income before income taxes .     3,810,911      2,083,846

Provision for income taxes ..........     1,339,757        662,341
                                         ----------      ---------
         Net Income .................   $ 2,471,154    $ 1,421,505
                                         ==========      =========
Earnings per common share (basic
    and diluted).....................   $       .50    $       .29
                                         ==========      =========
Weighted average shares-basic .......     4,898,456      4,878,401
                                         ==========      =========
Weighted average shares-diluted .....     4,914,412      4,888,958
                                         ==========      =========

















                        See notes to financial statements

                                                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years ended December 31, 2002 and 2003

                                                                     Accumulated
                                     Common stock       Capital in      other
                               -----------------------  excess of   comprehensive   Retained    Treasury               Comprehensive
                                 Shares       Amount    par value   income (loss)   earnings      stock        Total       income
                               ---------   -----------  ----------  -------------   ---------   --------     ---------  ------------
Balance, December 31, 2001     4,932,639    $ 493,264  $ 3,492,518    $ (24,024)  $ 6,124,349  $(359,630)   $9,726,477

Issuance of common stock in
  connection with exercise
   of stock options ...........   10,700        1,070       34,905                                              35,975
Tax Benefit from exercise of
   stock options ..............                             11,000                                             11,000
Unrealized loss on marketable
   securities, net of deferred
   income tax benefit of
   $22,562 ....................                                         (31,752)                               (31,752)  $  (31,752)
Net income ....................                                                     1,421,505                1,421,505    1,421,505
Dividends declared ............                                                      (488,114)                (488,114)
                                                                                                                          ---------
Comprehensive income                                                                                                     $1,389,753
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2002     4,943,339      494,334    3,538,423      (55,776)    7,057,740   (359,630)   10,675,091

Issuance of common stock in
  connection with exercise
   of stock options ...........   41,100        4,110      141,737                                             145,847
Tax Benefit from exercise of
   stock options ..............                             37,000                                              37,000
Unrealized loss on marketable
   securities, net of deferred
   income tax of $14,880 ......                                          25,162                                 25,162   $   25,162
Net income ....................                                                     2,471,154                2,471,154    2,471,154
Dividends declared ............                                                      (737,736)                (737,736)
                                                                                                                          ---------
Comprehensive income                                                                                                     $2,496,316
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2003     4,984,439    $ 498,444  $ 3,717,160    $ (30,614)  $ 8,791,158  $(359,630)  $12,616,518
                               =========    =========  ===========    ==========   ==========  ==========   ==========






                        See notes to financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------
Cash flows from operating activities
    Net income ....................................... $2,471,154    $1,421,505
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ................    197,889       244,766
        Amortization of bond premium..................      5,916        12,224
        Net gain on sale of equipment ................       (500)          (79)
        Provision for (recovery of) bad debts.........     14,479       (27,187)
        Tax Benefit from exercise of stock options ...     37,000        11,000
        Deferred income taxes ........................     75,077         4,612
        Provision for inventory obsolescence .........    147,000          -
        Increase (decrease) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable .....................   (316,974)      167,015
             Inventories .............................   (202,997)      148,220
             Prepaid expenses and other assets .......     77,498       (14,252)
             Accounts payable ........................    121,053       (24,860)
             Accrued expenses and taxes payable ......      5,362         1,103
                                                        ---------     ---------
         Net cash provided by operating activities ...  2,631,957     1,944,067
                                                        ---------     ---------
Cash flows from investing activities
    Acquisition of plant and equipment................   (118,179)     (131,650)
    Proceeds from the sale of plant and equipment.....        500        14,500
    Net decrease in temporary investments.............  2,536,036       213,327
    Purchase of marketable securities................. (5,862,617)       (4,433)
    Proceeds from sale of marketable securities.......    680,000          -
                                                         --------      --------
         Net cash (used in) provided by investing
           activities ................................ (2,764,260)       91,744
                                                         --------      --------
Cash flows from financing activities
    Proceeds from exercise of stock options ..........    145,847        35,975
    Dividends paid ...................................   (488,114)     (487,044)
                                                         --------      --------
         Net cash used in financing activities .......   (342,267)     (451,069)
                                                         --------      --------
Net (decrease) increase in cash and cash equivalents..   (474,570)    1,584,742

Cash and cash equivalents, beginning of year .........  3,184,599     1,599,857
                                                        ---------     ---------
Cash and cash equivalents, end of year ............... $2,710,029    $3,184,599
                                                        =========     =========






                        See notes to financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetics, health care products, medical devices and proprietary industrial products, and (2) the Eastern Chemical Corporation subsidiary distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Two major product lines, Lubrajel and Renacidin, included in the Guardian Laboratories Division, accounted for approximately 83% and 78% of consolidated sales, respectively, for each of the years ended December 31, 2003 and 2002, with Lubrajel accounting for 67% and 61%, and Renacidin accounting for 16% and 17% of consolidated sales for the years ended December 31, 2003 and 2002, respectively.

 Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Eastern Chemical Corporation and Paragon Organic Chemicals, Inc. (a purchasing agent for Eastern). All inter-company accounts and transactions have been eliminated.

 Revenue Recognition

     The Company recognizes revenue as products are shipped and collections are reasonably assured and title passes to customers.

 Cash and Cash Equivalents

     For financial statement purposes the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

 Dividends

     On December 3, 2003 the Company declared a cash dividend of $.15 per share payable on January 5, 2004 to stockholders of record as of December 15, 2003 aggregating $737,736. On December 4, 2002, the Company declared a dividend of $.10 per share payable on January 8, 2003 to stockholders of record as of December 20, 2002 aggregating $488,114.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

NOTE A (continued)

 Statements of Cash Flows

     Cash payments for income taxes were $1,135,025 and $611,630 for the years ended December 31, 2003 and 2002, respectively. There were no cash payments for interest during the years ended December 31, 2003 and 2002. Divided payable of $737,736 was paid in January, 2004.

 Marketable Securities and Temporary Investments

     Marketable   securities   include   investments  in  equity  mutual  funds,
     government securities and corporate bonds which are classified as "Available for Sale" securities and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of the related tax effects. Investment income is recognized when earned. Realized Gains and Losses on sales of investments are determined on a specific identification basis. Fair values are based on quoted market prices.

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

                           December 31, 2003 and 2002

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

 Fair Value of Financial Instruments

     The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, temporary investments, accounts receivable, accounts payable, dividends payable and accrued expenses approximates their carrying value due to their short payment terms.

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. For each of the years ended December 31, 2003 and 2002, one customer accounted for revenues aggregating 40% and 32% respectively. At December 31, 2003, two and one customers, respectively, had accounts receivable balances aggregating 46% and 35%, respectively.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

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

 Research and Development

     The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $403,000 and $348,000 for the years ended December 31, 2003 and 2002, respectively.

 Shipping and Handling Costs

     Shipping and handling costs are classified in operating expenses in the accompanying consolidated statements of income. Shipping and handling costs were approximately $115,000 and $107,800 for the years ended December 31, 2003 and 2002, respectively.

 Advertising Costs

     Advertising costs are expensed as incurred. During 2003 and 2002 the Company incurred $100,261 and $74,579 of advertising costs, respectively.

 Stock-Based Compensation

     At December 31, 2003, the Company had two stock-based employee compensation plans, which are described more fully in Note F. As permitted under SFAS NO. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amended SFAS NO. 123 Accounting for Stock-Based Compensation, the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and interpretations of APB No. 25". The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

                                                  Year Ended December 31
                                                 -------------------------
                                                   2003             2002
                                                 ---------        ---------
     Reported net income ....................  $ 2,471,154    $   1,421,505

     Stock-based employee compensation
      expense included in reported net
      income, net of related tax effect .....            0                0

     Stock-based employee compensation
      determined under the fair value based
      method, net of related tax effect......       (18,743)         (11,676)
                                                  ---------        ---------
     Pro forma net income..................... $  2,452,411    $   1,409,829
                                                  =========        =========

     Earnings per share (basic and diluted)
          As reported .......................  $       .50     $        .29
                                                  ========         ========
          Pro forma .........................  $       .50     $        .29
                                                  ========         ========

     In 2002, 22,800 stock options were granted under the EISOP (Employee Incentive Stock Option Plan) and 16,000 stock options were granted under the NSSOPD (Non-Statutory Stock Option Plan). No stock options were granted under either plan in 2003.

     The fair value of each option on the date of grant is estimated using the Black-Scholes option-pricing model with a volatility of 45% for 2002, expected life of options of three to five years, risk free interest rates of 2.31% and 3.13% and a dividend yield of 2%. The weighted average fair value of options granted during the year ended December 31, 2002 was $1.15. There were no grants under either plan in 2003.

 Earnings Per Share Information

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of outstanding stock options.

 Use of Estimates

     In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

NOTE A (continued)

     to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include allowance for bad debt, reserve for inventory obsolescence, and allocation of overhead.

 Segment Reporting

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its business segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance."

 New Accounting Pronouncements

     In June 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("FAS 146"). This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement was required with the beginning of fiscal year 2003. The Company adopted this statement on January 1, 2003. The adoption of FAS 146 did not have any impact on the Company's financial position or results of operations.

     Effective January 1, 2003, the Company adopted the recognition and measurement provisions of FASB Interpretation No. 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("Interpretation 45"). This interpretation elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about the obligations under certain guarantees. Interpretation 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not currently provide significant guarantees on a routine basis. As a result, this interpretation has not had a material impact on the Company's financial statements.

     In January 2003, the FASB issued  Interpretation  No. 46,  Consolidation of
     Variable Interest Entities--an Interpretation of ARB No. 51 ("FIN 46"), which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities (which include, but are not limited to, Special Purpose Entities, or SPEs) to be consolidated by their primary beneficiaries if the entities to not effectively disperse risks among parties involved. On October 9, 2003, the FASB issued Staff Position No. 46-6 which deferred the effective date for applying the provisions of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. On December 24, 2003, the FASB issued a revision to FIN 46. Under the revised interpretation, the effective date was delayed to periods ending after March 15, 2004 for all variable interest entities, other an SPEs. The adoption of FIN 46 is not expected to have an impact on the Company's financial condition, results of operations or cash flows.

     In May 2003, The FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("FAS 149"). FAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. FAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have any impact on the Company's financial position or results of operations.

     In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company adopted the provisions of FAS 150 effective July 1, 2003. The adoption of FAS 150 did not have any impact on the Company's financial position or results of operations.

NOTE B - MARKETABLE SECURITIES

     Marketable securities at December 31, 2003 and 2002 were as follows:

                                                                                 Unrealized
                                               Cost           Fair Value         Gain/(Loss)
                                            --------          ----------         ----------
   December 31, 2003
   -----------------

   Available for sale:
       U.S. Treasury and agencies          $3,817,880         $3,810,829         $( 7,051)
       Corporate debt securities            2,040,522          2,037,035          ( 3,487)
       Mutual funds                           289,498            251,122          (38,376)
                                            ---------          ---------           ------
                                           $6,147,900         $6,098,986         $(48,914)
                                            =========          =========           ======

   December 31, 2002
   -----------------

   Held to maturity:
       Corporate debt securities           $  685,916         $  685,916         $      0

   Available for sale:
       Mutual funds                           285,283            196,327          (88,956)
                                              -------            -------           ------
                                           $  971,199         $  882,243         $(88,956)
                                              =======            =======           ======

NOTE C - INVENTORIES

     Inventories consist of the following:
                                                       December 31,
                                              ----------------------------
                                                 2003             2002
                                              -----------      -----------
     Raw materials and work-in-process ...... $  225,443       $  269,067
     Finished products and fine chemicals ...    867,869          768,248
                                              ----------       ----------
                                              $1,093,312       $1,037,315
                                              ==========       ==========
NOTE D - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with a bank which provides for borrowings of up to $700,000 and expires on May 31, 2004. It is the Company's intention to renew the line of credit agreement before it expires. Interest under the line is at the bank's prime rate plus 1/2%. The line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, a debt to capitalization ratio and maintenance of compensating balances. There were no outstanding borrowings at December 31, 2003 and 2002.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                   Year ended December 31,
                                                 --------------------------
                                                    2003             2002
                                                 ---------        ---------
     Current

        Federal ..............................  $1,085,789       $  562,310
        State ................................     178,891           95,419
                                                 ---------        ---------
                                                 1,264,680          657,729
                                                 ---------        ---------
     Deferred

        Federal ..............................      65,013            3,997
        State ................................      10,064              615
                                                 ---------        ---------
                                                    75,077            4,612
                                                 ---------        ---------
          Total provision for income taxes ...  $1,339,757       $  662,341
                                                 =========        =========

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:

                                                  Year ended December 31,
                                             --------------------------------
                                                   2003              2002
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
Income taxes at statutory Federal income
   tax rate ..............................  $1,296     34%    $  709     34%
State income taxes, net of Federal benefit     125      3         63      3
Foreign Sales Exclusion ..................     (68)    (2)       (68)    (3)
Nondeductible expenses....................      10      -          2      -
Other, net ...............................     (23)     -        (44)    (2)
                                             -----    ----     -----    ----
Actual income tax expense ................  $1,340     35%    $  662     32%
                                             =====    ====     =====    ====

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

NOTE E (continued)

     During 2003 and 2002, the Company recognized the tax benefit of the Foreign Sales exclusion.

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                      December 31
                                               ------------------------
                                                   2003          2002
                                               -----------  ------------
Deferred tax assets

  Current
  -------
    Accounts receivable ....................   $  10,071     $  19,652
    Unrealized loss on marketable securities      18,300        33,180
    Inventories ............................      81,687       136,518
    Accrued Expenses .......................      62,643        82,620
    Other...................................      35,116        25,804
                                               ---------     ---------
                                                 207,817       297,774
                                               ---------     ---------
Deferred tax liabilities

  Non-current
  -----------
    Other ..................................     (10,000)      (10,000)
                                               ---------     ---------
                                                 (10,000)      (10,000)
                                               ---------     ---------
Net deferred tax asset .....................   $ 197,817     $ 287,774
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

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

                           December 31, 2003 and 2002
NOTE F (continued

The following table sets forth the plan's
  funded status:
                                                       Year ended December 31,
                                                       ----------------------
                                                           2003        2002
                                                        ---------   ---------
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year... $2,125,941  $1,909,099
  Service cost........................................     83,291      76,115
  Interest cost.......................................    134,820     122,743
  Actuarial loss......................................     63,899      42,067
  Other...............................................          0       1,042
  Benefits paid.......................................    (47,552)    (25,125)
                                                        ---------   ---------
    Projected benefit obligation at end of year....... $2,360,399  $2,125,941
                                                        =========   =========
Change in Plan Assets:
  Fair value of plan assets at beginning of year...    $1,754,025  $1,559,145
  Actual return on plan assets.....................       147,042     115,805
  Employer contributions...........................       103,741     104,200
  Benefits paid....................................       (47,552)    (25,125)
                                                        ---------   ---------
    Fair value of plan assets at end of year.......    $1,957,256  $1,754,025
                                                        =========   =========
Reconciliation of Funded Status:
  Funded status (underfunded)......................    $ (403,143) $ (371,916)
  Unrecognized net actuarial loss..................       410,008     369,604
  Unrecognized prior service cost..................        54,381      61,842
                                                        ---------   ---------
    Prepaid benefit cost...........................    $   61,246  $   59,530
                                                        =========   =========

The net periodic benefit cost includes the following components:

                                                        Year ended December 31,
                                                       -------------------------
                                                           2003          2002
  Components of net periodic benefit cost:             -----------   -----------

  Service cost.....................................    $   83,291    $   76,115
  Interest cost....................................       134,820       122,743
  Expected return on plan assets...................      (139,295)     (124,245)
  Recognized net actuarial loss....................        15,748        13,637
  Amortization of transition obligation............             0         4,298
  Amortization of prior service cost...............         7,461         7,356
                                                        ---------     ---------
     Net periodic benefit cost.....................    $  102,025    $   99,904
                                                        =========     =========

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

NOTE F (continued)

Weighted-average assumptions as of December 31:
                                                           2003          2002
                                                        -----------   ----------
Discount rate......................................        6.00%         6.50%
Expected long term rate of return..................        7.00%         8.00%
Weighted average rate of compensation increase.....        5.69%         5.51%
Amortization method................................ Straight-Line  Straight-Line

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its eligible employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of the first 4% of each employee's elective deferral up to a maximum employer contribution of 2% of weekly pay. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $39,000 and $38,000 for the years ended December 31, 2003 and 2002, respectively.

     Stock Option Plans

     The Company maintained two stock option plans, the 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD"), each of which provided for the issuance of up to 100,000 shares of common stock at the market price on the date of the grant. Such options were exercisable either upon grant or after a waiting period specified in the agreement. The Company has adopted only the disclosure provisions of SFAS No. 123, "Accounting for Stock-based Compensation." It applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its plans. Accordingly, no compensation costs have been recognized for either plan. Both of these stock option plans expired in 2003.

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                              December 31, 2003 and 2002
NOTE F (continued)

The following summarizes the stock option transactions under both plans:

                                           Number       Weighted average
EISOP                                   outstanding      exercise price
-----                                  ------------         -------
Options outstanding January 1, 2002....    31,400            3.59

    Granted                                22,800            3.54
    Exercised                              (8,700)           3.66
                                           ------
Options outstanding at December 31, 2002   45,500            3.55
                                          -------
Options exercisable at December 31, 2002   34,700            3.54
                                          -------

    Expired                                  (200)           3.51
    Exercised                             (35,100)           3.58
                                           ------
Options outstanding and exercisable at
     December 31, 2003.................    10,200            3.44
                                           ======
Available for grant at December 31, 2003        0
                                           ======
NSSOPD
------
Options outstanding at January 1, 2002..    8,000           $2.55

     Forfeited                             (2,000)           3.00
     Exercised                             (2,000)           2.06
     Granted                               16,000            3.51
                                           ------

Options outstanding at December 31, 2002   20,000            3.41
                                           ------
Options exercisable at December 31, 2002    4,000            3.00
                                           ------

     Exercised                             (6,000)           3.34
                                           ------
Options outstanding and exercisable at
   December 31, 2003                       14,000            3.44
                                           ======
Available for grant at December 31, 2003        0
                                           ======

Summarized information about stock options outstanding under the two plans at December 31, 2003 is as follows:

                       UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                               December 31, 2003 and 2002
NOTE F (continued)

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
               Number of Shares    Weighted        Weighted      Number of Shares   Weighted
Range of        Outstanding         Average         Average        Exercisable       Average
Exercise             at             Remaining       Exercise            at           Exercise
Prices         December 31,2003  Contractual Life    Price       December 31,2003     Price
------------   ----------------  ----------------   --------     ----------------    --------
EISOP
-----
$2.06 - $3.30     3,300             2.02           $3.07             3,300           $3.07
$3.51 - $3.86     6,900             7.45            3.61             6,900            3.61
-------------    ------             ----           -----            ------           -----
$2.06 - $3.86    10,200             5.69           $3.44            10,200           $3.44

NSSOPD
--------
$3.00             2,000              .30           $3.00             2,000           $3.00
$3.51            12,000             3.90            3.51            12,000            3.51
-------------    ------             ----            ----             -----           -----
$3.00 - $3.51    14,000             3.39           $3.44            14,000           $3.44

NOTE G - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2003 and 2002:

                                                        2003            2002
                                                     ---------       ---------
Numerator:
        Net earnings                               $ 2,471,154     $ 1,421,505
                                                     ---------       ---------
Denominator:
        Denominator for basic earnings
           per share (weighted average shares)       4,898,456       4,878,401

        Effect of dilutive securities:
           Employee stock options                       15,956          10,557
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,914,412       4,888,958
                                                     =========       =========
Basic and diluted earnings per share               $      0.50     $      0.29
                                                     =========       =========

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2002 and 2001
NOTE G (continued)

     Options to purchase 8,500 shares of the Company's common stock have been excluded from the computation of diluted earnings per share in 2002 as their inclusion would be antidilutive. In 2003 there were no options excluded from the computation of diluted earnings per share.

NOTE H - NATURE OF BUSINESS AND SEGMENT INFORMATION

     The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of pharmaceuticals, medical devices, cosmetics, products and proprietary specialty chemical products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 2003 and 2002.

                                                     2003                                          2002
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $10,068,977   $ 1,088,446   $11,157,423       $ 7,938,428   $ 1,152,988   $ 9,091,416
Depreciation and amortization            84,510         -            84,510           130,037         -           130,037
Segment income before income
  tax expense                         3,798,573         8,421     3,806,994         2,153,927       (82,656)    2,071,271

Segment assets                        2,189,252       381,553     2,570,805         2,405,390       668,936     3,074,326

Capital expenditure                      72,039          -           72,039            53,189          -           53,189

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total income for reportable segments                            $ 3,806,994                                   $ 2,071,271
Other income, net                                                   169,344                                       192,097
Corporate headquarters expense                                     (165,427)                                     (179,522)
                                                                  ---------                                     ---------
Consolidated income before income taxes                         $ 3,810,911                                   $ 2,083,846
                                                                  =========                                     =========
Assets
------
Total assets for reportable segments                            $ 2,570,805                                   $ 3,074,326
Corporate headquarters                                           11,454,139                                     8,633,154
                                                                 ----------                                    ----------
      Total consolidated assets                                 $14,024,944                                   $11,707,480
                                                                 ==========                                    ==========

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2003 and 2002

NOTE H (continued)

Other Significant Items
-----------------------
                                                2003                                           2002
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals      Corporate       Totals             Totals      Corporate       Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Capital expenditures             72,039        46,140        118,179            53,189        78,461        131,650
Depreciation and amortization    84,510       119,295        203,805           130,037       126,953        256,990

Geographic Information
----------------------
                                             2003                           2002
                                  -------------------------       ------------------------
                                                 Long-Lived                    Long-Lived
                                    Revenues       Assets           Revenues     Assets
                                   ----------   -----------       ----------   -----------
United States                     $ 5,676,595   $ 1,026,316      $ 4,633,847   $ 1,106,026
France                              1,335,734                      1,179,919
Other countries                     4,145,094                      3,277,650
                                   ----------     ---------       ----------     ---------
                                  $11,157,423   $ 1,026,316      $ 9,091,416   $ 1,106,026
                                   ==========     =========       ==========     =========
Major Customers
---------------
Customer A (Guardian)             $ 4,422,424                    $ 2,916,638
Customer B (Guardian)               1,096,923                           -
All other customers                 5,638,076                      6,174,778
                                   ----------                     ----------
                                  $11,157,423                    $ 9,091,416
                                   ==========                     ==========

NOTE I - CONTINGENCIES

     While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims. The settlement of such claims has not had a material adverse effect on the Company's financial position and results of operations.

NOTE J - RELEATED PARTY TRANSACTIONS

     During the years ended December 31, 2003 and 2002 the Company paid to Henry Globus, a former officer and current Director of the Company, $18,210 and $17,748 respectively, for consulting services in accordance with his employment termination agreement of 1998.

     During the years ended December 31, 2003 and 2002 the Company paid to Bonamassa , Maietta, and Cartelli, LLP, $9,000 and $10,500 respectively for accounting services. Lawrence Maietta, a partner in Bonamassa , Maietta, and Cartelli, LLP, is currently a Director of the Company.

EXHIBIT 31.1
------------
                           SECTION 302 CERTIFICATION

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

Date:  March 23, 2004                    /s/ Alfred R. Globus
                                         -----------------------
                                         Alfred R. Globus
                                         Chief Executive Officer

EXHIBIT 31.2
------------
                           SECTION 302 CERTIFICATION

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


Date:  March 23, 2004                     /s/ Kenneth H. Globus
                                          --------------------------
                                          Kenneth H. Globus
                                          President and Chief Financial Officer

EXHIBIT 32.1
------------

                              UNITED-GUARDIAN, INC.
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of United-Guardian, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alfred R. Globus, Chief Executive Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date:  March 23, 2004                    /s/ Alfred R. Globus
                                         --------------------------
                                         Alfred R. Globus
                                         Chief Executive Officer



EXHIBIT 32.2
------------

                              UNITED-GUARDIAN, INC.
                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

        In connection with the Annual Report of United-Guardian, Inc. (the "Registrant") on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth H. Globus, President and Chief Financial Officer of the Registrant, hereby certify, pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

      (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date:  March 23, 2004                     /s/ Kenneth H. Globus
                                          --------------------------
                                          Kenneth H. Globus
                                          President and Chief Financial Officer