Form 10QSB
period 2004-03-31
UNITED GUARDIAN INC
filed 2004-05-07
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended     March 31, 2004
                                             ------------------

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

                                 (631) 273-0900
-------------------------------------------------------------------------
                           (Issuer's Telephone Number)

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

Yes _________             No ____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    4,929,539
                                  -------------









































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX


                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Earnings -
                Three Months Ended March 31, 2004 and 2003..............   2

              Consolidated Balance Sheets -
                March 31, 2004 and December 31, 2003.................... 3-4

              Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2004 and 2003................ 5

              Consolidated Notes to Financial Statements............... 6-10

   Item 2 - Management's Discussion and Analysis or Plan of
              Operations ............................................. 10-13

   Item 3 - Controls and Procedures...................................    13

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings............................................ 13

   Item 2 - Changes in Securities and Use of Proceeds.................... 13

   Item 3 - Defaults Upon Senior Securities.............................. 13

   Item 4 - Submission of Matters to a Vote of Security Holders.......... 13

   Item 5 - Other Information............................................ 13

   Item 6 - Exhibits and Reports On Form 8-K............................. 14

Signatures................................................................14

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                             UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    March 31,
                                                2004          2003
                                               ------        ------
Revenue:
  Net sales                                 $ 2,967,103   $ 3,217,533
                                             ----------    ----------
Costs and expenses:
  Cost of sales                               1,273,260     1,530,147
  Operating expenses                            645,851       631,698
                                             ----------    ----------
                                              1,919,111     2,161,845
                                             ----------    ----------
      Income from operations                  1,047,992     1,055,688


Other income (expense):
  Investment income                              57,092        39,241
  Gain on sale of assets                           -              500
  Other                                             (17)         -
                                              ----------    ---------
        Income before income taxes            1,105,067     1,095,429

Provision for income taxes                      395,200       392,000
                                              ---------     ---------
      Net income                            $   709,867   $   703,429
                                              =========     =========
Earnings per common share
   (basic and diluted)                      $      0.14   $      0.14
                                              =========     =========
Weighted average shares
  - basic                                     4,923,966     4,881,139
                                              =========     =========
Weighted average shares
  - diluted                                   4,936,652     4,894,293
                                              =========     =========












                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December  31,
                                                      2004              2003
                                                 ------------     -------------
              ASSETS                              (UNAUDITED)    (DERIVED FROM
                                                               AUDITED FINANCIAL
                                                                   STATEMENTS)
Current assets:
     Cash and cash equivalents                $   2,892,108      $    2,710,029
     Temporary investments                        1,615,751           1,615,751
     Marketable securities                        6,175,001           6,098,986
     Accounts receivable, net of
       allowance for doubtful accounts
       of 27,000  at March 31, 2004
       and December 31, 2003                      1,368,389           1,007,055
     Inventories (net)                            1,118,607           1,093,312
     Prepaid expenses and other
        current assets                              304,334             264,978
     Deferred income taxes                          202,087             207,817
                                                -----------         -----------
              Total current assets               13,676,277          12,997,928
                                                -----------         -----------

Property, plant and equipment:
     Land                                            69,000              69,000
     Factory equipment and fixtures               2,882,200           2,825,125
     Building and improvements                    2,070,111           2,068,752
     Waste disposal plant                           133,532             133,532
                                                -----------         -----------
                                                  5,154,843           5,096,409
       Less: Accumulated depreciation             4,122,892           4,070,158
                                                -----------         -----------
                                                  1,031,951           1,026,251
                                                -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $981,797 and $981,732 at
        March 31, 2004 and December 31,
        2003, respectively                             -                     65
     Other                                              700                 700
                                                -----------         -----------
                                                        700                 765
                                                -----------         -----------
                                             $   14,708,928      $   14,024,944
                                                ===========         ===========








                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              March 31          December 31,
                                                2004                2003
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  737,736
   Accounts payable                           605,293             309,921
   Accrued expenses                           431,262             350,769
   Taxes payable                              302,361                -
                                            ---------           ---------
         Total current liabilities          1,338,916           1,398,426
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock, $.10 par value;
      10,0000,000 shares authorized;
      4,991,739 and 4,984,439 shares
      issued, respectively; 4,929,539
      and 4,922,239 shares outstanding,
      respectively                            499,174             498,444
   Capital in excess of par value           3,740,613           3,717,160
   Accumulated other comprehensive loss       (21,170)            (30,614)
   Retained earnings                        9,501,025           8,791,158
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,360,012          12,616,518
                                            ---------           ---------
                                         $ 14,708,928        $ 14,024,944
                                           ==========          ==========


















                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                March 31,
                                                              ------------
                                                         2004            2003
                                                       -------         -------
Cash flows provided by operating activities:
  Net income                                       $   709,867     $   703,429
  Adjustments to reconcile net income to net
      cash provided by operating activities
      Depreciation and amortization                     52,799          51,075
      Amortization of bond premium                        -              3,060
      Net gain on sale of equipment                       -               (500)
    Increase (decrease) in in cash resulting
       from changes in operating assets and
       liabilities
         Accounts receivable                          (361,334)       (465,376)
         Inventories                                   (25,295)        186,966
         Prepaid expenses and other assets             (39,356)         95,434
         Accounts payable                              295,372         134,782
         Accrued expenses and taxes payable            382,854         336,683
                                                    ----------        --------
      Net cash provided by operating activities      1,014,907       1,045,553
                                                    ----------        --------
Cash flows from investing activities:
   Acquisition of plant and equipment                  (58,434)        (27,730)
   Proceeds from sale of equipment                        -                500
   Net change in temporary investments                    -            387,832
   Purchase of marketable securities                  (938,764)           (866)
   Proceeds from sale of marketable securities         877,923          30,000
                                                    ----------        --------
      Net cash (used in) provided by
       investing activities                           (119,275)        389,736
                                                    ----------        --------
Cash flows from financing activities:
   Proceeds from exercise of stock options              24,183            -
   Dividends paid                                     (737,736)       (488,114)
                                                    ----------        --------
     Net cash used in financing activities            (713,553)       (488,114)
                                                    ----------        --------

Net increase in cash and cash
        equivalents                                    182,079         947,175

Cash and cash equivalents at beginning of period     2,710,029       3,184,599
                                                    ----------       ---------
Cash and cash equivalents at end of period         $ 2,892,108     $ 4,131,774
                                                    ==========       =========






                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2003 Annual Report to Shareholders.

     2. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of a new stock-based employee compensation plan to replace the previous two stock-based employee compensation plans that expired in 2003. The new plan covers both employees and Directors. The adoption and implementation of new plan is subject to ratification by the shareholders of the Company, which is expected to take place at the Company's annual meeting of stockholders that is set for May 19, 2004. As permitted under SFAS NO. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure), which amended SFAS NO. 123, (Accounting for Stock-Based Compensation), United-Guardian has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, (Accounting for Stock Issued to Employees), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, (Accounting for Certain Transactions involving Stock Compensation), an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                    Three months ended
                                                          March 31,
                                                     2004            2003
                                                  --------         --------
Reported net income                             $  709,867      $  703,429

 Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                    0               0

 Stock-based employee compensation
   determined under the fair value based
   method, net of related tax effect                     0          (7,216)
                                                 ---------        --------
     Pro forma net income                       $  709,867        $696,213
                                                ==========        ========
 Earnings per share (basic and diluted)
   As reported                                  $      .14        $    .14
   Pro forma                                    $      .14        $    .14

     4. Inventories - Net

     Inventories consist of the following:        March 31,     December 31,
                                                    2004            2003
                                                ----------      ----------
     Raw materials and work in process          $  358,488      $  225,443
     Finished products and fine chemicals          760,119         867,869
                                                ----------      ----------
                                                $1,118,607      $1,093,312
                                                ==========      ==========

     At March 31, 2004 and December 31, 2003, the Company has reserved $219,000 for slow moving and obsolete inventory.

     5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $56,272 and $345 for the three months ended March 31, 2004 and 2003, respectively.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:


                                           Three months ended March 31,
                                                2004           2003
                                               ------         ------
Net income                                   $709,867        $703,429
                                              -------         -------
Other comprehensive income (loss)
   Unrealized gain (loss) on
   marketable securities                       15,175          (5,126)
                                              -------         -------
Income tax (benefit) on
   comprehensive gain (loss)                    5,730          (1,913)
                                              -------         -------
Other comprehensive income (loss)               9,445          (3,213)
                                              -------         -------
Comprehensive income                         $719,312        $700,216
                                              =======         =======

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

     7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share at March 31, 2004 and 2003.

                                                       Three months ended
                                                             March 31,
                                                        2004           2003
                                                       ------         ------
Numerator:
   Net income                                       $  709,867     $  703,429
                                                       =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                           4,923,966      4,881,139

Effect of dilutive securities:
   Employee stock options                               12,686         13,154
                                                     ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                   4,936,652      4,894,293
                                                     =========      =========
Basic and diluted earnings per share                $     0.14     $     0.14
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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2003. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three month periods ended March 31, 2004 and 2003.

                                                                  Three months ended March 31,
                                                     2004                                            2003
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,695,232    $   271,871    $ 2,967,103       $ 2,895,975    $   321,558   $  3,217,533
Depreciation and amortization           25,846           -            25,846            20,196           -            20,196
Segment income (loss) before
   income taxes                      1,103,931        (17,400)     1,086,531         1,113,714        (10,776)     1,102,938


Segment Assets                       2,882,597        372,164      3,254,761         2,244,340        361,631      2,065,971

Capital Expenditure                     54,592           -            54,592            16,833           -            16,833


Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total income for reportable segments                             $ 1,086,531                                    $  1,102,938
Other income, net                                                     57,075                                          39,741
Corporate headquarters expense                                       (38,539)                                        (47,250)
                                                                  ----------                                       ---------
Consolidated earnings before income taxes                        $ 1,105,067                                    $  1,095,429
                                                                  ==========                                       =========

ASSETS
------
Total Assets for reportable segments                             $ 3,254,761                                    $  2,605,971
Corporate headquarters                                            11,454,167                                       9,785,076
                                                                 -----------                                      ----------
     Total consolidated assets                                   $14,708,928                                    $ 12,391,047
                                                                 ===========                                      ==========

Other significant items
-----------------------

                                                                Three Months ended March 31,
                                                     2004                                           2003
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   ------------
Capital Expenditures                 $ 54,592        $ 3,842        $ 58,434          $ 16,833       $ 10,897         $ 27,730
Depreciation and amortization          25,846         26,953          52,799            20,196         33,939           54,135

Geographic Information
----------------------

                                                       2004                                2003
                                           ---------------------------         ---------------------------
                                             Revenues       Long-Lived           Revenues      Long-Lived
                                                              Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 1,779,488   $    1,031,951        $ 1,598,340   $    1,082,681
France                                         346,496                             408,028
Other countries                                841,119                           1,211,165
                                           -----------    -------------        -----------    -------------
                                           $ 2,967,103   $    1,031,951        $ 3,217,533   $    1,082,681
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)*                     $ 1,248,466                         $ 1,477,024
Customer B (Guardian)                          270,340                             329 132
All other customers                          1,448,297                           1,411,377
                                           -----------                         -----------
                                           $ 2,967,103                         $ 3,217,533
                                           ===========                         ===========

* At March 31, 2004 Customer A and B had balances approximating 26% and 20% respectively of accounts receivable. At March 31, 2003 Customer A and B had balances approximating 47% and 21% respectively of accounts receivable.

Item 2. Management's Discussion and Analysis or Plan of Operation

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

     The following discussion and analysis covers material changes in the financial condition of the Company since the end of FY-2003 on December 31, 2003, and a comparison of the results of operations for the three month period ended March 31, 2004 and March 31, 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2003.

RESULTS OF OPERATIONS

      Gross revenue from operations
      -----------------------------

     For the three month period ended March 31, 2004 net sales decreased $250,430 (7.8%) versus the comparable period in 2003. The Guardian Laboratories division ("Guardian") had a sales decrease of $200,743 (6.9%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $49,687 (15.5%).

     The decrease in Guardian's sales is believed to be due mainly to normal fluctuations in purchasing patterns of its customers. The decrease in Eastern's sales is believed to be partially attributable to normal fluctuations in purchasing patterns of its customers, but may also be partially due to some loss of business due to the Company maintaining lower inventory levels as compared to the prior year.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales decreased to 42.9% for the three months ended March 31, 2004 from 47.6% for the comparable period ended March 31, 2003. This decrease is mainly due to a reduction in the capitalization of overhead for the three month period in 2004 as compared to the comparable period in the prior year.

     Operating Expenses
     ------------------

     Operating expenses increased $14,153 (2.2%) for the three months ended March 31, 2004 compared to the comparable period in 2003. Increases in expenses for the three month period were mainly due to payroll and payroll related costs, including bonus accrual.

     Investment income
     -----------------

     Investment income increased $17,851 (45.5%) for the three months ended March 31, 2004 when compared to the comparable period in 2003. This increase was attributable to an increase in investment in bonds with higher yields as opposed to lower-yielding money market funds and certificates of deposit. Investment income is recorded net of brokerage fees.

     Provision for income taxes
     --------------------------

     The provision for income taxes increased $3,200 (0.8%) for the three months ended March 31, 2004 as compared to the comparable period in 2003. This increase is mainly due to increased investment income, partially offset by the decrease in operating income during the three months ended March 31, 2004, as compared to the comparable period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $11,599,502 at December 31, 2003 to $12,337,361 at March 31, 2004. The current ratio increased from 9.3 to 1 at December 31, 2003 to 10.2 to 1 at March 31, 2004. The Company has no commitments for any further significant capital expenditures during the remainder of 2004, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $1,014,907 and $1,045,553 for the three months ended March 31, 2004 and March 31, 2003 respectively. The decrease was primarily due to the net effect of increases and decrease in accounts receivable and accounts payable.

     During the three month period ended March 31, 2004 $119,275 was used in investment activities, as compared to the three months ended March 31, 2003 when $389,736 was provided by investing activities. The change from $389,736 provided by investing activities in 2003 to $119,275 used in investing activities in 2004 was due to an increase in purchases of marketable securities (primarily bonds).

     Cash used in financing activities was $713,553 and $488,114 for the three months ended March 31, 2004 and March 31, 2003 respectively. The increase is due primarily to an increase in dividends paid during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

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

                       PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS: NONE
ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS: NONE
ITEM 3 - DEFAULTS UPON SENIOR SECURITIES: NONE
ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE
ITEM 5 - OTHER INFORMATION: NONE
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

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

     b. Reports on Form 8-K

               There was one report on Form 8-K filed on March 12, 2004 pertaining to the issuance of an earnings release by the Company on March 12, 2004.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

Date:  May 7, 2004