Form 10QSB
period 2004-06-30
UNITED GUARDIAN INC
filed 2004-08-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended     June 30, 2004
                                             ------------------

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









































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX


                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Earnings -
                Six Months Ended June 30, 2004 and 2003.................. 2

              Consolidated Balance Sheets -
                June 30, 2004 and December 31, 2003..................... 3-4

              Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2004 and 2003.................. 5

              Consolidated Notes to Financial Statements............... 6-10

   Item 2 - Management's Discussion and Analysis or Plan of
              Operations ............................................. 10-14

   Item 3 - Controls and Procedures...................................    14

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings.........................................    14

   Item 2 - Changes in Securities and Use of Proceeds.................    14

   Item 3 - Defaults Upon Senior Securities...........................    14

   Item 4 - Submission of Matters to a Vote of Security Holders.......    14

   Item 5 - Other Information.........................................    14

   Item 6 - Exhibits and Reports On Form 8-K.......................... 14-15

Signatures............................................................    15

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                                          SIX MONTHS ENDED              THREE MONTHS ENDED
                                              June 30,                        June 30,
                                         2004          2003              2004          2003
Revenue:
  Net sales                          $ 5,990,071   $ 6,317,077       $ 3,022,968   $ 3,099,544
                                      ----------    ----------        ----------    ----------
Costs and expenses:
  Cost of sales                        2,598,815     3,053,516         1,325,555     1,523,369
  Operating expenses                   1,347,487     1,262,808           701,636       631,110
                                      ----------    ----------        ----------    ----------
                                       3,946,302     4,316,324         2,027,191     2,154,479
                                      ----------    ----------        ----------    ----------
      Income from operations           2,043,769     2,000,753           995,777       945,065


Other income (expense):
  Investment income                      106,412        79,164            49,320        39,923
  Gain on sale of assets                    -              500              -             -
  Other                                      (17)          (25)             -              (25)
                                       ----------    ---------         ----------    ---------
        Income before income taxes     2,150,164     2,080,392         1,045,097       984,963

Provision for income taxes               768,000       742,000           372,800       350,000
                                       ---------     ---------         ---------     ---------
      Net income                     $ 1,382,164   $ 1,338,392       $   672,297   $   634,963
                                       =========     =========         =========     =========
Earnings per common share
   (basic and diluted)               $      0.28   $      0.27       $      0.14   $      0.13
                                       =========     =========         =========     =========
Weighted average shares
  - basic                              4,926,753     4,883,951         4,929,539     4,886,733
                                       =========     =========         =========     =========
Weighted average shares
  - diluted                            4,937,206     4,900,032         4,937,759     4,905,740
                                       =========     =========         =========     =========











                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    June 30,      December  31,
                                                      2004              2003
                                                 ------------     -------------
              ASSETS                              (UNAUDITED)    (DERIVED FROM
                                                               AUDITED FINANCIAL
                                                                   STATEMENTS)
Current assets:
     Cash and cash equivalents                $   3,038,098      $    2,710,029
     Temporary investments                        1,517,008           1,615,751
     Marketable securities                        6,092,186           6,098,986
     Accounts receivable, net of
       allowance for doubtful accounts
       of 27,000  at June 30, 2004
       and December 31, 2003                      1,315,482           1,007,055
     Inventories (net)                            1,478,979           1,093,312
     Prepaid expenses and other
        current assets                              257,533             264,978
     Deferred income taxes                          237,017             207,817
                                                -----------         -----------
              Total current assets               13,936,303          12,997,928
                                                -----------         -----------

Property, plant and equipment:
     Land                                            69,000              69,000
     Factory equipment and fixtures               2,919,710           2,825,125
     Building and improvements                    2,073,191           2,068,752
     Waste disposal plant                           133,532             133,532
                                                -----------         -----------
                                                  5,195,433           5,096,409
       Less: Accumulated depreciation             4,173,273           4,070,158
                                                -----------         -----------
                                                  1,022,160           1,026,251
                                                -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $981,797 and $981,732 at
        June 30, 2004 and December 31,
        2003, respectively                             -                     65
     Other                                              700                 700
                                                -----------         -----------
                                                        700                 765
                                                -----------         -----------
                                             $   14,959,163      $   14,024,944
                                                ===========         ===========









                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              June 30           December 31,
                                                2004                2003
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  737,736
   Accounts payable                           475,893             309,921
   Accrued expenses                           480,340             350,769
   Taxes payable                               19,001                -
                                            ---------           ---------
         Total current liabilities            975,234           1,398,426
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock, $.10 par value;
      10,0000,000 shares authorized;
      4,991,739 and 4,984,439 shares
      issued, respectively; 4,929,539
      and 4,922,239 shares outstanding,
      respectively                            499,174             498,444
   Capital in excess of par value           3,740,613           3,717,160
   Accumulated other comprehensive loss       (79,550)            (30,614)
   Retained earnings                       10,173,322           8,791,158
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,973,929          12,616,518
                                            ---------           ---------
                                         $ 14,959,163        $ 14,024,944
                                           ==========          ==========


















                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                                June 30,
                                                              ------------
                                                         2004            2003
                                                       -------         -------
Cash flows provided by operating activities:
  Net income                                       $ 1,382,164     $ 1,338,392
  Adjustments to reconcile net income to net
      cash provided by operating activities
      Depreciation and amortization                    103,180         102,539
      Amortization of bond premium                        -              4,589
      Net gain on sale of equipment                       -               (500)
      Provision for doubtful accounts                     -             11,406
      Provision for inventory obsolescence             (91,000)         34,000
    Increase (decrease) in cash resulting
       from changes in operating assets and
       liabilities
         Accounts receivable                          (308,427)       (564,454)
         Inventories                                  (294,667)        349,175
         Prepaid expenses and other assets               7,445         109,911
         Accounts payable                              165,972             993
         Accrued expenses and taxes payable            148,572          60,368
                                                    ----------        --------
      Net cash provided by operating activities      1,113,239       1,446,419
                                                    ----------        --------
Cash flows from investing activities:
   Acquisition of plant and equipment                  (99,024)        (83,584)
   Proceeds from sale of equipment                        -                500
   Net change in temporary investments                  98,743       1,377,512
   Purchase of marketable securities                (1,247,013)         (1,900)
   Proceeds from sale of marketable securities       1,175,677         430,000
                                                    ----------        --------
      Net cash (used in) provided by
       investing activities                            (71,617)      1,722,528
                                                    ----------        --------
Cash flows from financing activities:
   Proceeds from exercise of stock options              24 183         101,050
   Dividends paid                                     (737,736)       (488,114)
                                                    ----------        --------
     Net cash used in financing activities            (713,553)       (387,064)
                                                    ----------        --------

Net increase in cash and cash
        equivalents                                    328,069       2,781,883

Cash and cash equivalents at beginning of period     2,710,029       3,184,599
                                                    ----------       ---------
Cash and cash equivalents at end of period         $ 3,038,098     $ 5,966,482
                                                    ==========       =========




                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2003 Annual Report to Shareholders.

     2. The results of operations for the three and six months ended June 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of a new stock-based employee compensation plan to replace the previous two stock-based employee compensation plans that expired in 2003. The new plan covers both employees and Directors. The adoption and implementation of new plan was ratified by the shareholders of the Company at the Company's annual meeting of shareholders on May 19, 2004. As permitted under FAS NO. 148, (Accounting for Stock-Based Compensation-Transition and Disclosure), which amended SFAS NO. 123, (Accounting for Stock-Based Compensation), United-Guardian has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, (Accounting for Stock Issued to Employees), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, (Accounting for Certain Transactions involving Stock Compensation), an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                             Six months ended              Three months ended
                                                   June 30,                      June30,
                                              2004            2003           2004            2003
                                           --------         --------      --------         --------
Reported net income                      $1,382,164      $1,338,392     $  672,297      $  634,963

 Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects             0               0              0               0

 Stock-based employee compensation
   determined under the fair value based
   method, net of related tax effect              0         (13,195)             0          (5,979)
                                          ---------        --------      ---------        --------
     Pro forma net income                $1,382,164      $1,325,197     $  672,297        $628,984
                                         ==========        ========     ==========        ========
 Earnings per share (basic and diluted)
   As reported                           $      .28        $    .27     $      .14        $    .13
   Pro forma                             $      .28        $    .27     $      .14        $    .13



     4. Inventories - Net

     Inventories consist of the following:        June 30,     December 31,
                                                    2004            2003
                                                ----------      ----------
     Raw materials and work in process          $  520,452      $  225,443
     Finished products and fine chemicals          958,527         867,869
                                                ----------      ----------
                                                $1,478,979      $1,093,312
                                                ==========      ==========

     At June 30, 2004 and December 31, 2003, the Company has reserved $128,000 and $219,000, respectively, for slow moving and obsolete inventory.

     5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $712,432 and $617,645 for the six months ended June 30, 2004 and 2003, respectively.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                      Six months ended June 30,    Three months ended June 30,
                                         2004          2003            2004          2003
                                        ------        -----           ------        ------
Net income                           $1,382,164    $1,338,392      $  672,297    $  634,963
                                      ---------     ---------       ---------     ---------
Other comprehensive income (loss)
   Unrealized gain (loss) on
   marketable securities                 (78,136)       22,243         (93,311)      27,369
                                       ---------     ---------       ---------    ---------
Income tax (benefit) on
   comprehensive (loss) gain             (29,200)        8,280         (34,930)       10,193
                                       ---------     ---------       ---------     ---------
Other comprehensive (loss) income        (48,936)       13,963         (58,381)       17,176
                                       ---------     ---------       ---------     ---------
Comprehensive income                  $1,333,228    $1,352,355      $  613,916    $  652,139
                                       =========     =========       =========     =========

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

     7. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share at June 30, 2004 and 2003.

                                             Six months ended              Three months ended
                                                  June 30,                       June 30,
                                             2004           2003            2004           2003
                                            ------         ------          ------         ------
Numerator:
   Net income                            $1,382,164     $1,338,392      $  672,297     $  634,963
                                          =========      =========         =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                4,926,753      4,883,951       4,929,539      4,886,733

Effect of dilutive securities:
   Employee stock options                    10,453         16,081           8,220         19,007
                                          ---------      ---------       ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions        4,937,206      4,900,032       4,937,759      4,905,740
                                          =========      =========       =========      =========
Basic and diluted earnings per share     $     0.28     $     0.27      $     0.14     $     0.13
                                          =========      =========       =========      =========


     8. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2003. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the six and three month periods ended June 30, 2004 and 2003.

                                                                   Six months ended June 30,

                                                     2004                                            2003
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 5,422,334    $   567,737    $ 5,990,071       $ 5,738,137    $   578,940   $  6,317,077
Depreciation and amortization           49,767           -            49,767            45,807           -            45,807
Segment income (loss) before
   income taxes                      2,165,996        (46,054)     2,119,942         2,126,841        (39,988)     2,086,853


Segment Assets                       3,134,561        551,755      3,686,316         2,406,962        275,078      2,682,040

Capital Expenditure                     92,221           -            92,221            58,845           -            58,845


Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total income for reportable segments                             $ 2,119,942                                    $  2,086,853
Other income, net                                                    106,395                                          79,639
Corporate headquarters expense                                       (76,173)                                        (86,100)
                                                                  ----------                                       ---------
Consolidated earnings before income taxes                        $ 2,150,164                                    $  2,080,392
                                                                  ==========                                       =========

ASSETS
------
Total Assets for reportable segments                             $ 3,686,316                                    $  2,682,040
Corporate headquarters                                            11,272,847                                      10,052,092
                                                                 -----------                                      ----------
     Total consolidated assets                                   $14,959,163                                    $ 12,734,132
                                                                 ===========                                      ==========

                                                                  Three months ended June 30,
                                                     2004                                            2003
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,727,102    $   295,866    $ 3,022,968       $ 2,842,162    $   257,382   $  3,099,544
Depreciation and amortization           23,921           -            23,921            25,611           -            25,611
Segment income (loss) before
   income taxes                      1,062,065        (28,654)     1,033,411         1,013,127        (29,212)       983,915






Income before income taxes
----------------------------
Total income for reportable segments                             $ 1,033,411                                    $    983,915
Other income, net                                                     49,320                                          39,898
Corporate headquarters expense                                       (37,634)                                        (38,850)
                                                                  ----------                                       ---------
Consolidated earnings before income taxes                        $ 1,045,097                                    $    984,963
                                                                  ==========                                       =========

Other significant items
-----------------------

                                                                  Six Months ended June 30,
                                                     2004                                           2003
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   ------------
Capital Expenditures                 $ 92,221        $ 6,803        $ 99,024          $ 58,845       $ 24,739         $ 83,584
Depreciation and amortization          49,767         53,413         103,180            45,807         56,732          102,539

Geographic Information
----------------------

                                                       2004                                2003
                                           ---------------------------         ---------------------------
                                             Revenues       Long-Lived           Revenues      Long-Lived
                                                              Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,936,424   $    1,022,160        $ 2,323,878   $    1,087,071
France                                         753,847                             714,879
Other countries                              2,299,800                           3,278,320
                                           -----------    -------------        -----------    -------------
                                           $ 5,990,071   $    1,022,160        $ 6,137,077   $    1,087,071
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)*                     $ 2,527,401                         $ 2,230,979
Customer B (Guardian)                          627,476                             621,640
All other customers                          2,835,194                           3,464,458
                                           -----------                         -----------
                                           $ 5,990,071                         $ 6,317,077
                                           ===========                         ===========

     * At June 30, 2004 Customer A and B had balances approximating 40% and 14% respectively of accounts receivable. At June 30, 2003 Customer A and B had balances approximating 25% and 9% respectively of accounts receivable.

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

     The Company's Eastern Chemical subsidiary distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Eastern's products are marketed through advertising in trade publications and direct mailings and are sold both to distributors and directly to end users for use in a wide variety of applications. Since the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Company believes has greater growth potential, the Company has reduced Eastern's inventory levels in order to make the subsidiary more marketable in the event the Company decides to sell the Eastern operation at some future date. This has resulted in some reduction in sales for this division. Sales of this division have also declined as a result of increased competition from new and existing competitors that are making increased use of the the Internet as a selling tool.

     Products manufactured by the Company are marketed worldwide through its extensive marketing and distribution arrangements. Currently approximately half of the Company's sales are to foreign customers.

     The following discussion and analysis covers material changes in the financial condition of the Company since December 31, 2003, and a comparison of the results of operations for the three and six month periods ended June 30, 2004 and June 30, 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2003.


RESULTS OF OPERATIONS

      Gross revenue from operations
      -----------------------------

     For the six month period ended June 30, 2004 net sales decreased $327,006 (5.2%) versus the comparable period in 2003. The Guardian Laboratories division ("Guardian") had a sales decrease of $315,803 (5.5%) while the Eastern Chemical subsidiary ("Eastern") had a sales decrease of $11,203 (1.9%).

     For the three month period ended June 30, 2004 net sales decreased $76,576 (2.5%) versus the comparable period in 2003. Guardian sales decreased $115,060 (4.0%) while Eastern sales increased $38,484 (15%).

     The decreases in Guardian's sales is believed to be due mainly to normal fluctuations in purchasing patterns of its customers. The six month decrease and three month increase in Eastern's sales is believed to be partially attributable to normal fluctuations in purchasing patterns of its customers, but the decrease may also be partially due to some loss of business due to the Company maintaining lower inventory levels as compared to the prior year.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales decreased to 43.4% for the six months ended June 30, 2004 from 48.3% for the comparable period ended June 30, 2003. For the three month period ended June 30 2004 compared to the three month period ended June 30, 2003 cost of sales as a percentage of sales decreased to 43.8% from 49.1%. These decreases are mainly due to a reduction in the capitalization of overhead for the six and three month periods in 2004 as compared to the comparable periods in the prior year.

     Operating Expenses
     ------------------

     Operating expenses increased $84,679 (6.7%) for the six months ended June 30, 2004 compared to the comparable period in 2003. For the three month period ended June 30, 2004 operating expenses increased $70,526 (11.2%) over the comparable period in 2003. Increases in expenses for the six month and three month periods were mainly due to increases in insurance costs and payroll related costs, including a bonus accrual.

     Investment income
     -----------------

     Investment income increased $27,248 (34.4%) for the six months ended June 30, 2004 when compared to the comparable period in 2003 and $9,397 (23.5) for the three months ended June 30, 2004 when compared to the comparable period in 2003. This increase is attributable to an increase in investment in bonds with higher yields as opposed to lower-yielding money market funds and certificates of deposit. Investment income is recorded net of brokerage fees.

     Provision for income taxes
     --------------------------

     The provision for income taxes increased $26,000 (3.5%) for the six months ended June 30, 2004 as compared to the comparable period in 2003 and $22,800 (6.5%) for the three months ended June 30, 2004 when compared to the comparable period in 2003. The increases for the six and three months ended June 30, 2004 when compared to the comparable period in 2003 are mainly due to an increases in operating income and investment income.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $11,599,502 at December 31, 2003 to $12,961,069 at June 30, 2004. The current ratio increased from 9.3 to 1 at December 31, 2003 to 14.3 to 1 at June 30, 2004. The Company has no commitments for any further significant capital expenditures during the remainder of 2004, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $1,113,239 and $1,446,419 for the six months ended June 30, 2004 and June 30, 2003 respectively. The decrease was primarily due to the net effect of increases in inventory and accounts receivable partially offset by an increase in accounts payable.

     During the six month period ended June 30, 2004 $71,617 was used in investment activities, as compared to the six months ended June 30, 2003 when $1,722,528 was provided by investing activities. The change was primarily due to the redemption of certificates of deposit in 2003 and the purchase of temporary investments in 2004 (primarily money market funds).

     Cash used in financing activities was $713,553 and $387,064 for the six months ended June 30, 2004 and June 30, 2003 respectively. The increase is due primarily to an increase in dividends paid during the six months ended June 30, 2004 as compared to the three months ended June 30, 2003.

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

     b. Reports on Form 8-K

              On May 27, 2004 the Company filed a report on Form 8-K pertaining to an earnings release that the Company had issued on May 7, 2004.


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

Date:  August 9, 2004