Form 10QSB
period 2004-09-30
UNITED GUARDIAN INC
filed 2004-11-05
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended   September 30, 2004
                                             ------------------

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

Yes _________             No ____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    4,929,539
                                  -------------











































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX


                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income - Three and
                Nine Months Ended September 30, 2004 and 2003.........     2

              Consolidated Balance Sheets -
                September 30, 2004 and December 31, 2003..............   3-4

              Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2004 and 2003.........     5

              Consolidated Notes to Financial Statements..............  6-10

   Item 2 - Management's Discussion and Analysis of
             Financial Condition and Results of Operations............ 11-14

   Item 3 - Controls and Procedures...................................    14

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings..........................................   15

   Item 2 - Changes in Securities and Use of Proceeds..................   15

   Item 3 - Defaults Upon Senior Securities............................   15

   Item 4 - Submission of Matters to a Vote of Security Holders........   15

   Item 5 - Other Information..........................................   15

   Item 6 - Exhibits and Reports On Form 8-K...........................   15

Signatures.............................................................   15

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (UNAUDITED)

                             NINE MONTHS ENDED           THREE MONTHS ENDED
                                SEPTEMBER 30,                SEPTEMBER 30,
                             2004          2003           2004          2003
                            ------        ------         ------        ------
Revenue:
  Net sales              $ 8,977,454   $ 8,632,494    $ 2,987,383   $ 2,315,417
                          ----------    ----------     ----------    ----------
Costs and expenses:
  Cost of sales            4,001,219     4,018,227      1,402,404       964,711
  Operating expenses       1,898,225     1,829,687        550,738       566,879
                          ----------    ----------     ----------    ----------
                           5,899,444     5,847,914      1,953,142     1,531,590
      Income from         ----------    ----------     ----------    ----------
         operations        3,078,010     2,784,580      1,034,241       783,827


Other income (expense):
  Investment income          160,267       118,291         53,855        39,127
  Gain on sale of assets        -              500           -             -
  Other                          (17)          (25)          -             -
        Income before      ----------    ----------     ----------    ----------
           income taxes    3,238,260     2,903,346      1,088,096       822,954

Provision for income
    taxes                  1,157,000     1,032,000        389,000       290,000
                           ---------     ---------      ---------     ---------
      Net income         $ 2,081,260   $ 1,871,346    $   699,096   $   532,954
                           =========     =========      =========     =========
Earnings per common share
   (basic and diluted)   $      0.42   $      0.38    $      0.14   $      0.11
                           =========     =========      =========     =========
Weighted average shares
  - basic                  4,927,688     4,892,737      4,929,539     4,910,022
                           =========     =========      =========     =========
Weighted average shares
  - diluted                4,937,223     4,910,370      4,937,237     4,930,761
                           =========     =========      =========     =========












                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,      DECEMBER 31,
                                                2004               2003
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
     Cash and cash equivalents           $   4,048,077      $    2,710,029
     Temporary investments                   1,000,625           1,615,751
     Marketable securities                   6,124,386           6,098,986
     Accounts receivable, net of
       allowance for doubtful accounts
       of $27,000 at September 30,
       2004 and December 31, 2003
       respectively                          1,326,249           1,007,055
     Inventories (net)                       1,377,860           1,093,312
     Prepaid expenses and other
        current assets                         213,310             264,978
     Deferred income taxes                     234,217             207,817
                                           -----------         -----------
              Total current assets          14,324,724          12,997,928
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          2,934,171           2,825,125
     Building and improvements               2,081,497           2,068,752
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,218,200           5,096,409
       Less: Accumulated depreciation        4,220,718           4,070,158
                                           -----------         -----------
                                               997,482           1,026,251
                                           -----------         -----------
Other assets:
     Processes and patents, net of
        accumulated amortization of
        $981,797 and $981,732 at
        September 30, 2004 and December
        31, 2003, respectively                    -                     65
     Other                                         700                 700
                                           -----------         -----------
                                                   700                 765
                                           -----------         -----------
                                        $   15,322,906      $   14,024,944
                                           ===========         ===========









                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                           SEPETMBER 30,        DECEMBER 31,
                                               2004                2003
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $1,232,385          $  737,736
   Accounts payable                           198,521             309,921
   Accrued expenses                           322,433             350,769
   Taxes payable                              114,456                -
                                            ---------           ---------
         Total current liabilities          1,867,795           1,398,426
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      4,991,739 and 4,984,439 shares
      issued, respectively; 4,929,539
      and 4,922,239 shares outstanding,
      respectively                            499,174             498,444
   Capital in excess of par value           3,740,613           3,717,160
   Accumulated other comprehensive loss       (75,079)            (30,614)
   Retained earnings                        9,640,033           8,791,158
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,445,111          12,616,518
                                            ---------           ---------
                                         $ 15,322,906        $ 14,024,944
                                           ==========          ==========



















                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              ------------
                                                         2004             2003
                                                       -------          -------
Cash flows provided by operating activities:
  Net income                                       $ 2,081,260      $ 1,871,346
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    150,625          149,349
      Amortization of bond premium                        -               5,548
      Net gain on sale of equipment                       -                (500)
      Provision for doubtful accounts                     -              11,406
      Provision for inventory obsolescence             (91,000)         125,800
      (Increase) decrease in assets:
         Accounts receivable                          (319,194)        (344,831)
         Inventories                                  (193,548)          65,567
         Prepaid expenses and other current
           and non-current assets                       51,668          168,576
      Increase (decrease) in liabilities:
         Accounts payable                             (111,400)          31,539
         Accrued expenses and taxes payable             86,120           71,623
                                                    ----------       ----------
      Net cash provided by operating activities      1,654,531        2,155,423
                                                    ----------       ----------
Cash flows from investing activities:
   Acquisition of property, plant and equipment       (121,791)         (90,068)
   Proceeds from sale of equipment                        -                 500
   Net change in temporary investments                 615,126        1,871,751
   Proceeds from sale of marketable securities       2,032,274          480,000
   Purchase of marketable securities                (2,128,539)      (5,561,073)
                                                    ----------       ----------
      Net cash provided by (used in)
       investing activities                            397,070       (3,298,890)
                                                    ----------       ----------
Cash flows from financing activities:
   Proceeds from exercise of stock options              24,183          113,835
   Dividends paid                                     (737,736)        (488,114)
                                                    ----------       ----------
     Net cash used in financing activities            (713,553)        (374,279)
                                                    ----------       ----------

Net increase (decrease) in cash and
   cash equivalents                                  1,338,048       (1,517,746)

Cash and cash equivalents at beginning of period     2,710,029        3,184,599
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 4,048,077      $ 1,666,853
                                                    ==========       ==========





                        See notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

      1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2003 Annual Report to Shareholders.

     2. The results of operations for the three and nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of a new stock-based employee compensation plan to replace the previous two stock-based employee compensation plans that expired in 2003. The new plan covers both employees and Directors. The adoption and implementation of new plan was ratified by the shareholders of the Company at the Company's annual meeting of shareholders on May 19, 2004. As permitted under FAS NO. 148, (Accounting for Stock- Based Compensation-Transition and Disclosure), which amended SFAS NO. 123, (Accounting for Stock-Based Compensation), United-Guardian has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principle Board Opinion
("APB") No. 25, (Accounting for Stock Issued to Employees), and related interpretations including Financial Accounting Standards Board Interpretation No. 44, (Accounting for Certain Transactions involving Stock Compensation), an interpretation of APB No. 25. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.


                                                    Nine months ended              Three months ended
                                                        September 30,                 September 30,
                                                    2004            2003           2004            2003
                                                  --------        --------       --------        --------
Reported net income                             $2,081,260      $1,871,346       $699,096        $532,954

 Stock-based employee compensation
   expense included in reported net
   income, net of related tax effects                    0               0              0               0

 Stock-based employee compensation
   determined under the fair value based
   method, net of related tax effect                     0         (15,957)             0          (2,762)
                                                 ---------       ---------       --------        --------
     Pro forma net income                       $2,081,260      $1,855,389       $699,096        $530,192
                                                ==========      ==========       ========        ========
 Earnings per share (basic and diluted)
   As reported                                  $      .42      $      .38       $    .14        $    .11
   Pro forma                                    $      .42      $      .38       $    .14        $    .11


     4. Inventories - Net

     Inventories consist of the following:     September 30,    December 31,
                                                    2004            2003
                                                ----------      ----------
     Raw materials and work in process          $  491,590      $  225,443
     Finished products and fine chemicals          886,270         867,869
                                                ----------      ----------
                                                $1,377,860      $1,093,312
                                                ==========      ==========

      At September 30, 2004 and December 31, 2003, the Company has reserved $128,000 and $219,000 respectively for slow moving and obsolete inventory.

      5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $1,005,977 and $801,295 for the nine months ended September 30, 2004 and 2003, respectively.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                          Nine months ended September 30,    Three months ended September 30,
                                                2004            2003              2004            2003
                                               ------          ------            ------          ------
Net income                                 $2,081,260      $1,871,346          $699,096        $532,954
                                            ---------       ---------           -------         -------
Other comprehensive income (loss)
   Unrealized gain (loss) on
   marketable securities                      (70,866)         47,795             7,270          25,552
                                              -------         -------           -------         -------
Income tax benefit on
   comprehensive gain (loss)                  (26,400)         17,827             2,800           9,547
                                              -------         -------           -------         -------
Other comprehensive income (loss)             (44,466)         29,968             4,470          16,021
                                              -------         -------           -------         -------
Comprehensive income                       $2,036,794      $1,901,314          $703,566        $548,975
                                            =========       =========           =======         =======

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         7. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at September 30, 2004 and 2003.

                                                    Nine months ended            Three months ended
                                                       September 30,                September 30,
                                                     2004           2003          2004           2003
                                                    ------         ------        ------         ------
Numerator:
   Net income                                    $2,081,260     $1,871,346    $  669,096     $  532,954
                                                  =========      =========       =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                        4,927,688      4,892,737     4,929,539      4,910,022

Effect of dilutive securities:
   Employee stock options                             9,535         17,633         7,698         20,739
                                                  ---------      ---------     ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                4,937,223      4,910,370     4,937,237      4,930,761
                                                  =========      =========     =========      =========
Basic and diluted earnings per share             $     0.42     $     0.38    $     0.14     $     0.11
                                                  =========      =========     =========      =========



     8. The Company has the following two reportable business segments: Guardian Laboratories and Eastern Chemical. The Guardian segment conducts research, development and manufacturing of cosmetic ingredients, personal and health care products, pharmaceuticals and specialty industrial products. The Eastern segment distributes fine chemicals, solutions, dyes and reagents.


     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2003. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the nine and three month periods ended September 30, 2004 and 2003.

                                                               Nine months ended September 30,
                                                     2004                                            2003
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 8,119,929    $   857,525    $ 8,977,454       $ 7,824,875    $   807,619    $ 8,632,494
Depreciation and amortization           70,196           -            70,196            64,852           -            64,852
Segment income (loss) before
  income taxes                       3,251,553        (52,620)     3,198,933         2,894,764         14,191      2,908,955

Segment assets                       3,018,158        362,946      3,381,104         2,076,219        303,359      2,379,578

Capital expenditure                    106,556           -           106,556            62,808            -           62,808

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 3,198,933                                     $ 2,908,955
Other income, net                                                    160,250                                         118,766
Corporate headquarters expense                                      (120,923)                                       (124,375)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 3,238,260                                     $ 2,903,346
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,381,104                                     $ 2,379,578
Corporate headquarters                                            11,941,802                                      10,958,098
                                                                  ----------                                      ----------
      Total consolidated assets                                  $15,322,906                                     $13,337,676
                                                                  ==========                                      ==========

                                                                  Three months ended September 30,
                                                     2004                                            2003
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,697,595    $   289,788    $ 2,987,383       $ 2,086,738    $   228,679    $ 2,315,417
Depreciation and amortization           20,429           -            20,439            19,045           -            19,045
Segment income (loss) before
   income taxes                      1,085,557         (6,566)     1,078,991           767,923         54,179        822,102












Earnings before income taxes
----------------------------
Total income for reportable segments                             $ 1,078,991                                     $   822,102
Other income, net                                                     53,855                                          39,127
Corporate headquarters expense                                       (44,750)                                        (38,275)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 1,088,096                                     $   822,954
                                                                  ==========                                      ==========
Other significant items
-----------------------

                                                                 Nine Months ended September 30,
                                                     2004                                           2003
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Expenditures for assets              $106,556       $ 15,235        $121,791          $ 62,808       $ 27,260        $ 90,068
Depreciation and amortization          70,196         80,429         150,625            64,852         84,497         149,349

Geographic Information
----------------------

                                                       2004                                2003
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 4,979,126   $      997,482        $ 4,384,781   $    1,046,745
France                                       1,117,867                           1,069,869
Other countries                              2,880,461                           3,177,844
                                           -----------    -------------        -----------    -------------
                                           $ 8,977,454   $      997,482        $ 8,632,494   $    1,046,745
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)*                     $ 3,654,792                         $ 3,523,475
Customer B (Guardian)                          959,980                             876,078
All other customers                          4,362,682                           4,232,941
                                           -----------                         -----------
                                           $ 8,977,454                         $ 8,632,494
                                           ===========                         ===========

* At September 30, 2004 Customer A had a balance approximating 32% of accounts receivable.
  At September 30, 2003 Customer A had a balance approximating 28% of accounts receivable.

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

     The Company's Eastern Chemical subsidiary distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Eastern's products are marketed through advertising in trade publications and direct mailings and are sold to both to distributors and directly to end users for use in a wide variety of applications. Since the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Company believes has greater growth potential, the Company has reduced Eastern's inventory levels in order to make the subsidiary more marketable in the event the Company decided to sell the Eastern operation. This has resulted in some reduction in sales for this division. Sales of this division have also declined as a result of increased competition from new and existing competitors that are making increased use of the Internet as a selling tool. Recently the Company entered into discussions with several companies that expressed interest in purchasing the Eastern operation, and is continuing discussions with one Company in particular that could be a likely candidate to purchase the operation. Although there is not yet any firm agreement between the parties, the Company is hopeful that an agreement can be reached shortly.

     Products manufactured by the Company are marketed worldwide through its extensive marketing and distribution arrangements. Approximately half of the Company's sales are to foreign customers.

      The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2003, and a comparison of the results of operations for the three and nine month periods ended September 30, 2004 and September 30, 2003. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2003.

RESULTS OF OPERATIONS

      Gross revenue from operations
      -----------------------------

     For the nine month period ended September 30, 2004 net sales increased $344,960 (4.0%) versus the comparable period in 2003. The Guardian Laboratories division ("Guardian") had a sales increase of $295,054 (3.8%) while the Eastern Chemical subsidiary ("Eastern") had a sales increase of $49,906 (6.2%).

     For the three month period ended September 30, 2004 net sales increased $671,966 (29.0%) over the comparable period in 2003. Guardian sales increased $610,857 (29.3%), while Eastern sales increased $61,109 (26.7%).

     The increase in Guardian's and Eastern's sales for the three and nine month periods is believed to be due mainly to normal fluctuations in purchasing patterns of its customers.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales decreased to 44.6% for the nine months ended September 30, 2004 from 46.5% for the comparable period ended September 30, 2003. This decrease is mainly due to a favorable production variance. Excluding realized savings from disposal costs and obsolete inventory, cost of sales, as a percentage of sales, would have been 50.0% for the nine month period ended September 30, 2003 as compared to 44.6% for the comparable period in the current year.

     For the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 the cost of sales as a percentage of sales increased to 46.5% from 41.7%. For the three months ended September 30, 2003, cost of sales as a percentage of sales would have been 54.7% as compared to 46.9% for the comparable period in the current year. This decrease for the three month period ended September 30, 2004 is mainly due to a favorable production variance.

     For the three months ended September 30, 2003, the Company realized savings in disposal costs and obsolete inventory of approximately $50,000 and $126,000 respectively. The Company had recorded such reserves in prior years.

     Operating Expenses
     ------------------

     Operating expenses increased $68,538 (3.7%) for the nine months ended September 30, 2004 compared to the comparable period in 2003. For the three month period ended September 30, 2004 operating expenses decreased $16,141
(2.8%) over the comparable period in 2003. The increase for the nine month period was primarily due to the net effect of increased insurance costs and a one time reserve for the payment of a civil fine in September of 2003 (see "Legal Proceedings" section of the Company's Form 10-QSB for the period ended September 30, 2003). For the three month period decreases in expenses were mainly due to the aforementioned civil penalty that was accrued in September 2003.

     Investment income
     ---------------

     Investment income increased $41,976 (35.5%) for the nine months ended September 30, 2004 as compared to the comparable period in 2003, and $14,728 (37.6%) for the three months ended September 30, 2004 when compared to the comparable period in 2003. These increases were mainly attributable to an increase in interest rates. Investment income is recorded net of brokerage fees.

     Provision for income taxes
     --------------------------

     The provision for income taxes increased $125,000 (12.1%) for the nine months ended September 30, 2004 when compared to the comparable period in 2003, and $99,000 (34.1%) for the three months ended September 30, 2004 when compared to the comparable period in 2003. These increases are due to increased earnings before taxes of $334,914 for the nine months ended September 30, 2004 and $265,142 for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $11,599,502 at December 31, 2003 to $12,465,929 at September 30, 2004. The current ratio decreased from 9.3 to 1 at December 31, 2003 to 7.7 to 1 at September 30, 2004. The decrease in current ratio was due to a $.25 per share dividend declared in September 2004. The Company has no commitments for any further significant capital expenditures during the remainder of 2004, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $1,654,531 and $2,155,423 for the nine months ended September 30, 2004 and September 30, 2003 respectively. The decrease was primarily due to the increase in inventories and accounts payable.

     During the nine month period ended September 30, 2004 $397,070 was provided by investment activities, as compared to the nine months ended September 30, 2003 when $3,298,890 was used in investing activities. The change from $3,298,890 used in investing activities in 2003 to $397,070 provided by investing activities in 2004 was due to an decrease in purchases of marketable securities (primarily bonds) and redemption of some money market accounts.

     Cash used in financing activities was $713,553 and $374,279 for the nine months ended September 30, 2004 and September 30, 2003 respectively. The increase is due primarily to an increase in dividends paid during the nine months ended September 30, 2004.

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

     b. Reports on Form 8-K

     There were two reports on Form 8-K filed during the fiscal quarter ended September 30, 2004: one on August 5, 2004 pertaining to the issuance of an earnings release by the Company on August 5, 2004; the other on September 13, 2004 pertaining to the issuance of a press release announcing the Company's declaration of a special cash dividend.

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

Date:  November 5, 2004