Form 10KSB
period 2004-12-31
UNITED GUARDIAN INC
filed 2005-03-24
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 1O-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 2004.

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

Yes [X] No [ ]




                             Cover Page 1 of 2 Pages

Indicate by check mark if there is no disclosure herein of delinquent filers pursuant to Item 405 of Regulation S-B, and if, to the best of registrant's knowledge, no disclosure will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Registrant's revenues for the fiscal year ended December 31, 2004 were $11,123,475.

     On March 1, 2005 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $17,982,466 (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

     As of March 1, 2005 the Registrant had issued 4,994,739 shares of Common Stock, $.10 par value per share ("Common Stock"),of which 4,932,539 shares were outstanding and 62,200 held as Treasury stock as of that date.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Part III (portions of Item 9, as well as Items 10, 11, and 12) is incorporated by reference to the Registrant's definitive proxy statement for the 2005 annual meeting of stockholders ("2005 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is to be filed with the Securities and Exchange Commission no later than 120 days after Registrant's fiscal year end

























                             Cover Page 2 of 2 Pages

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

                                     PART I

Item 1.  Description of Business

(a)    General Development of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The Company also distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents through a wholly owned subsidiary, Eastern Chemical Corporation ("Eastern").

     The Company's predecessor, United International Research Corp. (name later changed to United International Research, Inc.), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, the Company's Chairman and Chief Executive Officer. On February 10, 1982, a merger took place between the Company and Guardian Chemical Corp. ("GCC"), an affiliate of the Company, whereby GCC was merged into the Company and the name was changed to United-Guardian, Inc. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into United-Guardian, Inc., a newly incorporated Delaware corporation formed for the purpose of changing the domicile of the Company.

     The Company operates in two business segments:

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

     Guardian presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL line of cosmetic ingredients, which accounted for approximately 67% of the Company's sales in 2004, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 16% of the Company's sales in 2004. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company.

     (2) Eastern is a distributor of fine organic chemicals, research chemicals, intermediates, reagents, indicators, dyes and stains. It has been in business for over 50 years, the last 30 or so as a part of the Company. It carries an extensive line of products which it sells throughout the United States as well as overseas. Eastern's products are primarily sold either to distributors for resale in smaller quantities or as intermediates and raw materials for further chemical processing. Sales quantities range from a few hundred grams to several thousand kilos of a product. Although Eastern carries out no chemical manufacturing, it does contract with several custom chemical manufacturers and also will package to order for those customers that require it.

     Paragon Organic Chemicals, Inc. ("Paragon") is a wholly owned subsidiary of the Company that functions as a purchasing arm for Eastern. It has no assets or sales of its own.

(b)  Narrative Description of Business

     Guardian Laboratories Division

     Guardian conducts research, product development, manufacturing and marketing of many different cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products, all of which are developed by the Company, and many of which have unique properties. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Guardian's proprietary cosmetic ingredients are sold through marketing partners and distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are sold to end users primarily through drug wholesalers. These sales include indirect sales to the Veteran's Administration and other government agencies. There are also a small number of direct sales to hospitals and pharmacies.

     During  2004,   Guardian's  sales  accounted  for   approximately   90%  of
Company's total product sales.

     Guardian's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office. In 2004 sales from these two product lines accounted for approximately 92% of Guardian's sales, and 83% of the sales of the Company as a whole.

PRINCIPAL PRODUCTS:
------------------

     LUBRAJEL

     LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on catheters, prelubricated enema tips, and thermometers. The most important product in the LUBRAJEL line in 2004 was once again LUBRAJEL CG, the original form of LUBRAJEL; the second largest revenue producer in the Lubrajel line was LUBRAJEL OIL.

     The Company believes that its ability to increase sales of its LUBRAJEL products will depend on (a) the ability of its marketing partners, especially International Specialty Products ("ISP), its largest marketing partner, to continue to bring the product to the attention of new customers, and (b) the Company's success in bringing to market new forms of LUBRAJEL that will enable the product to be used in new applications. The Company is currently developing new varieties of LUBRAJEL for this purpose. In 2004 the Company introduced a new LUBRAJEL under the name "LUBRAJEL II XD", and intends to expand this new line as well as make other modifications to the LUBRAJEL line, such as changes to its preservative system, that will expand the product to new markets and new applications. The Company believes that there is still significant potential to expand the sales of its LUBRAJEL line of products through both product modifications and by geographic expansion, especially in developing markets such as mainland China, India, and eastern Europe.

     The Company believes that any sales increases in the LUBRAJEL line of products may be offset somewhat by continuing competition from products introduced by the Company's competitors. Despite this competition, the Company believes that it will still be able to expand the market for its LUBRAJEL product line. The Company believes that LUBRAJEL'S reputation for quality and customer service, as well as future additions to the LUBRAJEL line, will enable it to continue to compete effectively in the marketplace.

     RENACIDIN

     RENACIDIN is a urological prescription drug, approved in the U.S. only, which is used primarily to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. On October 9, 1990, the Patent Office issued to the Company patent # 4,962,208, which expires on October 9, 2007, covering the method of manufacturing RENACIDIN IRRIGATION.

OTHER PRODUCTS:
--------------

     Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Company's sales in 2004 are as follows:

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

     KLENSOFT(TM) is a surfactant (a surface active agent, such as a soap or detergent, that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent), that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. The primary customer for Klensoft for many years has been in Taiwan, but over the past few years there have been new customers for the product in the United Kingdom, Australia, France and Korea. The erratic purchasing patterns of the major customer for this product, which is located in Taiwan, make it difficult to predict or compare sales from year to year. During 2004 the Company developed an improved form of Klensoft for this customer, KLENSOFT II, to improve the stability of the product. This new product started shipping in October, 2004. The Company is hopeful that the improved product will result in the retention of that major Taiwanese customer for the product, as well as bring in new customers that were unable to use the original form of the product.

     LUBRAJEL PF is a preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under the tradename "Norgel". Sederma is the Company's distributor of LUBRAJEL in France and a major European cosmetic ingredient supplier. It is also distributed by some of the Company's other marketing partners under the name LUBRAJEL PF. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated.

     LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for this unique form of LUBRAJEL. In September, 1994 the Company entered into a marketing agreement with Avail Medical (formerly Horizon Medical), a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Avail has been actively marketing LUBRAJEL RC since January, 1996. Lubrajel RR, the original radiation resistant form of Lubrajel, is sold to medical device manufacturers primarily for use in lubricating urethral catheters.

     CONFETTI(TM)DERMAL DELIVERY FLAKES is a product line introduced in 2000 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to, and suspended in, various water-based products. The product color and ingredients can be customized to meet the needs of individual customers.

     Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 2% of the Company's sales in 2004, are as follows:

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

     LUBRASLIDE(TM) and a related product, B-122(TM), are powdered lubricants used in the manufacture of cosmetics such as pressed powders, eye liners, and rouges. They are used as binders for these products, increasing their drop strength and lowering the coefficient of friction and water-repellency.

     HYDRAJEL PL and HYDRAJEL VM are personal lubricants and moisturizers developed specifically for the feminine personal care market.

     ORCHID COMPLEX(TM) is a successor product to the Company's previous Oil of Orchids product and is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability and light emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its light emolliency lends use in shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil soluble.

     Development Activities

     Guardian's Research and Development Department has developed a large number of products that can be used in many different industries, including the pharmaceutical, medical, cosmetic, health care, and specialty chemical industries. These products are in various stages of development, some being currently marketable and some being in the very early stages of development requiring a substantial amount of development work to bring them to market. Research is also being done on new uses for currently marketed products. Once a product is created, the initial development work on it may consist of one or more of the following: (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf-life of the product and suitable storage and transportation conditions for the product; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions.

     After the Research and Development Department has completed its initial work on a product and is satisfied with the results of that work, further development work to bring the product to market will continue, including some or all of the following: (a) animal and human clinical studies needed to determine safety and effectiveness of drug or medical device products, which would be needed for submissions to the appropriate regulatory agencies, such as the United States Food and Drug Administration ("FDA") or the United States

Environmental Protection Agency ("EPA"); (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications; (c) market research to determine the marketability of the product, including the potential market size and most effective method of marketing the product; (d) scaling up from laboratory production batches to pilot batches, and then to full scale production batches, including the determination of the type of equipment necessary to produce the products; (e) upgrading or purchasing new equipment to manufacture the products; and (f) the negotiation of joint venture or distribution agreements to develop and/or market the product. Some of the foregoing work may be done by outside contractors.

     While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Company believes that a number of its development projects, including those discussed below, may have commercial potential.

     The Company's major research focus is the development of new and unique personal care ingredients. The following are some of the projects the Company is working on at the present time:

     SUCROSCRUB: This product is an exfoliant that, unlike other mechanical exfoliants, such as ground apricot and walnut shells and pumice, will dissolve in water. It is made from pure crystalline sugar that is treated with a special polymer to make it temporarily insoluble in water. It can then be incorporated into water-based creams, lotions and bath gels without dissolving. When it is used it will slowly dissolve as it mechanically exfoliates dead skin cells. The Company's ability to market this product will depend on its success in finding an outside source to manufacture it, since it would be prohibitively expensive for the Company to put in place the equipment necessary to do so. The Company is also researching a possible alternative composition and manufacturing process that might enable it to produce it in house. The Company has a patent application pending for this new product.

     LUBRAJEL "FREE": This is a new line of Lubrajel products that is free of parabens, which are commonly used cosmetic preservatives that some companies are trying to remove from their products. While it is not anticipated that there will be a major shift away from parabens in the immediate future, one major cosmetic company has asked the Company to develop this new product line for some new paraben-free products that they are bringing to market, and it is possible that this may accelerate the changeover for other companies. The Company is working to expand this concept to all of its Lubrajel products so that in the event the demand for paraben-free products does increase, the Company will be ready with a complete line of Lubrajel products to fill the needs of the marketplace.

     LUBRAJEL II: This product line was being developed to recapture some of the market share that the Company has lost over the years to some of its competitors. The first product in this line, LUBRAJEL II XD, was developed to be a drop-in replacement for one of those products. The Company expects to expand this product line over the next few years, introducing new formulations that have enhanced properties over competitive products. This new line is intended to be a supplement to, not replacement for, the current line of Lubrajel products. Its composition also will enable it to be used in certain countries, such as Japan, more easily than the current Lubrajel formulations. With the R&D focus primarily on SucroScub and the other new Lubrajel products mentioned above, it is not expected that this development work will be completed in 2005.

     CLORONINE: Cloronine is a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product had been approved for certain uses in France and Canada, and is still being sold on a very limited basis in Canada. The Company is currently working with a new potential customer for this product that is exploring possible use by the government as a decontamination agent. However, before this product can be marketed in the United States for any purpose, additional tests will have to be done to determine if the product can be registered with the EPA as a sterilant or germicide. These tests would comprise laboratory microbiological studies, compatibility studies, and specific studies on its intended uses. The product may also have to be registered with the FDA as an accessory to a medical device. Neither registration process has yet begun. Due to the expense and time required, the Company hopes to work jointly with other companies to obtain these registrations. The Company was granted two patents for this product.

     The Company expects its research and development costs for FY-2005 to be comparable to those of the last two fiscal years. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

     Trademarks and Patents

     The Company strongly believes in protecting its intellectual property and intends whenever possible to make efforts to obtain patents in connection with its product development program. The Company currently owns many United States patents and trademarks relating to its products. The Company has patent and trademark applications pending with respect to a number of its research and development products. Patents formerly held by the Company on certain products have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company or that any patent applied for will be granted. However, the Company believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products.

     The various trademarks and trade names owned or used by the Company in Guardian's business are of varying importance to the Company. The most significant products for which the Company has a registered trademark are LUBRAJEL, RENACIDIN, and CLORPACTIN.

     Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company:

                 PATENT NAME                                     PATENT #           ISSUE DATE          EXPIRATION
                                                                                                           DATE
    ------------------------------------------------             ---------          ----------          ----------
    Iodophor; Polyethylene Glycol Alkylaryl-sulfonate            4,873,354           10/10/89            10/10/06
       Iodine complex

    Thermal Resistant Microbial Agent  ("Cloronine")             4,954,316             9/4/90              9/4/07

    Method of Preparing Time-Stable  Solutions of Non-           4,962,208            10/9/90             10/9/07
       Pyrogenic Magnesium Gluconocitrate ("Renacidin
       Irrigation")

    Use of Clorpactin for the Treatment  of Animal               4,983,634             1/8/91              1/8/08
       Mastitis & the applicator used in that treatment
       (owned jointly by the Company and Diversey Ltd.)

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

     The Company requires all employees and consultants who may receive proprietary information to agree in writing to keep such proprietary information confidential.

     Eastern Chemical Corporation

     Eastern is a wholly owned subsidiary of the Company. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 2004 and 2003 Eastern's sales accounted for approximately 10% of the total product sales of the Company. the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Company believes has greater growth potential than Eastern. As a result, the Company has been exploring the possibility of selling this operation. Over the past few months it has discussed a possible sale with several potential buyers, but has not yet made any firm decision to sell.

     In order to facilitate a possible future sale the Company has been steadily reducing Eastern's on-hand inventory. This has resulted in an inability to supply certain items that required immediate shipment from inventory. This, along with a general decrease in Eastern's business due to competition from new companies in this field, has resulted in a steady decline in Eastern's sales over the past few years.

     Until the Company makes a final decision on selling Eastern, it intends to continue to reduce the operation's expenses as much as possible to maximize its profits based on the current reduced sales level. The Company believes that if it were to sell Eastern, the loss of revenue from that subsidiary would not have a material impact on the Company's net income.

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

     Domestic Sales

     In the United States, the Company's cosmetic products are marketed exclusively by ISP in accordance with a marketing agreement entered into in 1996 and subsequently amended and expanded in 2000 and 2002 (see "Marketing Agreements" below). ISP also has certain rights to sell some of the Company's other industrial and medical products. In 2004, ISP's purchases for distribution in the United States were estimated to be approximately $1,394,000 compared to $1,667,000 in 2003, a decrease of 16%, and accounted for approximately 13% of the Company's sales (NOTE: ISP's domestic sales figure is an estimate based on sales information provided to the Company by ISP. The Company has no way of independently determining which of ISP's purchases from the Company are intended for domestic sale and which are intended for foreign sale.) The Company believes that the decrease in ISP's domestic sales of the Company's products was the result of (a) pipeline fills for two new product introductions in 2003 that were not repeated in 2004; and (b) the timing of orders, in particular the delaying by ISP of some end of year shipments on which it did not want to take delivery until after the first of the new year.

     The  Company's  domestic  sales  of  pharmaceutical  products  are  handled primarily through the major full-line drug wholesalers and account for approximately 19% of the Company's sales. The Company's other products, such as its industrial products, are sold directly to end-users and account for less than 2% of sales.

     Foreign Sales

     In 2004 and 2003 the Company derived approximately 49% of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe and Asia. The Company currently has 6 distributors for its cosmetic products outside the United States: S. Black Ltd. in the United Kingdom ("S.
Black"); Sederma in France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; C&M International in Korea; and ISP in Germany, Spain, Scandinavia, Eastern Europe, the Benelux countries, Canada, Mexico, South & Central America, Asia (with the exception of Korea), and most of the remaining foreign markets. The Company's foreign sales attributable to each of its foreign distributors as a percentage of the Company's total foreign sales were as follows: ISP: 26% (an estimate of ISP's purchases intended for sale outside the U.S., based on sales figures provided to the Company by ISP); Sederma: 10%; S.
Black: 4%; C&M International: 3%; and Castelli: 1%.

     Marketing Agreements

     In December, 2002 the Company entered into a new marketing agreement with ISP, which modified and consolidated three previous marketing agreements entered into with ISP in 1994, 1996, and 2000. The previous agreements had granted ISP the right to market the Company's personal care products, as well as some medical and industrial products, in the United States, Canada, Mexico, Central and South America, Europe (excluding France, Italy, and Switzerland), Asia (except Korea), Australia, and Africa. The 2000 agreement gave the Company greater flexibility in appointing other marketing partners in areas where ISP is not active or has not been successful, and gave ISP certain additional territories in which they can market the Company's products. The agreement provided for exclusivity for ISP in those markets as long as annual minimum purchase requirements were met. The 2002 agreement provided for automatic extensions of the agreement through December, 2008 provided ISP meets certain purchase requirements during each year of the agreement. ISP is currently in compliance with its contractual requirements. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis.

     The Company believes that in the event ISP were to cease marketing the Company's products, alternative arrangements could be made to continue to supply product to the customers currently using the Company's products without any significant interruption of supply.

     The Company has other marketing arrangements with marketing partners in the U.K, France, Switzerland, Korea, and Italy, but all of these other arrangements are operating under either verbal agreements or expired written agreements, and are subject to termination at any time by either party.

     Raw Materials

     The principal raw materials used by the Company consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company's principal raw material suppliers are Procter and Gamble, Callahan Chemical Company, Univar USA, Inc., Noveon, Inc., Alzo, Inc., Esprit Chemical Company LP, Clariant Corp., Ishihara U.S.A., Nissei Trading Co., Varessa, Ltd., E.I. duPont, S.A. Fine Chemicals, and Loba Chemie.

     Inventories; Returns and Allowances

     The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, returns and allowances have not been a significant factor in the Company's business.

     Backlog

     The Company currently does not have any significant backlog.

     Competition

     Guardian has many products or processes that are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, personal care, chemical, or health care companies. However, the pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company expects competition to intensify as advances in the field are made and become widely known. There may be many domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, many of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, chemical and cosmetic companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. However, the Company believes that the expense of testing and evaluating possible substitutes for Company's products that are already in customers' formulations, as well as the expense to the customer in relabeling its products, is a significant barrier to displacing the Company's products in current customer formulations. These cost factors make it less likely that a customer would choose a competitive product unless there was a significant cost savings in doing so. The Company believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Company. In this regard, the Company believes that its marketing arrangements with its global marketing partners will be important in the commercialization of many of the products which it is currently developing.

     Eastern faces competition from many other chemical manufacturers and distributors, many of which have much greater financial resources than those of the Company. Eastern's competition is based primarily upon price, service and quality. Eastern attempts to maintain its competitive position in the industry through its ability to (i) locate and make wholesale arrangements to purchase the chemicals with suppliers located all over the world, (ii) maintain a sufficient inventory of its most popular items at all times, and (iii) customize each order as to quantity of the item requested and to tailor the price of the order to such quantity. Eastern's primary competitors are SA Fine Chemicals, Acros Organics, Pfaltz & Bauer, Inc., and Spectrum Chemical Mfg. Corp.

     ISO-9001:2000 REGISTRATION

     In December, 2003 the Company earned ISO 9001:2000 registration from Underwriters Laboratories, Inc., indicating that the Company's documented procedures and overall operations had attained the high level of quality needed to comply with this new ISO certification level. Prior to that, in November, 1998 the Company had earned ISO-9002 registration, and had been in continual compliance with that standard since that time. The Company will continue to be evaluated every six months for continued compliance with the new ISO-9001:2000 standard, and is currently in good standing under this new registration.

     Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the FDA, as well as state regulatory agencies.
Products that may be developed and sold by the Company outside of the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Company will be subject to regulation by the Center for Devices and Radiological Health of the FDA, and will usually require a 510(k) pre-market notification. Most pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

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

     In all cases, the Company is required to comply with all pertinent Good Manufacturing Practices of the FDA for medical devices and drugs. Accordingly, the regulations to which the Company and certain of its products may be subject, and any changes with respect thereto, may materially affect the Company's ability to produce and market new products developed by the Company.

     The Company's present and future activities are, and will likely continue to be, subject to varying degrees of additional regulation under the Occupational Safety and Health Act, Environmental Protection Act, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

     Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2004 and 2003 the Company incurred approximately $48,000 and $47,000 respectively, in environmental compliance costs.

     Research and Development Expense

     Portions of the Company's operating expenses are directly attributable to research and development the Company performs. In 2004 and 2003, the Company incurred approximately $415,000 and $403,000 respectively in research and development expenses. No portion of the research and development expenses was directly paid by the Company's customers.

     Employees

     The Company presently employs 42 people, 8 of whom serve in an executive capacity, 22 in research, quality control and manufacturing, 5 in maintenance and construction, and 7 in office and administrative work. Of the total number of employees, 40 are full time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Item 2. Description of Property.

     The Company maintains its principal office, factory, and conducts most of its research at 230 Marcus Boulevard, Hauppauge, New York 11788. These premises, which the Company owns, contain approximately 30,000 square feet of manufacturing space, 15,000 square feet of warehouse space, and 5,000 square feet of office and laboratory space on approximately 2.7 acres of land. The Company has now fully developed the 2.7 acres, and fully utilizes the buildings occupying the land. The Company believes that the aforementioned property is adequate for its immediately foreseeable needs. The property is presently unencumbered and is adequately insured.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.
                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information

     The Common Stock of the Company is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 2003 to December 31, 2004. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                             Year Ended                Year Ended
Quarters                  December 31, 2004         December 31, 2003
--------                  -----------------         -------------------
                           High        Low           High         Low
                           ----        ---           ----         ---
First   (1/1 - 3/31)       8.93        7.48        $ 4.63       $ 4.00
Second  (4/1 - 6/30)       8.15        5.75        $ 8.60       $ 4.29
Third   (7/1 - 9/30)       7.03        5.60        $ 8.55       $ 6.95
Fourth  (10/1 - 12/31)     8.58        6.26        $ 8.90       $ 7.35

     Holders of Record

     As of March 1, 2005 there were 1,244 holders of record of Common Stock.

     Cash Dividends

     On January 5, 2005 the Company paid a cash dividend of $.18 per share to all stockholders of record as of December 15, 2004. On October 8, 2004 the Company paid a special cash dividend of $.25 per share to all stockholders of record as of September 24, 2004. On January 5, 2004 the Company paid a cash dividend of $.15 per share to all stockholders of record as of December 15, 2003.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results Of Operations:
Year Ended December 31, 2004 Compared to
Year Ended December 31, 2003

Revenue

     Consolidated revenue in 2004 decreased by $33,948 (0.3%) compared to 2003 due to a decrease in the Guardian Division of $64,084 (0.6%) partially offset by an increase in revenues in the Eastern Division of $30,136 (3%).

     Guardian's sales showed little change when comparing 2004 to 2003. The increase in Eastern's sales is believed to be due mainly to normal fluctuations in purchasing patterns of its customers. The company does not anticipate any significant increase or decrease in Eastern's sales in the near future.

Cost of Sales

     Cost of sales as a percentage of sales in 2004 increased to 45.6% from 45.4% in the prior year. Excluding realized savings from disposal costs and obsolete inventory, cost of sales, as a percentage of sales would have been 46.4% in the year ended December 2004 compared to 47.3% for the year ended December 31, 2003.

     In 2004 and 2003 the company sold approximately $91,000 and $147,000, respectively, of inventory previously reserved as obsolete. As a result, in 2003 the company was able to reverse approximately $60,000 of estimated disposal costs that had been previously accrued for the disposal of that inventory.


Operating Expenses

     Operating expenses increased by $133,794 (5%) compared to the prior year. The increase is due to increases in insurance costs, payroll and payroll related costs and printing costs. These increases were partially offset by a decrease in advertising costs.

     Investment income increased to $222,820 in 2004 from $168,867 in 2003. This 32% increase is attributable to an increase in interest rates. Investment income is recorded net of brokerage fees.

Provision for Income Taxes

     The provision for income taxes decreased to $1,208,341 in 2004 from $1,339,757 in 2003. The decrease was due to increases in the foreign income exclusion.

Liquidity and Capital Resources

     Working capital increased to $11,967,840 at December 31, 2004 from $11,599,502 at December 31, 2003, an increase of $368,338 (3%). The current ratio decreased to 9.2 to 1 at December 31, 2004 from 9.3 to 1 at December 31, 2003. The decrease in current ratio was due primarily to approximately $150,000 in dividends payable; $283,000 in inventory; and $251,000 in prepaid expenses, offset by a decrease in accounts payable of approximately $138,000. In addition, in September, 2004 the Company declared a special dividend of approximately $1,232,000.

     The Company has a line of credit agreement with a bank for borrowings of up to $700,000, which expires in May, 2005 and which the Company plans to renew. As of December 31, 2004, there were no outstanding borrowings on this line of credit.

     The Company generated cash from operations of $2,172,576 in 2004 compared to $2,631,957 in 2003. The decrease in 2004 was primarily due to the net effect of increases in prepaid expenses and inventory costs which were partially offset by a decrease in accounts receivable and accounts payable. During 2004 and 2003 the company invested $198,371 and $118,179 respectively in plant and equipment. Cash provided by investing activities was $788,398 for the year ended December 31, 2004 whereas cash used in investing activities was $2,764,260 for the year ended December 31, 2003. The increase of $3,552,658 was mainly due to the reduction in purchases of marketable securities.

     Cash used in financing activities was $1,935,058 and $342,267 during the years ended December 31, 2004 and 2003, respectively. The increase was primarily due to a special dividend of approximately $1,232,385 on October 7, 2004 and an increase in the dividend paid in January 2005 to $.18 per share from $.15 per share in 2004. The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Commitments

     The Company currently has approximately $3,200 in lease commitments, which expire in 2005.

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

Critical Accounting Policies

     The Company's financial statements have been prepared in accordance with U.S. generally accepted accounting principles. As such, some accounting policies have a significant impact on amounts reported in the financial statements. A summary of those significant accounting policies can be found in Notes to Financial Statements: Note A - Nature of Business and Summary of Significant Accounting Policies. In particular, judgment is used in areas such as determining the allowance for doubtful accounts, adjustments to inventory valuations, estimated sales returns, and asset impairments.

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 8A. Controls and Procedures

     As of March 1, 2005, an evaluation was performed by the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company and its consolidated subsidiaries is made known to them by others within such entities. There have been no significant changes in the the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Directors and Executive Officers

     Set forth in the table below is certain information as of March 1, 2005 with respect to the executive officers and directors of the Company:

         Name                       Age        Position(s) with the Company
----------------------             -----     ----------------------------------

Dr. Alfred R. Globus                84       Chairman of the Board, Chief
                                             Executive Officer and Director

Kenneth H. Globus                   53       President, Chief Financial Officer,
                                             General Counsel and Director

Robert S. Rubinger                  62       Executive Vice President,
                                             Secretary and Director

Charles W. Castanza                 72       Senior Vice President and Director

Derek Hampson                       65       Vice President

Joseph J. Vernice                   46       Vice President

Peter A. Hiltunen                   46       Vice President

Cecile M. Brophy                    56       Treasurer and Controller

Lawrence F. Maietta                 47       Director

Henry P. Globus                     82       Director

Arthur M. Dresner                   63       Director

Andrew A. Boccone                   59       Director

Christopher W. Nolan, Sr.           40       Director

     Dr. Alfred Globus has been Chairman of the Board and Chief Executive Officer of the Company since July, 1988. He served as Chairman of the Board and President of the Company from the inception of the Company in 1942 until July, 1988. He has been a director of the Company since 1942.

     Kenneth H. Globus has been President and General Counsel of the Company since July, 1988. He served as Vice President and General Counsel of the Company from July, 1983 until July, 1988. He has been a director of the Company since 1984. He became the Chief Financial Officer in November, 1997.

     Robert S. Rubinger has been Executive Vice President and Secretary of the Company since July, 1988, and served as Treasurer from May, 1994 until May, 2004. He served as Vice President and Secretary of the Company from February, 1982 until July, 1988. He has been a director of the Company since 1982.

     Charles W. Castanza has been a Senior Vice President of the Company since March 2000. He served as Vice President from April, 1986 until March 2000. He served as Operations Manager of Chemicals and Pharmaceuticals of the Company from February, 1982 until April, 1986. He has been a director of the Company since 1982.

     Derek Hampson has been a Vice President of the Company since October, 1987. He has served as Manager of the Eastern Chemical Corp. subsidiary since 1971.

     Joseph J. Vernice has been a Vice President of the Company since February, 1995. He served as Assistant Vice President of the Company from November, 1991 until February, 1995. He has been Manager of Research and Development for the Company since 1988 and Director of Technical Services since 1991.

     Peter A. Hiltunen has been a Vice President of the Company since July, 2002. He served as Assistant Vice President of the Company from November, 1991 until July, 2002. He has been Production Manager of the Company since 1982.

     Cecile M. Brophy has been Treasurer of the Company since May, 2004. She has served as Controller of the Company since November, 1997. From May, 1994 until November, 1997 she served as manager of the Company's accounting department.

     Lawrence F. Maietta has been a partner in the public accounting firm of Bonamassa, Maietta & Cartelli, LLP in Brooklyn, NY since October, 1991. For more than five years prior to that he was a partner in the public accounting firm of Wilfred, Wyler & Co. in New York, NY. He was controller for the Company from
October, 1991 until November, 1997, and a director of the Company since February, 1994.

     Henry P. Globus has been a consultant to the Company since July, 1988. He served as Executive Vice President of the Company from 1982 until July, 1988. He has been a director of the Company since 1947.

     Arthur M. Dresner has been a partner in the law firm Reed Smith, LLP since January, 2003. From 1998 to 2003 he had been "Of Counsel" to that firm as well as to the law firm of McAulay, Nissen, Goldberg & Kiel LLP, which combined with Reed Smith in 2000. From 1974 until 1997 he was employed as a Vice President in corporate development and general management of International Specialty Products, Inc., our major marketing partner, in Wayne, New Jersey. He has been a director of the Company since April, 1997.

     Andrew A. Boccone is an independent business consultant. From 1990 to his retirement in 2001 he was President of Kline & Company, a leading international business consulting and research firm that he first joined in 1974, developing growth strategies and providing business solutions for many multinational chemical companies. Prior to joining Kline & Company Mr. Boccone served in various management positions at American Cyanamid. He has been a Director of the Company since November, 2002.

     Christopher W. Nolan, Sr. has been an Executive Director in the Mergers & Acquisitions group of Rabobank International, the largest retail bank in the Netherlands, in its New York City office, since 2002. From 2000-2002 he was a Vice President with Deutsche Bank Securities, NYC; in 2000 he was a Vice President with Salomon Smith Barney, NYC; from 1992-2000 he was a Vice President with the GAF Corporation/International Specialty Products, Wayne, NJ; and from 1986-1991 he worked as a special projects manager for the National Starch and Chemical Company, Bridgewater, NJ. Mr. Nolan has an undergraduate degree in Chemical Engineering and an M.B.A. from the Harvard Business School. He has been a director of the Company since January 26, 2005

     Dr. Alfred R. Globus and Henry P. Globus are brothers. Kenneth H. Globus is the son of Henry P. Globus and the nephew of Dr. Alfred R. Globus. There are no other family relationships between any directors or officers of the Company.

     The directors are elected to serve for one year or until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

     Audit Committee Members and Financial Expert

     The Board of Directors has an Audit Committee that meets with the Company's independent auditors to review the plan, scope and results of its audits. The Audit Committee consists of three of the Company's directors, each of whom is considered an independent, outside director. The Chairman of the Audit Committee is Arthur Dresner; the other two members are Andrew A. Boccone and Christopher
W. Nolan, Sr.

     The Company does not have a "financial expert" (as that term is defined by SEC regulations) on its audit committee due the expense involved in placing another independent director on its Board of Directors and audit committee who would qualify as such. While all three Audit Committee members have experience in reading and analyzing financial statements, none has the experience necessary to qualify as a "financial expert" under the SEC guidelines. One of the Company's other directors, Lawrence F. Maietta, is a Certified Public Accountant with experience in preparing and analyzing financial statements and would qualify as a "financial expert" if it were not for the fact that he receives payment from the Company to assist in the preparation of its financial reports, and for that reason he is not considered "independent" and cannot serve on the audit committee. Mr. Maietta now serves as an expert financial advisor to the audit committee in lieu of having a financial expert on the committee.

     Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees, serving in any capacity to the Company, including the Chief Executive Officer, Chief Financial Officer, and principal accounting Officer. A copy of the Company's Code of Conduct and Ethics is available on the Company's web site at http://www.u-g.com/corporate. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of its Code of Conduct and Ethics applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on the Company's web site.

     Compliance with Section 16(a) of the Exchange Act

     The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" of Company's 2005 Proxy Statement.

Item 10.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers - Summary Compensation Table" of the Company's 2005 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the sections entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" and "Compensation of Directors and Executive Officers" of the 2005 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's 2005 Proxy Statement.

Item 13.  Exhibits, List and Reports on Form 8-K

         (a) Exhibits

3(a) Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3(b) Certificate of Merger of United-Guardian, Inc. (New York) with and into the Company as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3(c)          By-laws  of  the  Company.  Incorporated  by  reference  to
              Exhibit 4.2 to the 1987 8-K.

4(a) Specimen Certificate for shares of common stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10(a) Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Company's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

10(b) Employment Termination Agreement dated July 8, 1988 between the Company and Henry Globus. Incorporated by reference to Exhibit 10(i) to the Company's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10(c) Exclusive Distributor Agreement between the Company and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10(d) Letter Amendment between the Company and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d)of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

21            Subsidiaries of the Company:

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

     (b) Reports on Form 8-K:

     On March 12, 2004, May 27, 2004, August 9, 2004, and November 5, 2004, the Company filed reports on Form 8-K disclosing the issuance press releases that reported the earnings of the Company for FY-2003 and the first, second, and third quarters of 2004 respectively. On September 13, 2004 and December 8, 2004 the Company filed reports on Form 8-K disclosing the issuance of press releases that announced the payment of a cash dividend.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed by Eisner LLP for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for FY-2004 were approximately $55,500, including out of pocket expenses. The aggregate fees billed by Eisner LLP for the audit of the Company's annual financial statements for FY-2003 were approximately $49,000.

Audit-Related Fees

     There were no other fees billed by Eisner LLP during the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

     There were no other fees billed by Eisner LLP during the last two fiscal years that related to tax preparation or compliance that were not reported under "Audit Fees" above.

All Other Fees

     There were no other fees billed by Eisner LLP during the last two fiscal years for other products and services provided by Eisner LLP.

Pre-Approval Policies and Procedures

     The Audit Committee of the Company's Board of Directors meets periodically to review and approve the scope of the services to be provided to the Company by its Independent Registered Public Accounting Firm, as well to review and discuss any issues that may arise during an engagement. The Audit Committee is responsible for the prior approval of every engagement of the Company's Independent Registered Public Accounting Firm to perform audit and permissible non-audit services for the Company (such as quarterly reviews, tax matters, and, in future years, reporting on management's internal controls assessment.)

     Before the auditors are engaged to provide those services, the chief financial officer and controller will make a recommendation to the Audit Committee regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Audit Committee the Independent Registered Public Accounting Firm and/or management shall periodically report to the Audit Committee regarding the extent of services being provided by the Independent Registered Public Accounting Firm, and the fees for the services performed to date.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED-GUARDIAN, INC.

Dated:  March 16, 2005                  By:  /s/ Alfred R. Globus
                                             ------------------------
                                             Alfred R. Globus
                                             Chief Executive Officer & Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                         Title                       Date
-----------------------    ---------------------------------     ---------------

By:/s/ Alfred R. Globus      Chief Executive Officer, Director    March 16, 2005
   ------------------------     (Principal Executive Officer)
   Alfred R. Globus


By:/s/ Kenneth H. Globus     President, General Counsel,          March 16, 2005
   ------------------------    Director, Chief Financial
   Kenneth H. Globus           Officer


By:/s/ Robert S. Rubinger    Executive Vice President,            March 16, 2005
   ------------------------    Secretary, Director
   Robert S. Rubinger


By:/s/ Charles W. Castanza   Senior Vice President, Director      March 16, 2005
   ------------------------
   Charles W. Castanza


By:/s/ Cecile M. Brophy      Treasurer, Principal Accounting      March 16, 2005
   ------------------------     Officer, and Controller
   Cecile M. Brophy


By:/s/ Henry P. Globus                   Director                 March 16, 2005
   ------------------------
   Henry P. Globus


By:/s/ Lawrence F. Maietta               Director                 March 16, 2005
   ------------------------
   Lawrence F. Maietta


By:/s/ Arthur M. Dresner                 Director                 March 16, 2005
   ------------------------
   Arthur M. Dresner


By: /s/ Andrew A. Boccone                Director                 March 16, 2005
   ------------------------
   Andrew A. Boccone


By: /s/ Christopher W. Nolan, Sr.        Director                 March 16, 2005
   ------------------------------
   Christopher W. Nolan,  Sr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                ----------
Report of Independent Registered Public Accounting Firm            F-2

Financial Statements

       Consolidated Balance Sheets as of December 31,
           2004 and 2003                                        F-3 - F-4

       Consolidated Statements of Income for the Years
           Ended December 31, 2004 and 2003                        F-5

       Consolidated Statement of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 2004 and 2003                              F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2004 and 2003                  F-7

       Notes to Consolidated Financial Statements               F-8 - F-23

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
United-Guardian, Inc.

     We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders' equity and consolidated cash flows for each of the years in the two year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.


/s/ EISNER LLP

New York, New York
March 9, 2005

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                          ----------------------
                                                             2004         2003
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $3,735,945   $2,710,029
    Temporary investments.............................      402,288    1,615,751
    Marketable securities ............................    6,251,764    6,098,986
    Accounts receivable, net of allowance for doubtful
         accounts of $45,000 and $27,000, respectively      918,085    1,007,055
    Inventories ......................................    1,375,880    1,093,312
    Prepaid expenses and other current assets ........      515,425      264,978
    Deferred income taxes ............................      223,617      207,817
                                                         ----------   ----------
                  Total current assets ...............   13,423,004   12,997,928
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    2,975,305    2,825,125
    Building and improvements ........................    2,089,547    2,068,752
    Waste disposal system ............................      133,532      133,532
                                                         ----------   ----------
                                                          5,267,384    5,096,409
    Less accumulated depreciation ....................    4,269,713    4,070,158
                                                         ----------   ----------
                                                            997,671    1,026,251
                                                         ----------   ----------
OTHER ASSETS
    Processes and patents, net of accumulated
       amortization of $981,797 and $981,732,
       respectively ..................................         -              65
    Other ............................................          700          700
                                                         ----------   ----------
                                                                700          765
                                                         ----------   ----------
                                                        $14,421,375  $14,024,944
                                                         ==========   ==========












                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------
CURRENT LIABILITIES
    Dividends payable ............................  $  887,677    $  737,736
    Accounts payable .............................     172,320       309,921
    Accrued expenses .............................     395,167       350,769
                                                     ---------     ---------
         Total current liabilities ...............   1,455,164     1,398,426
                                                     ---------     ---------
DEFERRED INCOME TAXES ............................      10,000        10,000
                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock,  $.10 par value; 10,000,000
      shares authorized; 4,994,739 and 4,984,439
      shares issued, respectively; and 4,932,539
      4,922,239 outstanding, respectively ........     499,474       498,444
   Capital in excess of par value.................   3,756,943     3,717,160
   Accumulated other comprehensive loss...........     (86,730)      (30,614)
   Retained earnings .............................   9,146,154     8,791,158
   Treasury stock, at cost; 62,200 shares ........    (359,630)     (359,630)
                                                    ----------    ----------
                                                    12,956,211    12,616,518
                                                    ----------    ----------
                                                   $14,421,375   $14,024,944
                                                    ==========    ==========





















                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                         Year ended December 31,
                                        -------------------------
                                            2004          2003
                                        -----------   -----------
Revenue

    Net sales .......................   $11,123,475   $11,157,423
                                         ----------    ----------
Costs and expenses

    Cost of sales ...................     5,072,033     5,060,616
    Operating expenses ..............     2,589,034     2,455,240
                                         ----------    ----------
                                          7,661,067     7,515,856
                                         ----------    ----------
         Income from operations .....     3,462,408     3,641,567

Other income (expense)
    Investment income................       222,820       168,867
    (Loss) gain on sale of assets....        (1,724)          500
    Other expense                              (105)          (23)
                                         ----------    ----------
         Income before income taxes .     3,683,399     3,810,911

Provision for income taxes ..........     1,208,341     1,339,757
                                         ----------    ----------
         Net Income .................   $ 2,475,058   $ 2,471,154
                                         ==========    ==========
Earnings per common share (basic
    and diluted).....................   $       .50   $       .50
                                         ==========    ==========
Weighted average shares-basic .......     4,928,785     4,898,456
                                         ==========    ==========
Weighted average shares-diluted .....     4,938,026     4,914,412
                                         ==========    ==========


















                 See notes to consolidated financial statements

                                                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years ended December 31, 2004 and 2003

                                                                     Accumulated
                                     Common stock       Capital in      other
                               -----------------------  excess of   comprehensive   Retained    Treasury               Comprehensive
                                 Shares       Amount    par value   income (loss)   earnings      stock        Total       income
                               ---------   -----------  ----------  -------------   ---------   --------     ---------  ------------
Balance, December 31, 2002     4,943,339    $ 494,334   $3,538,423   $  (55,776) $ 7,057,740  $(359,630)  $10,675,091

Issuance of common stock in
  connection with exercise
   of stock options ...........   41,100        4,110      141,737                                             145,847
Tax Benefit from exercise of
   stock options ..............                             37,000                                              37,000
Unrealized loss on marketable
   securities, net of deferred
   income tax of $14,880 ......                                          25,162                                 25,162   $   25,162
Net income ....................                                                     2,471,154                2,471,154    2,471,154
Dividends declared ............                                                      (737,736)                (737,736)
                                                                                                                          ---------
Comprehensive income                                                                                                     $2,496,316
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2003     4,984,439      498,444    3,717,160      (30,614)    8,791,158   (359,630)   12,616,518

Issuance of common stock in
  connection with exercise
   of stock options ...........   10,300        1,030       34,033                                              35,063
Tax Benefit from exercise of
   stock options ..............                              5,750                                               5,750
Unrealized loss on marketable
   securities, net of deferred
   income tax of $33,300 ......                                         (56,116)                               (56,116)  $  (56,116)
Net income ....................                                                     2,475,058                2,475,058    2,475,058
Dividends declared ............                                                    (2,120,062)              (2,120,062)
                                                                                                                          ---------
Comprehensive income                                                                                                     $2,418,942
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2004     4,994,739    $ 499,474  $ 3,756,943    $ (86,730)  $ 9,146,154  $(359,630)  $12,956,211
                               =========    =========  ===========    ==========   ==========  ==========   ==========









                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,
                                                        -----------------------
                                                           2004          2003
                                                        ---------     ---------
Cash flows from operating activities
    Net income ....................................... $2,475,058    $2,471,154
    Adjustments to reconcile net income to net cash
      provided by operating activities
        Depreciation and amortization ................    209,792       197,889
        Amortization of bond premium..................       -            5,916
        Net loss (gain) on sale of equipment .........      1,724          (500)
        Provision for bad debts.......................     18,000        14,479
        Tax Benefit from exercise of stock options ...      5,750        37,000
        Deferred income taxes ........................     17,500        75,077
        Provision for inventory obsolescence .........     91,000       147,000
        Increase (decrease) in cash resulting from
          changes in operating assets and liabilities
             Accounts receivable .....................     70,970      (316,974)
             Inventories .............................   (373,568)     (202,997)
             Prepaid expenses and other assets .......   (250,447)       77,498
             Accounts payable ........................   (137,601)      121,053
             Accrued expenses and taxes payable ......     44,398         5,362
                                                        ---------     ---------
         Net cash provided by operating activities ...  2,172,576     2,631,957
                                                        ---------     ---------
Cash flows from investing activities
    Acquisition of plant and equipment................   (198,371)     (118,179)
    Proceeds from the sale of plant and equipment.....     15,500           500
    Net decrease in temporary investments.............  1,213,463     2,536,036
    Purchase of marketable securities................. (2,274,468)   (5,862,617)
    Proceeds from sale of marketable securities.......  2,032,274       680,000
                                                         --------      --------
         Net cash provided (used in)  by investing
           activities ................................    788,398    (2,764,260)
                                                         --------      --------
Cash flows from financing activities
    Proceeds from exercise of stock options ..........     35,063       145,847
    Dividends paid ................................... (1,970,121)     (488,114)
                                                         --------      --------
         Net cash used in financing activities ....... (1,935,058)     (342,267)
                                                         --------      --------
Net increase (decrease) in cash and cash equivalents..  1,025,916      (474,570)

Cash and cash equivalents, beginning of year .........  2,710,029     3,184,599
                                                        ---------     ---------
Cash and cash equivalents, end of year ............... $3,735,945    $2,710,029
                                                        =========     =========






                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetic ingredients, health care products, and proprietary specialty industrial products, and (2) the Eastern Chemical Corporation subsidiary distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, intermediates, dyes and reagents. Two major product lines, Lubrajel and Renacidin, included in the Guardian Laboratories Division, accounted for approximately 83% of consolidated sales for each of the years ended December 31, 2004 and 2003, with Lubrajel accounting for 67% and Renacidin accounting for 16% of consolidated sales for each of those years.

 Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of United-Guardian, Inc. and its wholly-owned subsidiaries, Eastern Chemical Corporation and Paragon Organic Chemicals, Inc. (a purchasing agent for Eastern). All inter-company accounts and transactions have been eliminated.

 Revenue Recognition

     The Company recognizes revenue as products are shipped, collections are reasonably assured, and title passes to customers. An allowance for returns is taken as a reduction of sales within the same period the revenue is recognized. Such allowances are based on historical experience. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

 Cash and Cash Equivalents

     For financial statement purposes the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less.

 Dividends

     On September 9, 2004 the Company declared a special dividend of $.25 per share payable on October 8, 2004 to stockholders of record as of September 24, 2004, aggregating $1,232,385, and on December 2, 2004 the Company declared a cash dividend of $.18 per share payable on January 5, 2005 to stockholders of record as of December 15, 2004, aggregating $887,677. On December 3, 2003, the Company declared a dividend of $.15 per share payable on January 5, 2004 to stockholders of record as of December 15, 2003, aggregating $737,736.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

NOTE A (continued)

Statements of Cash Flows

     Cash payments for income taxes were $1,399,522 and $1,135,025 for the years ended December 31, 2004 and 2003, respectively. There were no cash payments for interest during the years ended December 31, 2004 and 2003.

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

                           December 31, 2004 and 2003

NOTE A (continued)

 Long-Lived Assets

     It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

 Fair Value of Financial Instruments

     The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures About Fair Value of Financial Instruments." Management of the Company believes that the fair value of financial instruments, consisting of cash, temporary investments, marketable securities, accounts receivable, accounts payable, dividends payable and accrued expenses approximates their carrying value due to their short payment terms.

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. For each of the years ended December 31, 2004 and 2003, one customer, the Company's principal marketing partner and distributor, accounted for revenues aggregating 39% and 40% respectively. At December 31, 2004 and 2003, two customers had accounts receivable balances aggregating 32% and 46%, respectively.

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

 Research and Development

     The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $415,000 and $403,000 for the years ended December 31, 2004 and 2003, respectively.

 Shipping and Handling Costs

     Shipping and handling costs are classified in operating expenses in the accompanying consolidated statements of income. Shipping and handling costs were approximately $107,000 and $115,000 for the years ended December 31, 2004 and 2003, respectively.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

NOTE A (continued)

 Advertising Costs

     Advertising costs are expensed as incurred. During 2004 and 2003 the Company incurred $71,911 and $100,261 of advertising costs, respectively.

 Stock-Based Compensation

     In 2004 the Company approved a new stock option plan ("2004 Stock Option Plan"). The 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory Stock Option Plan for Directors ("NSSOPD") expired in 2003. As permitted under SFAS NO. 123 as amended, "Accounting for Stock-Based Compensation", the Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements as defined by Accounting Principle Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", and related interpretations including Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, and interpretations of APB No. 25". The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                                                  Year Ended December 31
                                                 -------------------------
                                                   2004             2003
                                                 ---------        ---------
     Reported net income ....................  $ 2,475,058    $   2,471,154

     Stock-based employee compensation
      expense included in reported net
      income, net of related tax effect .....            0                0

     Stock-based employee compensation
      determined under the fair value based
      method, net of related tax effect......            0          (18,743)
                                                 ---------        ---------
     Pro forma net income.................... $  2,475,058    $   2,452,411
                                                 =========        =========

     Earnings per share (basic and diluted)
          As reported .......................  $       .50     $        .50
                                                  ========         ========
          Pro forma .........................  $       .50     $        .50
                                                  ========         ========

     No stock options were granted in 2004 or 2003 under the EISOP (Employee Incentive Stock Option Plan), the NSSOPD (Non-Statutory Stock Option Plan), or the 2004 Stock Option Plan.

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

 Earnings Per Share Information

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of outstanding stock options.

 Use of Estimates

     In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, reserve for inventory obsolescence, and the allocation of overhead.

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

 New Accounting Pronouncements

     In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (SFAS 123(R)), which supercedes APB Opinion No. 25 and revised SFAS 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. As such, the company is required to adopt the provisions of SFAS 123(R) in the first quarter of 2006, While the company currently discloses the pro-forma earnings effects of its stock-based grants, it is currently evaluating the impact of the implementation guidance and revisions required under SFAS 123(R) on the consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board, or FASB issued FASB Statement No. 151 "Inventory Costs, an Amendment of ARB No. 43 Chapter 4" ("FAS 151"). FAS 151 is applicable for Inventory costs incurred during fiscal years beginning after June 15, 2005. FAS 151 requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling be recognized as current-period charges rather than being included in inventory regardless of whether the costs meet the criterion of abnormal as defined in ARB 43. The Company does not believe the adoption of the standard will have a material impact on the Company upon adoption in 2006 as the Company has historically expensed such costs as incurred.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

NOTE B - MARKETABLE SECURITIES

     Marketable securities at December 31, 2004 and 2003 were as follows:

                                                                                 Unrealized
                                              Cost            Fair Value         Gain/(Loss)
                                            --------          ----------         ----------
   December 31, 2004
   -----------------
   Available for sale:
       U.S. Treasury and agencies          $4,014,855         $3,942,247        $ (72,608)
       Corporate debt securities            2,080,114          2,032,065          (48,049)
       Mutual funds                           295,125            277,452          (17,673)
                                            ---------          ---------           ------
                                           $6,390,094         $6,251,764        $(138,330)
                                            =========          =========           ======
   December 31, 2003
   -----------------

   Available for sale:
       U.S. Treasury and agencies          $3,817,880         $3,810,829        $ ( 7,051)
       Corporate debt securities            2,040,522          2,037,035          ( 3,487)
       Mutual funds                           289,498            251,122          (38,376)
                                            ---------          ---------           ------)
                                           $6,147,900         $6,098,986        $ (48,914)
                                            =========          =========           ======

NOTE C - INVENTORIES

     Inventories consist of the following:
                                                       December 31,
                                              ----------------------------
                                                 2004             2003
                                              -----------      -----------
     Raw materials and work-in-process ...... $  332,798       $  225,443
     Finished products and fine chemicals ...  1,043,082          867,869
                                              ----------       ----------
                                              $1,375,880       $1,093,312
                                              ==========       ==========

     At December 31, 2004 and 2003, the company has reserved $128,000 and $219,000 respectively for slow moving and obsolete inventory.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

NOTE D - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with a bank which provides for borrowings of up to $700,000 and expires on May 31, 2005. It is the Company's intention to renew the line of credit agreement before it expires. Interest under the line is at the bank's prime rate plus 1/2%. The line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, a debt to capitalization ratio and maintenance of compensating balances. There were no outstanding borrowings at December 31, 2004 and 2003.

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                   Year ended December 31,
                                                 --------------------------
                                                    2004             2003
     Current                                     ---------        ---------

        Federal ..............................  $1,014,625       $1,085,789
        State ................................     176,216          178,891
                                                 ---------        ---------
                                                 1,190,841        1,264,680
     Deferred                                    ---------        ---------

        Federal ..............................      15,154           65,013
        State ................................       2,346           10,064
                                                 ---------        ---------
                                                    17,500           75,077
                                                 ---------        ---------
          Total provision for income taxes ...  $1,208,341       $1,339,757
                                                 =========        =========

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:
                                                  Year ended December 31,
                                             --------------------------------
                                                   2004              2003
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
     Income taxes at statutory Federal
          income tax rate ................  $1,252     34%    $1,296     34%
     State income taxes, net of Federal
          benefit ........................     118      3        125      3
     Foreign Sales Exclusion .............    (102)    (3)       (68)    (2)
     Nondeductible expenses...............       2      -         10      -
     Other, net ..........................     (62)    (2)       (23)     -
                                             -----    ----     -----    ----
     Actual income tax expense ...........  $1,208     32%    $1,340     35%
                                             =====    ====     =====    ====

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

     During 2004 and 2003, the Company recognized the tax benefit of the Foreign Sales exclusion.

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                           December 31
                                                     ------------------------
                                                         2004          2003
                                                     -----------  ------------
Deferred tax assets

     Current
     -------
        Accounts receivable ......................   $  16,785     $  10,071
        Unrealized loss on marketable securities..      51,600        18,300
        Inventories ..............................      47,744        81,687
        Accrued Expenses .........................      71,217        62,643
        Other.....................................      36,271        35,116
                                                      --------      --------
                                                       223,617       207,817
                                                      --------      --------
Deferred tax liabilities

     Non-current
     -----------
        Other ....................................     (10,000)      (10,000)
                                                     ---------     ---------
                                                       (10,000)      (10,000)
                                                     ---------     ---------
Net deferred tax asset ...........................   $ 213,617     $ 197,817
                                                     =========     =========

     There was no valuation of allowance at December 31, 2004 and 2003.

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

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003
NOTE F (continued)

     The unamortized prior year service cost as of the measurement date is $46,920 and $54,381 for 2004 and 2003 respectively.

     The net pension asset recorded by the Company at December 31, 2004 and 2003 is $119,720 and $61,246,respectively.

     The percentage of the fair value of total plan assets as of the measurement date is as follows:

                                                         2004          2003
                                                        ------       -------

     Equity securities                                    26%           25%
     Debt securities - General Investment Account         74%           75%
                                                        ------       -------
       Total                                             100%          100%

     Investment strategies are determined by the Board of Directors in which all new monies are invested in debt securities operated by the Principal Financial Group comprising of private placed loans including residential and commercial mortgages and private placement bonds. This fund is a "book value" fund and its value is not adjusted for changing market conditions.

     Historical returns of multiple asset classes were analyzed to develop a risk free real rate of return and risk premiums for each asset class. The overall rates for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted average rate was developed based on those overall rates and target asset allocation of the plan.

     In March, 1998, the Board of Directors authorized a one time investment of some of the assets of the plan into two equity funds operated by the Principal Financial Group. In addition, in 2001 when the Principal Financial Group became a publicly traded company a distribution of their stock was made to all investors. This investment has resulted in a third equity investment. No additional contributions have been made to any of the three equity investments. Any future investments will continue to be determined by the Board of Directors.

     The accumulated benefit obligation is $2,272,390 and $1,900,414 at December 31, 2004 and 2003 respectively.

     Based on current data and assumptions, the following benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid over the next ten years as follows:

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003
NOTE F (continued)

      Year Ending                      Expected Future Benefits Payable
      -----------                      --------------------------------
        2005                                  $    80,000
        2006                                       80,000
        2007                                      130,000
        2008                                      135,000
        2009                                      135,000
        2010-2014                               1,040,000


     The company  estimates that it will make  contributions to the pension plan
     of  approximately   $200,000  during  2005  which  includes   required  and
     discretionary contributions.

     A measurement period from October 1, 2003 to October 1, 2004 has been used for the year ended December 31, 2004. The liabilities and assets are calculated at October 1, 2004. Assets are adjusted for known contributions received by the Company between October 1, 2004 and December 31, 2004.

     The following table sets forth the plan's funded status:

                                                       Year ended December 31,
                                                       ----------------------
                                                           2004        2003
                                                        ---------   ---------
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year... $2,360,399  $2,125,941
  Service cost........................................     88,597      83,291
  Interest cost.......................................    139,588     134,820
  Actuarial loss......................................    270,112      63,899
  Benefits paid.......................................    (53,167)    (47,552)
                                                        ---------   ---------
    Projected benefit obligation at end of year....... $2,805,529  $2,360,399
                                                        =========   =========
Change in Plan Assets:
  Fair value of plan assets at beginning of year...    $1,957,256  $1,754,025
  Actual return on plan assets.....................       152,387     147,042
  Employer contributions...........................       179,000     103,741
  Benefits paid....................................       (53,167)    (47,552)
                                                        ---------   ---------
    Fair value of plan assets at end of year.......    $2,235,476  $1,957,256
                                                        =========   =========
Reconciliation of Funded Status:
  Funded status (underfunded)......................    $ (570,053) $ (403,143)
  Unrecognized net actuarial loss..................       642,853     410,008
  Unrecognized prior service cost..................        46,920      54,381
                                                        ---------   ---------
    Prepaid benefit cost...........................    $  119,720  $   61,246
                                                        =========   =========

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

NOTE F (continued)


  The net periodic benefit cost includes the following components:

                                                        Year ended December 31,
                                                       -------------------------
                                                           2004          2003
  Components of net periodic benefit cost:             -----------   -----------

  Service cost.....................................    $   88,597    $   83,291
  Interest cost....................................       139,588       134,820
  Expected return on plan assets...................      (134,031)     (139,295)
  Recognized net actuarial loss....................        18,910        15,748
  Amortization of prior service cost...............         7,461         7,461
                                                        ---------     ---------
     Net periodic benefit cost.....................    $  120,525    $  102,025
                                                        =========     =========

Weighted-average assumptions as of December 31:
                                                           2004          2003
                                                        -----------   ----------
Discount rate......................................        5.50%         6.00%
Expected long term rate of return..................        7.00%         7.00%
Weighted average rate of compensation increase.....        5.51%         5.69%
Amortization method................................ Straight-Line  Straight-Line

     401(k) Plan

     The Company maintains a 401(k) Plan for all of its eligible employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company makes a contribution of 50% of the first 4% of each employee's elective deferral up to a maximum employer contribution of 2% of weekly pay. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $38,000 and $39,000 for the years ended December 31, 2004 and 2003, respectively.

     Stock Option Plans

     At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of the 2004 Stock Option Plan. The new plan covers both employees and Directors. The adoption and implementation of the new plan was ratified by the shareholders of the Company at the Company's annual meeting of shareholders on May 19, 2004.

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                              December 31, 2004 and 2003
NOTE F (continued)

     The following summarizes the stock option transactions from the expired EISOP and NSSOPD:

                                           Number       Weighted average
EISOP                                   outstanding      exercise price
-----                                  ------------         -------
Options outstanding January 1, 2003....    45,500            3.55
    Expired                                  (200)           3.51
    Exercised                             (35,100)           3.58
                                           ------
Options outstanding and exercisable at
    December 31, 2003                      10,200            3.44
    Exercised                              (4,300)           3.49
                                           ------
Options outstanding and exercisable at
     December 31, 2004.................     5,900            3.39
                                           ======
Available for grant at December 31, 2004        0
                                           ======
NSSOPD
------
Options outstanding at January 1, 2003..   20,000           $3.41
     Exercised                             (6,000)           3.34
                                           ------
   Options outstanding and exercisable at
     December 31, 2003                     14,000            3.44
     Exercised                             (6,000)           3.34
                                           ------
Options outstanding and exercisable at
   December 31, 2004                        8,000            3.51
                                           ======
Available for grant at December 31, 2004        0
                                           ======

     In 2004 the Company authorized up to 500,000 shares to be granted under the 2004 Stock Option Plan.

     Summarized information about stock options outstanding under these plans at December 31, 2004 is as follows:

                       UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                               December 31, 2004 and 2003
NOTE F (continued)

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
               Number of Shares    Weighted        Weighted      Number of Shares   Weighted
Range of        Outstanding         Average         Average        Exercisable       Average
Exercise             at            Remaining       Exercise            at           Exercise
Prices         December 31,2003  Contractual Life    Price       December 31,2003     Price
------------   ----------------  ----------------   --------     ----------------    --------
EISOP
-----
$2.06 - $3.30     1,300             3.65           $2.71             1,300           $2.71
$3.51 - $3.86     4,600             6.81            3.59             4,600            3.59
-------------    ------             ----           -----            ------           -----
$2.06 - $3.86     5,900             6.11           $3.39             5,900           $3.39

NSSOPD
--------

$3.51             8,000             2.90            3.51             8,000            3.51

NOTE G - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2004 and 2003:

                                                        2004            2003
                                                     ---------       ---------
Numerator:
        Net earnings                               $ 2,475,057     $ 2,471,154

Denominator:
        Denominator for basic earnings
           per share (weighted average shares)       4,928,785       4,898,456

        Effect of dilutive securities:
           Employee stock options                        9,241          15,956
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,938,026       4,914,412
                                                     =========       =========
Basic and diluted earnings per share               $      0.50     $      0.50
                                                     =========       =========

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2004 and 2003
NOTE G (continued)



     In 2004 and 2003 there were no options excluded from the computation of diluted earnings per share.

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 2004 and 2003.

                                                     2004                                          2003
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $10,004,893   $ 1,118,582   $11,123,475       $10,068,977   $ 1,088,446   $11,157,423
Depreciation and amortization            91,845         -            91,845            84,510         -            84,510
Segment income (loss) before income
  tax expense                         3,725,217       (91,988)    3,633,229         3,798,573         8,421     3,806,994

Segment assets                        2,532,195       358,804     2,890,999         2,189,252       381,553     2,570,805

Capital expenditure                     125,616          -          125,616            72,039          -           72,039

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total income for reportable segments                            $ 3,633,229                                   $ 3,806,994
Other income, net                                                   220,991                                       169,344
Corporate headquarters expense                                     (170,821)                                     (165,427)
                                                                  ---------                                     ---------
Consolidated income before income taxes                         $ 3,683,399                                   $ 3,810,911
                                                                  =========                                     =========
Assets
------
Total assets for reportable segments                            $ 2,890,999                                   $ 2,570,805
Corporate headquarters                                           11,530,376                                    11,454,139
                                                                 ----------                                    ----------
      Total consolidated assets                                 $14,421,375                                   $14,024,944
                                                                 ==========                                    ==========

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003

NOTE H (continued)

Other Significant Items
-----------------------
                                                2004                                           2003
                                 --------------------------------------         --------------------------------------
                                 Segment                   Consolidated         Segment                   Consolidated
                                 Totals      Corporate       Totals             Totals      Corporate       Totals
                               ----------   -----------    ------------       ----------   -----------    ------------
Capital expenditures            125,616        72,755        198,371            72,039        46,140        118,179
Depreciation and amortization    91,845       117,947        209,792            84,510       119,295        203,805

Geographic Information
----------------------
                                             2004                           2003
                                  -------------------------       ------------------------
                                                 Long-Lived                    Long-Lived
                                    Revenues       Assets           Revenues     Assets
                                   ----------   -----------       ----------   -----------
United States                     $ 5,634,832   $   997,671      $ 5,676,595   $ 1,026,316
France                              1,275,612                      1,335,734
Other countries                     4,213,031                      4,145,094
                                   ----------     ---------       ----------     ---------
                                  $11,123,475   $   997,671      $11,157,423   $ 1,026,316
                                   ==========     =========       ==========     =========
Major Customers
---------------
Customer A (Guardian)             $ 4,289,603                    $ 4,422,424
Customer B (Guardian)               1,086,869                      1,096,923
All other customers                 5,747,003                      5,638,076
                                   ----------                     ----------
                                  $11,123,475                    $11,157,423
                                   ==========                     ==========

NOTE I - CONTINGENCIES

     While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2004 and 2003


NOTE J - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2004 and 2003 the Company paid to Henry Globus, a former officer and current Director of the Company, $18,852 and $18,210 respectively, for consulting services in accordance with his employment termination agreement of 1998.

     During the years ended December 31, 2004 and 2003 the Company paid to Bonamassa , Maietta, and Cartelli, LLP, $10,500 and $9,000 respectively for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is currently a Director of the Company.

     During 2004, the Company sold an asset to an officer of the Company. Based upon its estimated fair value on the date of sale, the Company recorded a loss of $1,724.