Form 10QSB
period 2005-03-31
UNITED GUARDIAN INC
filed 2005-05-06
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended   March 31,2005
                                             -------------

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

Yes _________             No ____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                    4,932,539
                                  -------------











































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income -
                Three Months Ended March 31, 2005 and 2004.............    2

              Consolidated Balance Sheets -
                March 31, 2005 and December 31, 2004...................  3-4

              Consolidated Statements of Cash Flows -
                Three Months Ended March 31, 2005 and 2004.............    5

              Consolidated Notes to Financial Statements..............   6-9

   Item 2 - Management's Discussion and Analysis of

             Financial Condition and Results of Operations............  9-12

   Item 3 - Controls and Procedures................................... 12-13

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings..........................................   13

   Item 2 - Changes in Securities and Use of Proceeds..................   13

   Item 3 - Defaults Upon Senior Securities............................   13

   Item 4 - Submission of Matters to a Vote of Security Holders........   13

   Item 5 - Other Information..........................................   13

   Item 6 - Exhibits and Reports On Form 8-K...........................   13

Signatures.............................................................   14

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                  UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                      2005          2004
                                                     ------        ------
Revenue:
  Net sales                                       $ 3,880,117   $ 2,967,103
                                                   ----------    ----------
Costs and expenses:
  Cost of sales                                     1,768,767     1,273,260
  Operating expenses                                  668,693       645,851
                                                   ----------    ----------
                                                    2,437,460     1,919,111
                                                   ----------    ----------
      Income from operations                        1,442,657     1,047,992


Other income (expense):
  Investment income                                    66,339        57,092
  Loss on sale of marketable securities              (114,231)         -
  Other                                                   (48)          (17)
                                                    ---------    ----------
      Income before income taxes                    1,394,717     1,105,067

Provision for income taxes                            539,000       395,200
                                                    ---------     ---------
      Net income                                  $   855,717   $   709,867
                                                     ========     =========
Earnings per common share
   (basic and diluted)                            $      0.17   $      0.14
                                                    =========     =========
Weighted average shares - basic                     4,932,539     4,923,966
                                                    =========     =========
Weighted average shares -diluted                    4,940,272     4,936,652
                                                    =========     =========














                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              MARCH 31,        DECEMBER 31,
                                                2005               2004
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
     Cash and cash equivalents           $   2,923,136      $    3,735,945
     Temporary investments                     404,026             402,288
     Marketable securities                   6,971,946           6,251,764
     Accounts receivable, net of
       allowance for doubtful accounts
       of $33,971 and $45,000 at
       March 31, 2005 and December 31,
       2004, respectively                    2,012,130             918,085
     Inventories (net)                       1,025,128           1,375,880
     Prepaid expenses and other
        current assets                         359,368             515,425
     Deferred income taxes                     217,017             223,617
                                           -----------         -----------
              Total current assets          13,912,751          13,423,004
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,017,077           2,975,305
     Building and improvements               2,103,792           2,089,547
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,323,401           5,267,384
       Less: Accumulated depreciation        4,319,533           4,269,713
                                           -----------         -----------
                                             1,003,868             997,671
                                           -----------         -----------

Other assets                                       700                 700
                                           -----------         -----------
                                        $   14,917,319      $   14,421,375
                                           ===========         ===========














                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                             MARCH 31,          DECEMBER 31,
                                               2005                2004
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  887,677
   Accounts payable                           357,939             172,320
   Accrued expenses                           476,562             395,167
   Taxes payable                              249,828                -
                                            ---------           ---------
         Total current liabilities          1,084,329           1,455,164
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      4,994,739  issued, and 4,932,539
      shares outstanding                      499,474             499,474
   Capital in excess of par value           3,756,943           3,756,943
   Accumulated other comprehensive loss       (75,668)            (86,730)
   Retained earnings                       10,001,871           9,146,154
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,822,990          12,956,211
                                            ---------           ---------
                                         $ 14,917,319        $ 14,421,375
                                           ==========          ==========























                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                              ------------
                                                         2005             2004
                                                       -------          -------
Cash flows provided by operating activities:

  Net income                                       $   855,717      $   709,867
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                     49,820           52,799
      Realized loss on sale of marketable securities   116,855             -
      Provision for doubtful accounts                  (11,029)            -
        (Increase) decrease in assets:
         Accounts receivable                        (1,083,016)        (361,334)
         Inventories                                   350,752          (25,295)
         Prepaid expenses and other current
           and non-current assets                      156,057          (39,356)
      Increase (decrease) in liabilities:
         Accounts payable                              185,619          295,372
         Accrued expenses and taxes payable            331,223          382,854
                                                    ----------       ----------
      Net cash provided by operating activities        951,998        1,014,907
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment        (56,017)         (58,434)
   Net change in temporary investments                  (1,738)            -
   Proceeds from sale of marketable securities       3,465,351          877,923
   Purchase of marketable securities                (4,284,726)        (938,764)
                                                    ----------       ----------
      Net cash used in investing activities           (877,130)        (119,275)
                                                    ----------       ----------
Cash flows from financing activities:

   Proceeds from exercise of stock options                -              24,183
   Dividends paid                                     (887,677)        (737,736)
                                                    ----------       ----------
     Net cash used in financing activities            (887,677)        (713,553)
                                                    ----------       ----------

Net (decrease) increase in cash and
   cash equivalents                                   (812,809)         182,079

Cash and cash equivalents at beginning of period     3,735,945        2,710,029
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 2,923,136      $ 2,892,108
                                                    ==========       ==========




                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

      1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows for the three months ended March 31, 2005 and 2004. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2004 Annual Report to Shareholders.

     2. The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: In 2004 the Company approved a new stock option plan ("2004 Stock Option Plan"). The 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Stautory ("NSSOPD") expired in 2003. No grants were issued during the three months ended March 31, 2005 or March 31, 2004.

     4. Inventories - Net

     Inventories consist of the following:        March 31,     December 31,
                                                    2005            2004
                                                ----------      ----------
     Raw materials and work in process          $  365,902      $  332,798
     Finished products and fine chemicals          659,226       1,043,082
                                                ----------      ----------
                                                $1,025,128      $1,375,880
                                                ==========      ==========

      At March 31, 2005 and December 31, 2004, the Company has reserved $128,000 for slow moving and obsolete inventory.

     5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $38,174 and $56,572 for the three months ended March 31, 2005 and 2004, respectively.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                    Three months ended March 31,
                                                        2005            2004
                                                       ------          ------
Net income                                           $855,717        $709,867
                                                      -------         -------
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable
     securities during period ......................  (99,193)         15,175
   Less: reclassification adjustment for
     losses included in net income .................  116,855            --
                                                      -------         -------
   Other comprehensive income before tax ...........   17,662          15,175
Income tax benefit on related to other
   comprehensive income ............................    6,600           5,730
                                                      -------         -------
Other comprehensive income, net of tax .............   11,602           9,445
                                                      -------         -------
Comprehensive income net of tax .................... $866,779        $719,312
                                                      =======         =======

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         7. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at March 31, 2005 and 2004.

                                                   Three months ended
                                                        March 31,
                                                    2005           2004
                                                   ------         ------
Numerator:
   Net income                                   $  855,717     $  709,867
                                                   =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                       4,932,539      4,923,966

Effect of dilutive securities:
   Employee stock options                            7,733         12,686
                                                 ---------      ----------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions               4,940,272      4,936,652
                                                 =========      =========
Basic and diluted earnings per share            $     0.17     $     0.14
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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2004. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three month period ended March 31, 2005 and 2004.

                                                               Three months ended March 31,
                                                     2005                                            2004
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 3,567,748    $   312,369    $ 3,880,117       $ 2,695,232    $   271,871    $ 2,967,103
Depreciation and amortization           21,335           -            21,335            25,846           -            25,846
Segment income (loss) before
  income taxes*                      1,470,057         12,274      1,482,331         1,103,931        (17,400)     1,086,531

Segment assets                       3,362,005        377,467      3,739,472         2,882,597        372,164      3,254,761

Capital expenditure                     11,662           -            11,662            54,592            -           54,592

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 1,482,331                                     $ 1,086,531
Other (loss) income, net                                             (47,940)                                         57,075
Corporate headquarters expense                                       (39,674)                                        (38,539)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 1,394,717                                     $ 1,105,067
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,739,472                                     $ 3,254,761
Corporate headquarters                                            11,177,847                                      11,454,167
                                                                  ----------                                      ----------
      Total consolidated assets                                  $14,917,319                                     $14,708,928
                                                                  ==========                                      ==========

                                                                 Three months ended March 31,
                                                     2005                                           2004
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Expenditures for assets              $ 11,662       $ 44,355        $ 56,017          $ 54,592       $  3,842        $ 58,434
Depreciation and amortization          21,335         28,485          49,820            25,846         26,953          52,799

Geographic Information
----------------------

                                                       2005                                2004
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,130,315   $    1,003,870        $ 1,779,488   $    1,031,951
France                                         471,888                             346,496
Other countries                              1,277,914                             841,119
                                           -----------    -------------        -----------    -------------
                                           $ 3,880,117   $    1,003,870        $ 2,967,103   $    1,031,951
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)**                    $ 1,176,586                         $ 1,248,466
Customer B (Guardian)**                        404,941                             270,340
All other customers                          2,298,590                           1,448,297
                                           -----------                         -----------
                                           $ 3,880,117                         $ 2,967,103
                                           ===========                         ===========

     * The Company has revised the estimated overhead allocated to the Eastern Chemical subsidiary due to reductions in personnel and inventory. If the current allocation was used for the Eastern subsidiary in March 2004, Eastern would have had earnings from operations of $13,175.

     ** At March 31, 2005 Customer A and B had balances approximating 26% and 4% accounts receivable respectively.

     At March 31, 2004 Customer A and B had balances approximating 26% and 20% of accounts receivable respectively.


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

     The Company's Eastern Chemical subsidiary ("Eastern") distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Eastern's products are marketed through advertising in trade publications and direct mailings. Since the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, the Company has reduced Eastern's inventory levels in order to make it more marketable in the event the Company decides to sell it at some future date. This has resulted in some reduction in sales as compared to previous years. Sales of this division have also declined as a result of increased competition from new and existing competitors.

     Products manufactured by Guardian are marketed worldwide through the Company's extensive marketing and distribution arrangements. Approximately half of Guardian's sales are to foreign customers.

     The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2004, and a comparison of the results of operations for the three month period ended March 31, 2005 and March 31, 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     Gross revenue from operations
     -----------------------------

     For the three month period ended March 31, 2005, net sales increased $913,014 (30.8%) versus the comparable period in 2004. Guardian had a sales increase of $872,516 (32.4%) while Eastern had a sales increase of $40,498 (14.9%).

     The increase in Guardian's sales for the three month period ended March 31, 2005 is believed to be due to (a) normal fluctuations in the purchasing patterns of its customers, and (b) an unusually high number of shipments taking place in January that resulted from some customers requesting that their orders not be shipped until after the first of the year. The increase in Eastern's sales is believed to be due to normal fluctuations in the purchasing patterns of its customers.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales increased to 45.6% for the three months ended March 31, 2005 from 42.9% for the comparable period ended March 31, 2004. This increase is mainly due to (a) increases in standard overhead rates for Guardian; (b) increases in fixed overhead costs, (primarily insurance and utilities); and (c) a higher than normal sales volume of a product with higher costs in anticipation of a March 1st price increase for that product.

     The increase in the standard overhead rates for Guardian was the result of a revision of the estimated overhead allocated to Eastern due to a reduction in staff and inventory and an overall downsizing of that operation. Since, for the most part, this overhead is fixed, the decrease in the overhead that had been allocated to Eastern is now being absorbed by Guardian. This has resulted in an increase in the overhead rate for Guardian.

     Operating Expenses
     ------------------

     Operating expenses increased $22,842 (3.5%) for the three months ended March 31, 2005 compared to the comparable period in 2004. The increase is mainly due to the net effect of higher insurance and utilities costs.

     Investment income
     ---------------

     Investment income decreased $104,984 (183.9%) for the three months ended March 31, 2005 as compared to the comparable period in 2004. This decrease is mainly attributable to the sale of a portfolio of marketable securities, primarily bonds, the bulk of which had been managed for the Company by Merrill Lynch. The sale of this portfolio resulted in a realized loss of approximately $116,000, of which approximately $105,000 had previously been recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the above loss was due to the sale of the bond portfolio managed by Merrill Lynch, which, over the 18 months the company held it, had realized interest income net of broker fees of approximately $154,000. The realized loss was offset by $66,339 of investment income consisting of interest and dividend income for the three months ended March 31, 2005 as compared to $57,092 for the three months ended March 31, 2004. This increase is mainly due to an increase in interest rates. Investment income is recorded net of brokerage fees.

     Provision for income taxes
     --------------------------

     The provision for income taxes increased $143,800 (36.4%) for the three months ended March 31, 2005 when compared to the comparable period in 2004. This increase was due to (a) increased earnings before taxes of $289,650, and (b)the adding back of the approximately $116,000 loss on sale of the Merrill Lynch bond portfolio, which is not currently deductible.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $11,967,840 at December 31, 2004 to $12,828,422 at March 31, 2005. The current ratio increased from 9.2 to 1 at December 31, 2004 to 12.8 to 1 at March 31,2005. The increase in current ratio was primarily due to the net effect of a decrease in dividends payable and inventories, along with increases in accounts receivable and accrued expenses. The Company has no commitments for any further significant capital expenditures during the remainder of 2005, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $835,143 and $1,014,907 for the three months ended March 31, 2005 and March 31, 2004 respectively. The decrease was primarily due to the increase in accounts receivable.

     During the three month period ended March 31, 2005, $760,275 was used in investment activities, as compared to $119,275 for the three months ended March 31, 2004. The change is mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities.

     Cash used in financing activities was $887,677 and $713,553 for the three months ended March 31, 2005 and March 31, 2004 respectively. The increase is due primarily to an increase in dividends paid during the three months ended March 31, 2005.

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

     a. Exhibits

        31.1 Certification of Alfred R. Globus, Chairman and Chief Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Kenneth H. Globus, President and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1  Certification  of Alfred R. Globus,  Chairman and Chief  Executive
              Officer  of  the   Company,   pursuant   to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

        32.2  Certification of Kenneth H. Globus,  President and Chief Financial
              Officer  of  the   Company,   pursuant   to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K

     There was one report on Form 8-K filed during the fiscal quarter ended March 31, 2005. It was filed on March 21, 2005 and related to the issuance of an earnings release by the Company on March 18, 2005.

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

Date:  May 6, 2005