Form 10QSB
period 2005-06-30
UNITED GUARDIAN INC
filed 2005-08-05
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X     Quarterly report under Section 13 or 15(d) of the Securities
---------   Exchange Act of 1934


            For the quarterly period ended   June 30, 2005
                                             -------------

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

Yes _________             No ____________

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of July 27, 2005:

                                    4,938,139
                                  -------------











































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                       Page No.
                                                                      ----------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income -
                Six Months Ended June 30, 2005 and 2004................    2

              Consolidated Balance Sheets -
                June 30, 2005 and December 31, 2004....................  3-4

              Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2005 and 2004................    5

              Consolidated Notes to Financial Statements..............  6-10

   Item 2 - Management's Discussion and Analysis of

             Financial Condition and Results of Operations............ 10-13

   Item 3 - Controls and Procedures...................................    14

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings..........................................   14

   Item 2 - Changes in Securities and Use of Proceeds..................   14

   Item 3 - Defaults Upon Senior Securities............................   14

   Item 4 - Submission of Matters to a Vote of Security Holders........   14

   Item 5 - Other Information..........................................   14

   Item 6 - Exhibits and Reports On Form 8-K...........................   14

Signatures.............................................................   15

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                  UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                       SIX MONTHS ENDED           THREE MONTHS ENDED
                                                           JUNE 30,                     JUNE 30,
                                                      2005          2004           2005          2004
                                                     ------        ------         ------        ------
Revenue:
  Net sales                                       $ 6,647,572   $ 5,990,071    $ 2,767,455   $ 3,022,968
                                                   ----------    ----------     ----------    ----------
Costs and expenses:
  Cost of sales                                     3,041,560     2,598,815      1,272,793     1,325,555
  Operating expenses                                1,325,339     1,347,487        656,646       701,636
                                                   ----------    ----------     ----------    ----------
                                                    4,366,899     3,946,302      1,929,439     2,027,191
                                                   ----------    ----------     ----------    ----------
      Income from operations                        2,280,673     2,043,769        838,016       995,777


Other income (expense):
  Investment income                                   161,291       106,412         94,952        49,320
  Loss on sale of marketable securities              (114,231)         -              -             -
  Other                                                   (48)          (17)          -             -
                                                    ---------    ----------      ---------    ----------
      Income before income taxes                    2,327,685     2,150,164        932,968     1,045,097

Provision for income taxes                            860,900       768,000        321,900       372,800
                                                    ---------     ---------      ---------     ---------
      Net income                                  $ 1,466,785   $ 1,382,164    $   611,068   $   672,297
                                                     ========     =========       ========     =========
Earnings per common share
   (basic and diluted)                            $      0.30   $      0.28    $      0.12   $      0.14
                                                    =========     =========      =========     =========
Weighted average shares - basic                     4,932,761     4,926,753      4,932,981     4,929,539
                                                    =========     =========      =========     =========
Weighted average shares -diluted                    4,940,239     4,937,206      4,940,204     4,937,759
                                                    =========     =========      =========     =========











                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30         DECEMBER 31,
                                                2005               2004
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
     Cash and cash equivalents           $   2,191,186      $    3,735,945
     Temporary investments                     698,052             402,288
     Marketable securities                   7,085,053           6,251,764
     Accounts receivable, net of
       allowance for doubtful accounts
       of $33,971 and $45,000 at
       June 30, 2005 and December 31,
       2004, respectively                    1,481,111             918,085
     Inventories (net)                       1,039,641           1,375,880
     Prepaid expenses and other
        current assets                         328,942             515,425
     Deferred income taxes                     196,417             223,617
                                           -----------         -----------
              Total current assets          13,020,402          13,423,004
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,033,217           2,975,305
     Building and improvements               2,117,144           2,089,547
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,352,893           5,267,384
       Less: Accumulated depreciation        4,370,237           4,269,713
                                           -----------         -----------
                                               982,656             997,671
                                           -----------         -----------

Other assets                                       258                 700
                                           -----------         -----------
                                        $   14,003,316      $   14,421,375
                                           ===========         ===========














                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                             JUNE 30,          DECEMBER 31,
                                               2005                2004
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  887,677
   Accounts payable                           201,366             172,320
   Accrued expenses                           526,221             395,167
   Taxes payable                               24,228                -
                                            ---------           ---------
         Total current liabilities            751,815           1,455,164
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      4,996,339 and 4,994,739 shares
      issued, respectively, and
      4,934,139 and 4,932,539
      shares outstanding, respectively        499,634             499,474
   Capital in excess of par value           3,762,648           3,756,943
   Accumulated other comprehensive loss       (40,955)            (86,730)
   Retained earnings                        9,379,804           9,146,154
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,241,501          12,956,211
                                            ---------           ---------
                                         $ 14,003,316        $ 14,421,375
                                           ==========          ==========




















                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                              ------------
                                                         2005             2004
                                                       -------          -------
Cash flows provided by operating activities:

  Net income                                       $ 1,466,785      $ 1,382,164
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    100,524          103,180
      Realized loss on sale of marketable securities   116,855             -
      Provision for doubtful accounts                  (11,029)            -
      Provision for inventory obsolescence                -             (91,000)
        (Increase) decrease in assets:
         Accounts receivable                          (551,997)        (308,427)
         Inventories                                   336,239         (294,667)
         Prepaid expenses and other current
           and non-current assets                      186,925            7,445
      Increase (decrease) in liabilities:
         Accounts payable                               29,046          165,972
         Accrued expenses and taxes payable            155,282          148,572
                                                    ----------       ----------
      Net cash provided by operating activities      1,828,630        1,113,239
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment        (85,509)         (99,024)
   Net change in temporary investments                (295,764)          98,743
   Proceeds from sale of marketable securities       3,465,351        1,175,677
   Purchase of marketable securities                (4,342,520)      (1,247,013)
                                                    ----------       ----------
      Net cash used in investing activities         (1,258,442)         (71,617)
                                                    ----------       ----------
Cash flows from financing activities:

   Proceeds from exercise of stock options               5,865           24,183
   Dividends paid                                   (2,120,812)        (737,736)
                                                    ----------       ----------
     Net cash used in financing activities          (2,114,947)        (713,553)
                                                    ----------       ----------

Net (decrease) increase in cash and cash
   equivalents                                      (1,544,759)         328,069

Cash and cash equivalents at beginning of period     3,735,945        2,710,029
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 2,191,186      $ 3,038,098
                                                    ==========       ==========



                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows for the six months ended June 30, 2005 and 2004. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2004 Annual Report to Shareholders.

     2. The results of operations for the six months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: In 2004 the Company approved a new stock option plan ("2004 Stock Option Plan"). The 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory ("NSSOPD") expired in 2003. No grants were issued during the six months ended June 30, 2005 or June 30, 2004.

     4. Inventories - Net

     Inventories consist of the following:        June 30,     December 31,
                                                    2005            2004
                                                ----------      ----------
     Raw materials and work in process          $  339,933      $  332,798
     Finished products and fine chemicals          699,708       1,043,082
                                                ----------      ----------
                                                $1,039,641      $1,375,880
                                                ==========      ==========

      At June 30, 2005 and December 31, 2004, the Company has reserved $128,000 for slow moving and obsolete inventory.

     5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $585,674 and $712,432 for the six months ended June 30, 2005 and 2004, respectively.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                       Six months ended June 30,     Three months ended June 30,
                                                          2005           2004           2005            2004
                                                         ------         ------         ------          ------
Net income                                           $1,466,785      $1,382,164      $  611,068      $  672,297
                                                     ----------      ----------      ----------      ----------
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable
     securities during period ......................    (43,880)        (78,136)         55,313         (93,311)
   Less: reclassification adjustment for
     losses included in net income .................    116,855            --              -               --
                                                     ----------      ----------      ----------      ----------
   Other comprehensive income before tax ...........     72,975         (78,136)         55,313         (93,311)
Income tax benefit (expense) related to other
   comprehensive income ...........................      27,200         (29,200)         20,600         (34,930)
                                                     ----------      ----------      ----------      ----------
Other comprehensive income (loss), net of tax.......     45,775         (48,936)         34,713         (58,381)
                                                     ----------      ----------      ----------      ----------
Comprehensive income net of tax .................... $1,512,560      $1,333,228      $  645,781      $  613,916
                                                     ==========      ==========      ==========      ==========

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         7. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at June 30, 2005 and 2004.

                                                     Six months ended                 Three months ended
                                                         June 30,                           June 30,
                                                    2005           2004                2005           2004
                                                   ------         ------              ------         ------
Numerator:
   Net income                                   $1,466,785     $1,382,164          $  611,068     $  672,297
                                                   =======      =========             =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                       4,932,761      4,926,753           4,932,981      4,929,539

Effect of dilutive securities:
   Employee stock options                            7,478         10,453               7,223          8,220
                                                 ---------      ----------          ---------      ----------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions               4,940,239      4,937,206           4,940,204      4,937,759
                                                 =========      =========           =========      =========
Basic and diluted earnings per share            $     0.30     $     0.28          $     0.12     $     0.14
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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2004. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three and six month periods ended June 30, 2005 and 2004.

                                                                 Six months ended June 30,
                                                     2005                                            2004
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 6,054,390    $   593,182    $ 6,647,572       $ 5,422,334    $   567,737    $ 5,990,071
Depreciation and amortization           44,750           -            44,750            49,767           -            49,767
Segment income (loss) before
  income taxes*                      2,327,899         31,953      2,359,852         2,165,996        (46,054)     2,119,942

Segment assets                       2,648,972        354,204      3,003,176         3,134,561        551,755      3,686,316

Capital expenditure                     27,916           -            27,916            92,221            -           92,221

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 2,359,852                                     $ 2,119,942
Other (loss) income, net                                              47,012                                         106,395
Corporate headquarters expense                                       (79,179)                                        (76,173)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 2,327,685                                     $ 2,150,164
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,003,176                                     $ 3,686,316
Corporate headquarters                                            11,000,140                                      11,272,847
                                                                  ----------                                      ----------
      Total consolidated assets                                  $14,003,316                                     $14,959,163
                                                                  ==========                                      ==========
                                                               Three months ended June 30,
                                                     2005                                            2004
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,486,642    $   280,813    $ 2,767,455       $ 2,727,102    $   295,866    $ 3,022,968
Depreciation and amortization           23,415           -            23,415            23,921           -            23,921
Segment income (loss) before
  income taxes*                        857,842         19,679        877,521         1,062,065        (28,654)     1,033,411

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $   877,521                                     $ 1,033,411
Other income, net                                                     94,952                                          49,320
Corporate headquarters expense                                       (39,505)                                        (37,634)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $   932,968                                     $ 1,045,097
                                                                  ==========                                      ==========
Other Significant items
-----------------------

                                                                   Six months ended  June 30,
                                                     2005                                           2004
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Expenditures for assets              $ 27,916       $ 57,593        $ 85,509          $ 92,221       $  6,803        $ 99,024
Depreciation and amortization          44,750         55,774         100,524            49,767         53,413         103,180

Geographic Information
----------------------

                                                       2005                                2004
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 3,391,534   $      982,656        $ 2,936,424   $    1,022,160
France                                         781,473                             753,847
Other countries                              2,474,565                           2,299,800
                                           -----------    -------------        -----------    -------------
                                           $ 6,647,572   $      982,656        $ 5,990,071   $    1,022,160
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)**                    $ 2,313,604                         $ 2,527,401
Customer B (Guardian)**                        665,793                             627,476
All other customers                          3,668,175                           2,835,194
                                           -----------                         -----------
                                           $ 6,647,572                         $ 5,990,071
                                           ===========                         ===========

     * The Company has revised the estimated overhead allocated to the Eastern Chemical subsidiary due to reductions in personnel and inventory and an overall downsizing of the Eastern operation. This has resulted in a reduction in the amount of overhead allocated to Eastern and a commensurate increase in the amount of overhead being absorbed by the Guardian division. This has also resulted in an increase in the overhead rate for the Guardian division.

     If the current allocation had been used for the Eastern subsidiary in June 2004, Eastern would have had earnings from operations of $18,483 and $5,308 for the six and three months ended June 30, 2004, respectively.

     ** At June 30, 2005 Customers A and B had balances approximating 49% and 15% of accounts receivable respectively. At June 30, 2004 Customers A and B had balances approximating 40% and 14% of accounts receivable respectively.


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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

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

     The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2004, and a comparison of the results of operations for the six month period ended June 30, 2005 and June 30, 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     Gross revenue from operations
     -----------------------------

     For the six month period ended June 30, 2005, net sales increased $657,501 (11.0%) versus the comparable period in 2004. Guardian had a sales increase of $632,056 (11.7%) and Eastern had a sales increase of $25,445 (4.5%).

     For the three  month  period  ended  June 30,  2005,  net  sales  decreased
$255,513 (8.5%) versus the comparable period in 2004. Guardian had a sales decrease of $240,460 (8.8%) and Eastern had a sales decrease of $15,053 (5.1%)

     The increase in Guardian's sales for the six month period ended June 30, 2005 is believed to be due to (a) an unusually high number of shipments taking place in January that resulted from some customers requesting that their orders not be shipped until after the first of the year, and (b) normal fluctuations in the purchasing patterns of its customers. The increase in Eastern's sales is believed to be due to normal fluctuations in the purchasing patterns of its customers. The decrease in Guardian's sales for the three month period ended June 30, 2005 is believed to be due to (a) an increase in sales of the company's pharmaceutical products in the first quarter that resulted from a price increase that went into effect on March 1st, causing some customers to take in extra inventory in the first quarter that would otherwise have been purchased in the second quarter, and (b) normal fluctuations in the purchasing patterns of its customers. The decrease in Eastern's sales for the three months ended June 30, 2005 is believed to be due to normal fluctuations in the purchasing patterns of it's customers.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales increased to 45.8% for the six months ended June 30, 2005 from 43.4% for the comparable period ended June 30, 2004. For the three months ended June 30, 2005 compared to the three months ended June 30, 2004 cost of sales as a percentage of sales increased to 46% from 43.8%. These increases are mainly due to (a) increases in standard overhead rates; (b) increases in fixed overhead costs, (primarily payroll and payroll related costs); and (c) a higher than normal sales volume of a product with higher costs in anticipation of a March 1st price increase for that product.

     Operating Expenses
     ------------------

     Operating expenses decreased $22,148 (1.6%) for the six months ended June 30, 2005 compared to the comparable period in 2004. For the three month period ended June 30, 2005 operating expenses decreased $44,990 (6.4%). These decreases are mainly due to the higher standard overhead allocation to manufacturing.

     Investment income
     ---------------

     Investment income decreased $59,352 (55.8%) for the six months ended June 30, 2005 as compared to the comparable period in 2004. This decrease mainly was attributable to the net effect of an increase in income from securities of $54,879 and the sale of a portfolio of marketable securities, primarily bonds, the bulk of which had been managed for the Company by Merrill Lynch. The sale of this portfolio resulted in a realized loss of approximately $116,000, of which approximately $105,000 had previously been recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the above loss was due to the sale of the bond portfolio managed by

Merrill Lynch, which, over the 18 months the company held it, had realized interest income net of broker fees of approximately $154,000. Investment income is recorded net of brokerage fees.

     For the three months ended June 30, 2005 investment income increased $45,632 (92.5%), which was mainly attributable to increased interest rates and an increase in market value of some of the investments held by the company.

     Provision for income taxes
     --------------------------

     The provision for income taxes increased $92,900 (12.1%) for the six months ended June 30, 2005 when compared to the comparable period in 2004. This increase was due to (a) increased earnings before taxes of $177,521, and (b)the adding back of the approximately $116,000 loss on sale of the Merrill Lynch bond portfolio, which is not currently deductible. Income taxes decreased $50,900 (13.7%) for the three months ended June 30, 2005 compared to comparable period in 2004. This decrease is mainly due to a decrease in income before taxes of $112,129.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $11,967,840 at December 31, 2004 to $12,268,587 at June 30, 2005. The current ratio increased from 9.2 to 1 at December 31, 2004 to 17.3 to 1 at June 30, 2005. The increase in current ratio was primarily due to the net effect of a decrease in dividends payable and inventories, along with increases in accounts receivable and accrued expenses. The Company has no commitments for any further significant capital expenditures during the remainder of 2005, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $1,828,630 and $1,113,239 for the six months ended June 30, 2005 and June 30, 2004 respectively. The increase was primarily due to the net effect decreases in inventory, prepaid expenses and dividends payable offset by increases in accounts receivable and accounts payable.

     During the six month period ended June 30, 2005, $1,258,442 was used in investment activities, as compared to $71,617 for the six months ended June 30, 2004. The change is mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities.

     Cash used in financing activities was $2,114,947 and $713,553 for the six months ended June 30, 2005 and June 30, 2004 respectively. The increase was due primarily to an increase in dividends paid during the six months ended June 30, 2005.

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

     b. Reports on Form 8-K

     There were two reports on Form 8-K filed during the fiscal quarter ended June 30, 2005. One was filed on May 9, 2005 and related to the issuance of an earnings release by the Company on May 6, 2005. The other was filed on May 20, 2005 and related to the payment of a cash dividend to stockholders.

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

Date:  August 5, 2005