Form 10QSB
period 2005-09-30
UNITED GUARDIAN INC
filed 2005-11-10
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

              For the quarterly period ended   September 30, 2005
                                               ------------------

   [ ]    Transition report under Section 13 or 15(d) of the Exchange Act

              For the transition period from __________  to  ___________


                    Commission File Number:   1-10526
                                            -----------


                           UNITED-GUARDIAN, INC.
-------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)


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


                                 (631) 273-0900
-------------------------------------------------------------------------
                          (Registrant's telephone number)


-------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                         if changed since last report)



     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X]  No [ ]




                             Cover Page 1 of 2 Pages

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                                                Yes [ ]  No [X]



         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the Company filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                Yes [ ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           4,938,139 shares of common stock, par value $.10 per share, as of October 31, 2005.


     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]
































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income -
                Three and Nine Months Ended September 30, 2005 and 2004...    2

              Consolidated Balance Sheets -
                September 30, 2005 and December 31, 2004..................  3-4

              Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2005 and 2004.............    5

              Consolidated Notes to Financial Statements.................  6-10

   Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................. 10-13

   Item 3 - Controls and Procedures...................................... 13-14

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings.............................................   14

   Item 2 - Changes in Securities and Use of Proceeds.....................   14

   Item 3 - Defaults Upon Senior Securities...............................   14

   Item 4 - Submission of Matters to a Vote of Security Holders...........   14

   Item 5 - Other Information.............................................   14

   Item 6 - Exhibits and Reports On Form 8-K..............................   14

Signatures................................................................   15

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (UNAUDITED)

                                                      NINE MONTHS ENDED           THREE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                      2005          2004           2005          2004
                                                     ------        ------         ------        ------
Revenue:
  Net sales                                       $ 9,697,066   $ 8,977,454    $ 3,049,494   $ 2,987,383
                                                   ----------    ----------     ----------    ----------
Costs and expenses:
  Cost of sales                                     4,408,053     4,001,219      1,366,493     1,402,404
  Operating expenses                                1,885,612     1,898,225        560,273       550,738
                                                   ----------    ----------     ----------    ----------
                                                    6,293,665     5,899,444      1,926,766     1,953,142
                                                   ----------    ----------     ----------    ----------
      Income from operations                        3,403,401     3,078,010      1,122,728     1,034,241


Other income (expense):
  Investment income                                   235,466       160,267         74,175        53,855
  (Loss) gain on sale of marketable securities       (113,888)         -               343          -
  Other                                                  (178)          (17)          (130)         -
                                                    ---------    ----------      ---------    ----------
      Income before income taxes                    3,524,801     3,238,260      1,197,116     1,088,096

Provision for income taxes                          1,282,300     1,157,000        421,400       389,000
                                                    ---------     ---------      ---------     ---------
      Net income                                  $ 2,242,501   $ 2,081,260    $   775,716   $   699,096
                                                     ========     =========       ========     =========
Earnings per common share
   (basic and diluted)                            $      0.45   $      0.42    $      0.16   $      0.14
                                                    =========     =========      =========     =========
Weighted average shares - basic                     4,934,528     4,927,688      4,937,356     4,929,539
                                                    =========     =========      =========     =========
Weighted average shares -diluted                    4,941,266     4,937,223      4,942,614     4,937,237
                                                    =========     =========      =========     =========










                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                            SEPTEMBER 30,       DECEMBER 31,
                                                2005               2004
                                            ------------       -------------
              ASSETS                         (UNAUDITED)  (DERIVED FROM AUDITED
                                                           FINANCIAL STATEMENTS)
Current assets:
     Cash and cash equivalents           $   3,046,631      $    3,735,945
     Temporary investments                     698,982             402,288
     Marketable securities                   6,736,192           6,251,764
     Accounts receivable, net of
       allowance for doubtful accounts
       of $33,971 and $45,000 at
       September 30, 2005 and December 31,
       2004, respectively                    1,546,136             918,085
     Inventories (net)                         949,998           1,375,880
     Prepaid expenses and other
        current assets                         332,512             515,425
     Deferred income taxes                     210,817             223,617
                                           -----------         -----------
              Total current assets          13,521,268          13,423,004
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,038,127           2,975,305
     Building and improvements               2,135,603           2,089,547
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,376,262           5,267,384
       Less: Accumulated depreciation        4,418,982           4,269,713
                                           -----------         -----------
                                               957,280             997,671
                                           -----------         -----------

Other assets                                   108,680                 700
                                           -----------         -----------
                                        $   14,587,228      $   14,421,375
                                           ===========         ===========














                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                           September 30,       DECEMBER 31,
                                               2005                2004
                                          ---------------      ------------
LIABILITIES AND                             (UNAUDITED)   (DERIVED FROM AUDITED
STOCKHOLDERS' EQUITY                                       FINANCIAL STATEMENTS)

Current liabilities:
   Dividends payable                       $     -             $  887,677
   Accounts payable                           207,414             172,320
   Accrued expenses                           315,177             395,167
   Taxes payable                               47,749                -
                                            ---------           ---------
         Total current liabilities            570,340           1,455,164
                                            ---------           ---------
 Deferred income taxes                         10,000              10,000
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      5,000,339 and 4,994,739 shares
      issued, respectively, and
      4,938,139 and 4,932,539
      shares outstanding, respectively        500,034             499,474
   Capital in excess of par value           3,776,288           3,756,943
   Accumulated other comprehensive loss       (65,324)            (86,730)
   Retained earnings                       10,155,520           9,146,154
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        14,006,888          12,956,211
                                            ---------           ---------
                                         $ 14,587,228        $ 14,421,375
                                           ==========          ==========





















                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              ------------
                                                         2005             2004
                                                       -------          -------
Cash flows provided by operating activities:

  Net income                                       $ 2,242,501      $ 2,081,260
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    149,269          150,625
      Realized loss on sale of marketable securities   116,512             -
      Provision for doubtful accounts                  (11,029)            -
      Provision for inventory obsolescence                -             (91,000)
        (Increase) decrease in assets:
         Accounts receivable                          (617,022)        (319,194)
         Inventories                                   425,882         (193,548)
         Prepaid expenses and other current
           and non-current assets                       74,933           51,668
      Increase (decrease) in liabilities:
         Accounts payable                               35,094         (111,400)
         Accrued expenses and taxes payable            (32,241)          86,120
                                                    ----------       ----------
      Net cash provided by operating activities      2,383,899        1,654,531
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment       (108,878)        (121,791)
   Net change in temporary investments                (296,694)         615,126
   Proceeds from sale of marketable securities       4,116,413        2,032,274
   Purchase of marketable securities                (4,683,147)      (2,128,539)
                                                    ----------       ----------
       Net cash (used in) provided by
         investing activities                         (972,306)         397,070
                                                    ----------       ----------
Cash flows from financing activities:

   Proceeds from exercise of stock options              19,905           24,183
   Dividends paid                                   (2,120,812)        (737,736)
                                                    ----------       ----------
     Net cash used in financing activities          (2,100,907)        (713,553)
                                                    ----------       ----------

Net (decrease) increase in cash and cash
   equivalents                                        (689,314)       1,338,048

Cash and cash equivalents at beginning of period     3,735,945        2,710,029
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 3,046,631      $ 4,048,077
                                                    ==========       ==========



                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2005 and the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. The accounting policies followed by the Company are set forth in the Company's financial statements included in its December 31, 2004 Annual Report to Shareholders.

     2. The results of operations for the nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: In 2004 the Company approved a new stock option plan ("2004 Stock Option Plan"). The 1993 Employee Incentive Stock Option Plan ("EISOP") and the Non-Statutory ("NSSOPD") expired in 2003. No grants were issued during the nine months ended September 30, 2005 or September 30, 2004.

     4. Inventories - Net

     Inventories consist of the following:     September 30,    December 31,
                                                    2005            2004
                                                ----------      ----------
     Raw materials and work in process          $  412,420      $  332,798
     Finished products and fine chemicals          537,578       1,043,082
                                                ----------      ----------
                                                $  949,998      $1,375,880
                                                ==========      ==========

     At September 30, 2005 and December 31, 2004, the Company has reserved $128,000 for slow moving and obsolete inventory.

     5. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $983,553 and $1,005,977 for the nine months ended September 30, 2005 and 2004, respectively. There were no payments for interest during these periods.

     6. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                   Nine months ended September 30,   Three months ended September 30,
                                                          2005           2004             2005            2004
                                                         ------         ------           ------          ------
Net income                                           $2,242,501      $2,081,260        $  775,716      $  699,096
                                                     ----------      ----------        ----------      ----------
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable
     securities during period ......................    (82,306)        (70,866)          (38,426)          7,270
   Less: reclassification adjustment for
     losses (gains) included in net income .........    116,512            --                (343)           --
                                                     ----------      ----------        ----------      ----------
   Other comprehensive income (loss) before tax ....     34,206         (70,866)          (38,769)          7,270
Income tax expense (benefit) related to other
   comprehensive income ............................     12,800         (26,400)          (14,400)          2,800
                                                     ----------      ----------        ----------      ----------
Other comprehensive income (loss), net of tax.......     21,406         (44,466)          (24,369)          4,470
                                                     ----------      ----------        ----------      ----------
Comprehensive income net of tax .................... $2,263,907      $2,036,794        $  751,347      $  703,566
                                                     ==========      ==========        ==========      ==========

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         7. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at September 30, 2005 and 2004.

                                                    Nine months ended                 Three months ended
                                                      September 30,                       September 30,
                                                    2005           2004                2005           2004
                                                   ------         ------              ------         ------
Numerator:
   Net income                                   $2,242,501     $2,081,260          $  775,716     $  699,096
                                                   =======      =========             =======        =======
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                       4,934,528      4,927,688           4,937,356      4,929,539

Effect of dilutive securities:
   Employee stock options                            6,738          9,535               5,258          7,698
                                                 ---------      ----------          ---------      ----------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions               4,941,266      4,937,223           4,942,614      4,937,237
                                                 =========      =========           =========      =========
Basic and diluted earnings per share            $     0.45     $     0.42          $     0.16     $     0.14
                                                 =========      =========           =========      =========

     8. The Company has two reportable business segments: the Guardian Laboratories Division ("Guardian") conducts research, development and manufacturing of cosmetic ingredients, personal and health care products, pharmaceuticals and specialty industrial products. Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Company, distributes a line of fine chemicals, solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2004. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three and nine month periods ended September 30, 2005 and 2004.

                                                                Nine months ended September 30,
                                                     2005                                            2004
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 8,847,905    $   849,161    $ 9,697,066       $ 8,119,929    $   857,525    $ 8,977,454
Depreciation and amortization           65,187           -            65,187            70,196           -            70,196
Segment income (loss) before
  income taxes*                      3,459,359         70,445      3,529,804         3,251,553        (52,620)     3,198,933

Segment assets                       2,893,000        378,643      3,271,643         3,018,158        362,946      3,381,104

Capital expenditure                     32,825           -            32,825           106,556            -          106,556

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 3,529,804                                     $ 3,198,933
Other income, net                                                    121,400                                         160,250
Corporate headquarters expense                                      (126,403)                                       (120,923)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 3,524,801                                     $ 3,238,260
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,271,643                                     $ 3,381,104
Corporate headquarters                                            11,315,585                                      11,941,802
                                                                  ----------                                      ----------
      Total consolidated assets                                  $14,587,228                                     $15,322,906
                                                                  ==========                                      ==========
                                                               Three months ended September 30,
                                                     2005                                            2004
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,793,515    $   255,979    $ 3,049,494       $ 2,697,595    $   289,788    $ 2,987,383
Depreciation and amortization           20,437           -            20,437            20,429           -            20,429
Segment income (loss) before
  income taxes*                      1,131,460         38,492      1,169,952         1,085,557         (6,566)     1,078,991

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 1,169,952                                     $ 1,078,991
Other income, net                                                     74,388                                          53,855
Corporate headquarters expense                                       (47,224)                                        (44,750)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 1,197,116                                     $ 1,088,096
                                                                  ==========                                      ==========
Other Significant items
-----------------------

                                                                  Nine months ended  September 30,
                                                     2005                                           2004
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Expenditures for assets              $ 32,825       $ 76,053        $108,878          $106,556       $ 15,235        $121,791
Depreciation and amortization          65,187         84,082         149,269            70,196         80,429         150,625

Geographic Information
----------------------

                                                       2005                                2004
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 4,608,137   $      957,280        $ 4,979,126   $      997,482
France                                       1,182,796                           1,117,867
Other countries                              3,906,133                           2,880,461
                                           -----------    -------------        -----------    -------------
                                           $ 9,697,066   $      957,280        $ 8,977,454   $      997,482
                                           ===========    =============        ===========    =============

Major Customers
---------------
Customer A (Guardian)**                    $ 3,721,307                         $ 3,654,792
Customer B (Guardian)**                      1,022,408                             959,980
All other customers                          4,953,351                           4,362,682
                                           -----------                         -----------
                                           $ 9,697,066                         $ 8,977,454
                                           ===========                         ===========

     * On January 1, 2005 the Company revised the estimated overhead allocated to the Eastern Chemical subsidiary due to reductions in personnel and inventory and an overall downsizing of the Eastern operation. This has resulted in a reduction in the amount of overhead allocated to Eastern and a commensurate increase in the amount of overhead being absorbed by the Guardian division. This has also resulted in an increase in the overhead rate for the Guardian division.

     If the current allocation had been used for the Eastern subsidiary in September 2004, Eastern would have had earnings from operations of $42,381 and $23,898 for the nine and three months ended September 30, 2004, respectively.

     ** At September 30, 2005 Customers A and B had balances approximating 37% and 15% of accounts receivable respectively. At September 30, 2004 Customers A and B had balances approximating 32% and 16% of accounts receivable respectively.


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

OVERVIEW

     The Company is a Delaware corporation that operates in two business segments. Guardian conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL(R) line of water based moisturizing and lubricating gels. It also sells two pharmaceutical products, which are distributed primarily through drug wholesalers and surgical supply houses. There are also indirect sales to the Veteran's Administration and other government agencies, and to some hospitals and physicians.

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

     Eastern distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Eastern's products are marketed through advertising in trade publications and direct mailings. Since the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, the Company has reduced Eastern's inventory levels in order to make it more marketable in the event the Company decides to sell it at some future date. This has resulted in some reduction in sales as compared to previous years. Sales of this division have also declined as a result of increased competition from new and existing competitors.

     Products manufactured by Guardian are marketed worldwide through the Company's extensive marketing and distribution arrangements. Approximately half of Guardian's sales are to foreign customers.

     The following discussion and analysis covers material changes in the financial condition of the Company since year end December 31, 2004, and a comparison of the results of operations for the three and nine month periods ended September 30, 2005 and September 30, 2004. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2004.

RESULTS OF OPERATIONS

     Gross revenue from operations
     -----------------------------

     For the nine month period ended September 30, 2005, net sales increased $719,612 (8.0%) versus the comparable period in 2004. Guardian had a sales increase of $727,976 (9%) and Eastern had a sales decrease of $8,364 (1%).

     For the three month period ended September 30, 2005, net sales increased $62,111 (2.1%) versus the comparable period in 2004. Guardian had a sales increase of $95,920 (3.6%) and Eastern had a sales decrease of $33,809 (11.7%)

     The increase in Guardian's sales for the nine month period ended September 30, 2005 is believed to be due to (a) an unusually high number of shipments taking place in January that resulted from some customers requesting that their orders not be shipped until after the first of the year, and (b) normal fluctuations in the purchasing patterns of its customers. The decrease in Eastern's sales is believed to be due to normal fluctuations in the purchasing patterns of its customers. The increase in Guardian's sales for the three month period ended September 30, 2005 is believed to be due to (a) an increase in sales of some of Guardian's Lubrajel products to both new and existing customers, and (b) normal fluctuations in the purchasing patterns of its customers. The decrease in Eastern's sales for the three months ended September 30, 2005 is believed to be due to normal fluctuations in the purchasing patterns of it's customers.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales increased to 45.5% for the nine months ended September 30, 2005 from 44.6% for the comparable period ended September 30, 2004.

     For the three months ended September 30, 2005 compared to the three months ended September 30, 2004 cost of sales as a percentage of sales decreased to 44.8% from 46.9%. This decrease is mainly due to the company realizing an unfavorable production variance in the three months ended September 30, 2004.

     Operating Expenses
     ------------------

     Operating expenses decreased $12,613 (0.7%) for the nine months ended September 30, 2005 compared to the comparable period in 2004. For the three month period ended September 30, 2005 operating expenses increased $9,535 (1.7%) when compared to the comparable period ended September 30, 2004.


     Investment income
     -----------------

     Investment income decreased $38,689 (24.1%) for the nine months ended September 30, 2005 as compared to the comparable period in 2004. This increase mainly was attributable to the net effect of an increase in income from securities of $75,199 and the sale of a portfolio of marketable securities, primarily bonds, the bulk of which had been managed for the Company by Merrill Lynch. The sale of this portfolio resulted in a realized loss of approximately $116,000, of which approximately $107,000 had previously been recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the above loss was due to the sale of the bond portfolio managed by Merrill Lynch, which, over the 18 months the company held it, had realized interest income net of broker fees of approximately $154,000. Investment income is recorded net of brokerage fees.

     For the three months ended September 30, 2005 investment income increased $20,663 (38.4%), which was mainly attributable to increased interest rates and an increase in market value of some of the investments held by the company.

     Provision for income taxes
     --------------------------

     The provision for income taxes increased $125,300 (10.8%) for the nine months ended September 30, 2005 when compared to the comparable period in 2004. This increase was due to (a) increased earnings before taxes of $286,541, and
(b) the adding back of the approximately $116,000 capital loss from the sale of the Merrill Lynch bond portfolio, which loss is available to offset any realized capital gains, and any excess may be carried forward for five years following the year of the loss. Income taxes increased $32,400 (8.3%) for the three months ended September 30, 2005 compared to comparable period in 2004. This increase is mainly due to an increase in income before taxes of $109,020.

     We had effective income tax rates of 35.2% and 35.8% for the three-months ended September 30, 2005 and 2004, respectively, and 36.4% and 35.7% for the nine-months ended September 30, 2005 and 2004, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from state taxes net of federal benefits and other differences.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $11,967,840 at December 31, 2004 to $12,950,928 at September 30, 2005. The current ratio increased from 9.2 to 1 at December 31, 2004 to 23.7 to 1 at September 30, 2005. The increase in current ratio was primarily due to the net effect of a decrease in dividends payable offset by the decrease in inventories, along with increases in accounts receivable. The Company has no commitments for any further significant capital expenditures during the remainder of 2005, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $2,383,899 and $1,654,531 for the nine months ended September 30, 2005 and September 30, 2004 respectively. The increase was primarily due to the net income from operations and the net effect of a decrease in inventory offset by an increase in accounts receivable.

     During the nine month period ended September 30, 2005, $972,306 was used in investment activities, as compared to the nine month period ended September 30, 2004 when $397,070 was provided by investing activities. The change is mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities.

     Cash used in financing activities was $2,100,907 and $713,553 for the nine months ended September 30, 2005 and September 30, 2004 respectively. The increase was due primarily to an increase in dividends paid during the nine months ended September 30, 2005.

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

     b. Reports on Form 8-K

     There was one report on Form 8-K filed during the fiscal quarter ended September 30, 2005. It was filed on August 8, 2005 and related to the issuance of an earnings release by the Company on August 5, 2005.

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

Date:  November 10, 2005