Form 10KSB
period 2005-12-31
UNITED GUARDIAN INC
filed 2006-03-28
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 1O-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 2005.

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

     The Registrant's revenues for the fiscal year ended December 31, 2005 were $12,134,996.

     On March 1, 2006 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $24,719,000 (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

     As of March 1, 2006 the Registrant had issued shares of 5,004,339 Common Stock, $.10 par value per share ("Common Stock"), of which 4,942,139 shares were outstanding and 62,200 held as Treasury stock as of that date.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Part III (portions of Item 9, as well as Items 10, 11, and 12) is incorporated by reference to the Registrant's definitive proxy statement for the 2006 annual meeting of stockholders ("2006 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is to be filed with the Securities and Exchange Commission no later than 120 days after Registrant's fiscal year end.

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

     Guardian presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL line of cosmetic ingredients, which accounted for approximately 68% of the Company's sales in 2005, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 17% of the Company's sales in 2005. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company.

     (2) Eastern is a distributor of fine organic chemicals, research chemicals, intermediates, reagents, indicators, dyes and stains. It has been in business for over 50 years, the last 30 or so as a part of the Company. It carries an extensive line of products which it sells throughout the United States as well as overseas. Eastern's products are primarily sold either to distributors for resale in smaller quantities or as intermediates and raw materials for further chemical processing. Sales quantities range from a few hundred grams to over a thousand kilos per shipment. Although Eastern carries out no chemical manufacturing, it does contract with several custom chemical manufacturers and also will package to order for those customers that require it.

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

     During 2005, Guardian's sales accounted for approximately 91% of Company's total product sales.

     Guardian's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office. In 2005 sales from these two product lines accounted for approximately 93% of Guardian's sales, and 85% of the sales of the Company as a whole.

PRINCIPAL PRODUCTS:
------------------

     LUBRAJEL

     LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on catheters, prelubricated enema tips, and thermometers. The most important product in the LUBRAJEL line in 2005 was once again LUBRAJEL CG, the original form of LUBRAJEL; the second largest revenue producer in the Lubrajel line was LUBRAJEL MS.

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

     The Company believes that its ability to increase sales of its LUBRAJEL products will depend on (a) the ability of its marketing partners, especially ISP Technologies Inc. ("ISP"), its largest marketing partner, to continue to bring the product to the attention of new customers, and (b) the Company's success in bringing to market new forms of LUBRAJEL that will enable the product to be used in new applications. The Company is currently developing new varieties of LUBRAJEL for this purpose. In 2004 the Company introduced a new LUBRAJEL under the name "LUBRAJEL II XD", and intends to expand this new line further. At the end of 2004 it also introduced a new Lubrajel line using a different preservative system, which the Company believes will attract new customers and retain existing customers that might require a different preservative system. It also intends to develop some new skin care products that will have enhanced feel and additional luricating and/or moisturizing properties. The Company believes that there is still significant potential to expand the sales of its LUBRAJEL line of products through both product modifications and by geographic expansion, especially in developing markets such as mainland China, India, and eastern Europe.

     The Company believes that any sales increases in the LUBRAJEL line of products may be offset somewhat by sales of competitive products. Despite this competition, the Company believes that it will still be able to expand the market for its LUBRAJEL product line. The Company believes that LUBRAJEL'S reputation for quality and customer service, as well as future additions to the LUBRAJEL line, will enable it to continue to compete effectively in the marketplace.

     RENACIDIN

     RENACIDIN is a urological prescription drug, approved in the U.S. only, which is used primarily to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready to use sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. On October 9, 1990, the Patent Office issued to the Company patent
#4,962,208, which expires on October 9, 2007, covering the method of manufacturing RENACIDIN IRRIGATION.

OTHER PRODUCTS:
--------------

     Other significant products that are manufactured and sold by Guardian but which did not individually comprise more than 5% of the Company's sales in 2005 are as follows:

     CLORPACTIN(R) WCS-90 is a microbicidal product used primarily in urology and surgery as an antiseptic for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and sinuses. The product is a white powder that is mixed with water and used as a solution. It is a powerful disinfectant, fungicide, deodorizer, bleach, and detergent.

     KLENSOFT(TM) is a surfactant (a surface active agent, such as a soap or detergent, that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. The primary customer for Klensoft for many years has been in Taiwan, but over the past few years there have been new customers for the product in the United Kingdom, Australia, France and Korea.

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

     LUBRASIL(TM) and LUBRASIL DS are special types of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The products have a silky feel, and are water resistant while moisturizing the skin. (These sales are already included in the total Lubrajel sales figure mentioned previously).

     Other products that do not have significant sales at the present time but have the potential for increased sales in the future, and which as a group constituted approximately 2% of the Company's sales in 2005, are as follows:

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

     DESELEX(R) is a replacement for phosphates in detergents.

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

     While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Company believes that a number of its development projects, including those discussed below, may have commercial potential if the Company's development efforts are successful.

     The Company's major research focus is the development of new and unique personal care ingredients. The following are some of the projects the Company is either working on at the present time or which the Company intends to work on in the near future:

     NEW FORM OF LUBRASIL: This will be a new addition to the Company's Lubrasil product line that will contain a much higher level of silicone, which the Company believes will create an expanded market for these types of skin care products.

     SELF-PRESERVING POLYMERIC THICKENER: This product will be a self-preserving raw material for cosmetic use that will enable cosmetic formulators to formulate preservative free cosmetic products.

     SKIN SENSORIAL AGENTS: A line of products that will enhance the feel of skin care products. The new Lubrasil mentioned above might be one such product.

     MICROEMULSIFIED ANTIMICROBIAL: This would be a new form of antimicrobial product for use in skin disinfection products. The product could be sold either as a raw material or as a finished product in a hand cleanser.

     LUBRAJEL II: This product line was being developed to recapture some of the market share that the Company has lost over the years to some of its competitors. The first product in this line, LUBRAJEL II XD, was developed to be a drop-in replacement for one of those products, and is currently being actively marketed. The Company hopes to expand this product line over the next few years, introducing new formulations that have enhanced properties over competitive products. This new line is intended to be a supplement to, not replacement for, the current line of Lubrajel products. Its composition also will enable it to be used in certain countries, such as Japan, more easily than the current Lubrajel formulations. Because other projects have higher priority, it is not expected that there will be new products launched in this line in 2006.

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

     CLORONINE GEL: This would be another form of Cloronine in gel form, which may increase its effectiveness and functionality.

     The Company expects its research and development costs for FY-2006 to be comparable to those of the last two fiscal years. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

     Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company:

                 PATENT NAME                                  PATENT #   FILING DATE   ISSUE DATE   EXPIRATION DATE
    ------------------------------------------------          ---------  -----------   ----------   ---------------
    Iodophor; Polyethylene Glycol Alkylaryl-sulfonate         4,873,354     4/1988       10/1989         4/2008
       Iodine complex

    Thermal Resistant Microbial Agent  ("Cloronine")          4,954,316    12/1988        9/1990        12/2008

    Use of Clorpactin for the Treatment  of Animal            4,983,634    12/1988        1/1991        12/2008
       Mastitis & the applicator used in that treatment
       (owned jointly by the Company and Diversey Ltd.)

    Method of Preparing Time-Stable  Solutions of Non-        4,962,208     1/1989       10/1990         1/2009
       Pyrogenic Magnesium Gluconocitrate ("Renacidin
       Irrigation")

    Iodophor; biocide; reacting polyethylene glycol,          5,013,859     9/1989        5/1991         9/2009
       alkylarylsulfonate and Iodine water-propylene glycol
       solvent refluxing

    Stabilized Beta Carotene                                  5,023,355     1/1990        6/1991         1/2010

    Stable, Active Chlorine Containing Anti-microbial         5,128,342     8/1990        7/1992         8/2010
       Compositions ("Cloronine")

    Gamma Radiation Resistant Lubricating Gel                 5,405,622    12/1993        4/1995        12/2013

    Delivery system for oil soluble actives in cosmetic/      6,117,419     9/1996        9/2000        12/2016
       personal care products

    Microemulsion of silicone in a water-based gel that       6,348,199     1/1994        2/2002         2/2019
       forms a clear, transparent, highly stable moisturizer
       and lubricant for cosmetic and medical use

     The Company requires all employees and consultants who may receive proprietary information to agree in writing to keep such proprietary information confidential.

     Eastern Chemical Corporation

     Eastern is a wholly owned subsidiary of the Company. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 2005 and 2004 Eastern's sales accounted for approximately 9% and 10% respectively of the total product sales of the Company. The Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Company believes has greater growth potential than Eastern. As a result, the Company has been reducing the amount of inventory kept on hand by Eastern, which in turn has resulted in some decline in its sales. There also has been a general decrease in Eastern's business due to competition from new companies in this field. The Company has considered, and will continue to consider, the possibility of selling Eastern at such time as it determines that keeping the operation is no longer in the Company's best interests. The Company believes that if it were to sell Eastern, the loss of revenue from that subsidiary would not have a material impact on the Company's net income.

     Marketing

     Guardian markets its products through (a) distributors; (b) advertising in medical and trade journals, by mailings to physicians and to the trade; and (c) exhibitions at appropriate medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers that distribute to drug stores for resale, and to hospitals, physicians, long-term care facilities, the Veteran's Administration, and other government agencies. The proprietary personal care and specialty chemical products are sold to distributors for resale and directly to manufacturers for use as ingredients or additives in the manufacture or compounding of their cosmetic, personal care, or industrial products.

     Eastern's products are marketed through advertising in trade publications and direct mailings. They are sold to distributors and directly to users in a wide variety of applications. Eastern does not sell any unique products and is not dependent on any single customer or group of customers on a continuous basis.

     Domestic Sales

     In the United States, the Company's cosmetic products are marketed exclusively by ISP in accordance with a marketing agreement entered into in 1996 and subsequently amended and expanded in 2000, 2002, and 2005 (see "Marketing Agreements" below). ISP also has certain rights to sell some of the Company's other industrial and medical products. In 2005, ISP's purchases for distribution in the United States were estimated to be approximately $1,237,000 compared to $1,394,000 in 2004, a decrease of 11%, and accounted for approximately 10% of the Company's sales (NOTE: ISP's domestic sales figure is an estimate based on sales information provided to the Company by ISP. The Company has no way of independently determining which of ISP's purchases from the Company are intended for domestic sale and which are intended for foreign sale.) The Company believes that the decrease in ISP's domestic sales of the Company's products was the result of the discontinuation by some of the Company's customers of some products that contained the Company's raw materials. However, this decrease in ISP's domestic sales was offset by an increase in ISP's foreign sales of the Company's product.

     The  Company's  domestic  sales  of  pharmaceutical  products  are  handled primarily through the major full-line drug wholesalers and account for approximately 20% of the Company's sales. The Company's other products, such as its industrial products, are sold directly to end-users and account for less than 1% of sales.

     Foreign Sales

     In 2005 and 2004 the Company derived approximately 51% and 49% respectively of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe and Asia. The Company currently has six distributors for its personal care products outside the United States, with ISP being the largest. ISP has global distribution rights with the exception of the following:
S. Black Ltd. in the United Kingdom; Sederma in France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; and C&M International in Korea. The Company's foreign sales attributable to each of its foreign distributors as a percentage of the Company's total sales were as follows: ISP: 27% (an estimate of ISP's purchases intended for sale outside the U.S., based on sales figures provided to the Company by ISP); Sederma: 11%; S. Black: 4%; C&M International:
4%; and Castelli: 1%. The Company also has two foreign customers for its medical products that each account for approximately 1% of the Company's total sales.

     Marketing Agreements

     In 1994 the Company entered into a marketing agreement with ISP whereby ISP would distribute the Company's personal care products, as well as some medical and industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis. In 1996 the parties entered into another agreement, extending those distribution rights to the

United States, Canada, Mexico, Central and South America. In July, 2000 the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. The 2000 Agreement also gave the Company greater flexibility in appointing other marketing partners in areas where ISP was not active or had not been successful, gave ISP certain additional territories, and granted ISP exclusivity in the territories assigned to it as long as annual minimum purchase requirements were met.

     In December, 2002 the parties entered into a letter agreement ("2002 Agreement") that extended and modified the 2000 Agreement and provided for automatic extensions of the 2000 Agreement through December, 2008 provided ISP met certain purchase requirements during each calendar year of the agreement. ISP was not able to meet the minumum purchase requirement for calendar year 2003, but the Company agreed to continue ISP's marketing rights based on its satisfaction with ISP's marketing efforts.

     In December, 2005 the parties entered into another letter agreement ("2005 Agreement" modifying and extending the 2000 Agreement and superceding and replacing the 2002 Agreement. The 2005 Agreement extended ISP's marketing rights until December, 2008, and provided for the possibility of additional automatic extensions until December, 2010 if specified miniumum annual purchase levels were attained. It also specifed guideliness and provisions for future price increases by the Company.

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

     Raw Materials

     The principal raw materials used by the Company consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company's principal raw material suppliers are Procter and Gamble, Callahan Chemical Company, Univar USA, Inc., Noveon, Inc., Ishihara U.S.A., Nissei Trading Co., Varessa, Ltd., E.I. duPont, S.A. Fine Chemicals, and Loba Chemie.

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

     ISO-9001:2000 REGISTRATION

     In December, 2003 the Company earned ISO 9001:2000 registration from Underwriters Laboratories, Inc., indicating that the Company's documented procedures and overall operations had attained the high level of quality needed to comply with this new ISO certification level, and has been in continual compliance with that new standard since that initial approval. Prior to that, in November, 1998 the Company had earned ISO-9002 registration. The Company will continue to be evaluated every six months for continued compliance with the new ISO-9001:2000 standard.

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

     Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2005 and 2004 the Company incurred approximately $49,000 and $48,000 respectively, in environmental compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

     Research and Development Expense

     Portions of the Company's operating expenses are directly attributable to research and development the Company performs. In 2005 and 2004, the Company incurred approximately $423,000 and $415,000 respectively in research and development expenses. No portion of the research and development expenses was directly paid by the Company's customers.

     Employees

     The Company presently employs 43 people, 8 of whom serve in an executive capacity, 23 in research, quality control and manufacturing, 5 in maintenance and construction, and 7 in office and administrative work. Of the total number of employees, 40 are full time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Security Holders.

        None.
                                    PART II

     Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     Market Information

     The Common Stock of the Company is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 2004 to December 31, 2005. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                             Year Ended                  Year Ended
Quarters                  December 31, 2005          December 31, 2004
--------                  -----------------         -------------------
                           High        Low           High         Low
                           ----        ---           ----         ---
First   (1/1 - 3/31)       8.45        7.35          8.93         7.48
Second  (4/1 - 6/30)       8.20        7.00          8.15         5.75
Third   (7/1 - 9/30)       8.58        7.30          7.03         5.60
Fourth  (10/1 - 12/31)    12.01        8.05          8.58         6.26

     Holders of Record

     As of March 1, 2006 there were 1,161 holders of record of Common Stock.

     Cash Dividends

     On January 5, 2005 the Company paid a regular annual cash dividend of $.18 per share to all stockholders of record as of December 15, 2004. On June 15, 2005 the Company paid a special cash dividend of $.25 per share to all stockholders of record as of June 1, 2005. In December, 2005 the Company declared and accrued a regular annual cash dividend of $.22 per share, which was paid on January 6, 2006 to all stockholders of record as of December 15, 2005.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results Of Operations:
Year Ended December 31, 2005 Compared to
Year Ended December 31, 2004

Revenue

     Consolidated revenue in 2005 increased by $1,011,521 (9.1%) compared to 2004 due to an increase in the Guardian Division of $1,070,803 (10.7%) partially offset by a decrease in revenues in the Eastern Division of $59,282 (5.3%).

     The increase in Guardian's sales was mainly due to an increase in sales of the company's Lubrajel product line, which accounted for approximately $795,000 of the increase. Most of the increase was attributable to increases in sales of the two largest selling products in that line, supplemented by additional sales of two forms of Lubrajel sold for medical uses. A smaller portion of the increase was due to an increase in revenue from the company's Renacidin Irrigation product, which was the result of both an increase in volume as well as a price increase. The decrease in Eastern's sales is believed to be due mainly to normal fluctuations in the purchasing patterns of its customers. The company does not anticipate any significant increase or decrease in Eastern's sales in the near future.

Cost of Sales

     Cost of sales as a percentage of sales in 2005 increased to 46.9% from 45.6% in the prior year. Excluding realized savings from obsolete inventory, cost of sales, as a percentage of sales, would have been 46.4% in the year ended December 2004 compared to 47.1% for the year ended December 31, 2005.

     In 2004 the company sold approximately $91,000 of inventory previously reserved as obsolete.

Operating Expenses

     Operating expenses increased by $3,181 (.1%) in 2005 compared to the prior year.

Other Income

     Net other income increased $14,818 (6.7%) for the year ended December 31, 2005. This increase is mainly attributable to the net effect of an increase in income from securities of $120,889 and the sale of a portfolio of marketable securities during 2005, primarily bonds, the bulk of which had been managed for the company by Merrill Lynch. The sale of this portfolio resulted in a realized loss of approximately $116,000, of which approximately $107,000 had been previously recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the loss was due to the sale of the bond portfolio managed by Merrill Lynch, which, over the 18 months the company held it, realized interest income net of broker fees of approximately $154,000.

Provision for Income Taxes

     The provision for income taxes increased $263,450 (21.8%). This increase is due to the net effect of (a) increased earnings before taxes of $405,875;(b) the non-deductibility of the approximately $116,000 capital loss from the sale of the Merrill Lynch bond portfolio, which loss is available to offset any realized capital gains, to be carried forward for five years following the year of the loss; and (c) and a decrease in the foreign tax exclusion, which was more than offset by the new manufacturer's production deduction.

Liquidity and Capital Resources

     Working capital increased to $12,281,645 at December 31, 2005 from $11,967,840 at December 31, 2004, an increase of $313,805 (2.6%). The current ratio decreased to 8.3 to 1 at December 31, 2005 from 9.2 to 1 at December 31, 2004. The decrease in the current ratio was due primarily to (a) an increase of approximately $199,000 in dividends payable; (b) a decrease of approximately $344,000 in inventory; and (c) an increase of approximately $54,000 in accrued expenses, partially offset by an increase in accounts receivable of approximately $166,000 and an increase in marketable securities of approximately $815,000.

     The Company has a line of credit agreement with a bank for borrowings of up to $700,000, which expires in May, 2006 and which the Company plans to renew. As of December 31, 2005, there were no outstanding borrowings on this line of credit.

     The Company generated cash from operations of $3,172,030 in 2005 compared to $2,172,576 in 2004. The increase in 2005 was primarily due to the net effect of an increase in net income from operations as well as decreases in prepaid expenses and inventory costs which were partially offset by an increase in accounts receivable.

     Cash used in investing activities was $1,381,475 for the year ended December 31, 2005 whereas cash provided by investing activities was $788,398 for the year ended December 31, 2004. The change is mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities and temporary investments.

     Cash used in financing activities was $2,100,904 and $1,935,058 during the years ended December 31, 2005 and 2004, respectively. The increase was primarily due to the increase in the dividend declared in December 2005 payable in January 2006 to $.22 per share from $.18 per share for the dividend declared in December 2004 paid in January 2005. The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Commitments

     The Company currently has approximately $12,700 in lease commitments, which expire in 2008, of which approximately $5,300 is payable each year in 2006 and 2007 with the remaining $2,100 payable in 2008.

Patent Expirations

     The Company has three patents that will be expiring in the next two years. Two of them are for products no longer marketed. The third is for the Company's Renacidin Irrigation. The Company does not anticipate that the expiration of any of these patents will have a material impact on the Company's revenues.

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 8A. Controls and Procedures

     As of December 31, 2005, an evaluation was performed by the management of the Company with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There have been no significant changes in the the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B. Other Information

         None
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Directors and Executive Officers

     Set forth in the table below is certain information as of March 1, 2005 with respect to the executive officers and directors of the Company:

         Name                       Age        Position(s) with the Company
----------------------             -----     ----------------------------------

Dr. Alfred R. Globus                85       Chairman of the Board, Chief
                                             Executive Officer and Director

Kenneth H. Globus                   54       President, Chief Financial Officer,
                                             General Counsel and Director

Robert S. Rubinger                  63       Executive Vice President,
                                             Secretary and Director

Charles W. Castanza                 73       Senior Vice President and Director

Derek Hampson                       66       Vice President

Joseph J. Vernice                   47       Vice President

Peter A. Hiltunen                   47       Vice President

Cecile M. Brophy                    57       Treasurer and Controller

Lawrence F. Maietta                 48       Director

Henry P. Globus                     83       Director

Arthur M. Dresner                   64       Director

Andrew A. Boccone                   60       Director

Christopher W. Nolan, Sr.           41       Director

     Dr. Alfred Globus has been Chairman of the Board and Chief Executive Officer of the Company since July 1988. He served as Chairman of the Board and President of the Company from the inception of the Company in 1942 until July 1988. He has been a director of the Company since 1942.

     Kenneth H. Globus has been President and General Counsel of the Company since July 1988. He served as Vice President and General Counsel of the Company from July 1983 until July 1988. He has been a director of the Company since 1984. He became the Chief Financial Officer in November 1997.

     Robert S. Rubinger has been Executive Vice President and Secretary of the Company since July 1988, and served as Treasurer from May 1994 until May 2004. He served as Vice President and Secretary of the Company from February 1982 until July 1988. He has been a director of the Company since 1982.

     Charles W. Castanza has been Senior Vice President of the Company since March 2000. He served as Vice President from April 1986 until March 2000. He served as Operations Manager of Chemicals and Pharmaceuticals of the Company from February 1982 until April 1986. He has been a director of the Company since 1982.

     Derek Hampson has been a Vice President of the Company since October 1987. He has served as Manager of the Eastern Chemical Corp. subsidiary since 1971.

     Joseph J. Vernice has been a Vice President of the Company since February, 1995. He served as Assistant Vice President of the Company from November 1991 until February 1995. He has been Manager of Research and Development for the Company since 1988 and Director of Technical Services since 1991.

     Peter A. Hiltunen has been a Vice President of the Company since July 2002. He served as Assistant Vice President of the Company from November 1991 until July 2002. He has been Production Manager of the Company since 1982.

     Cecile M. Brophy has been Treasurer of the Company since May 2004. She has served as Controller of the Company since November 1997. From May 1994 until November 1997 she served as manager of the Company's accounting department.

     Lawrence F. Maietta has been a partner in the public accounting firm of Bonamassa, Maietta & Cartelli, LLP in Brooklyn, NY since October 1991. For more than five years prior to that he was a partner in the public accounting firm of Wilfred, Wyler & Co. in New York, NY. He was controller for the Company from October 1991 until November 1997, and a director of the Company since February 1994.

     Henry P. Globus has been a consultant to the Company since July 1988. He served as Executive Vice President of the Company from February 1982 until July 1988. He has been a director of the Company since 1947.

     Arthur M. Dresner has been a partner in the law firm Reed Smith, LLP since January 2003. From 1998 to 2003 he had been "Of Counsel" to that firm as well as to the law firm of McAulay, Nissen, Goldberg & Kiel LLP, which combined with Reed Smith in 2000. From 1974 until 1997 he was employed as a Vice President in corporate development and general management of ISP in Wayne, New Jersey. He has been a director of the Company since April 1997.

     Andrew A. Boccone is an independent business consultant. From 1990 to his retirement in 2001 he was President of Kline & Company, a leading international business consulting and research firm that he first joined in 1974, developing growth strategies and providing business solutions for many multinational chemical companies. Prior to joining Kline & Company Mr. Boccone served in various management positions at American Cyanamid. He has been a Director of the Company since November 2002.

     Christopher W. Nolan, Sr. has been a Managing Director (since March 2006) and Executive Director (2002 to 2006) in Mergers & Acquisitions ("M&A") for Rabobank International, New York, NY. From 2000 to 2002 he was a V.P. in M&A for Deutsche Bank Securities, Inc., New York, NY. In 2000 he was a V.P. with Salomon Smith Barney, New York, NY. From 1992-2000 he was a V.P. in Corporate Development and Investor Relations for ISP in Wayne, NJ.

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

     The Company does not have a "financial expert" (as that term is defined by SEC regulations) on its audit committee due to the expense involved in placing another independent director on its Board of Directors and Audit Committee who would qualify as such. While all three Audit Committee members have experience in reading and analyzing financial statements, none has the experience necessary to qualify as a "financial expert" under the SEC guidelines. One of the Company's other directors, Lawrence F. Maietta, is a Certified Public Accountant with experience in preparing and analyzing financial statements and would qualify as a "financial expert" if it were not for the fact that he receives payment from the Company to assist in the preparation of its financial reports, and for that reason he is not considered "independent" and cannot serve on the audit committee. Mr. Maietta now serves as an expert financial advisor to the audit committee in lieu of having a financial expert on the committee.

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

     Compliance with Section 16(a) of the Exchange Act

     The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" of Company's 2006 Proxy Statement.

Item 10.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers - Summary Compensation Table" of the Company's 2006 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the sections entitled "Voting Securities and Principal Stockholders - Security Ownership of Management" and "Compensation of Directors and Executive Officers" of the 2006 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from the Company's 2006 Proxy Statement.

Item 13.  Exhibits

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

             10(d) Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000.

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

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees billed by Eisner LLP for the audit of the Company's annual financial statements and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for FY-2005 were approximately $65,600, including out of pocket expenses. The aggregate fees billed by Eisner LLP for the audit of the Company's annual financial statements for FY-2004 were approximately $55,500.

Audit-Related Fees

     During FY-2005 Eisner LLP billed the Company $2,972 for fees related to its review of the Company's compliance with section 404 of the Sarbanes-Oxley Act ("SOX"). During FY-2004 there were no fees billed by Eisner LLP that were related to SOX compliance. No other fees were billed by Eisner LLP for the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

All Other Fees

     There were no other fees billed by Eisner LLP during the last two fiscal years for other products and services provided by Eisner LLP.

Pre-Approval Policies and Procedures

     The Audit Committee of the Company's Board of Directors meets periodically to review and approve the scope of the services to be provided to the Company by its Independent Registered Public Accounting Firm, as well to review and discuss any issues that may arise during an engagement. The Audit Committee is responsible for the prior approval of every engagement of the Company's Independent Registered Public Accounting Firm to perform audit and permissible non-audit services for the Company (such as quarterly reviews, tax matters, consultation on new accounting and disclosure standards, and, in future years, reporting on management's internal controls assessment.)

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

                                        UNITED-GUARDIAN, INC.

Dated:  March 22, 2006                  By:  /s/ Alfred R. Globus
                                             ------------------------
                                             Alfred R. Globus
                                             Chief Executive Officer & Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


       Signature                         Title                       Date
-----------------------    ---------------------------------     ---------------

By:/s/ Alfred R. Globus      Chief Executive Officer, Director    March 22, 2006
   ------------------------     (Principal Executive Officer)
   Alfred R. Globus


By:/s/ Kenneth H. Globus     President, General Counsel,          March 22, 2006
   ------------------------    Director, Chief Financial
   Kenneth H. Globus           Officer


By:/s/ Robert S. Rubinger    Executive Vice President,            March 22, 2006
   ------------------------    Secretary, Director
   Robert S. Rubinger


By:/s/ Charles W. Castanza   Senior Vice President, Director      March 22, 2006
   ------------------------
   Charles W. Castanza


By:/s/ Cecile M. Brophy      Treasurer, Principal Accounting      March 22, 2006
   ------------------------     Officer, and Controller
   Cecile M. Brophy


By:/s/ Henry P. Globus                   Director                 March 22, 2006
   ------------------------
   Henry P. Globus


By:/s/ Lawrence F. Maietta               Director                 March 22, 2006
   ------------------------
   Lawrence F. Maietta


By:/s/ Arthur M. Dresner                 Director                 March 22, 2006
   ------------------------
   Arthur M. Dresner


By: /s/ Andrew A. Boccone                Director                 March 22, 2006
   ------------------------
   Andrew A. Boccone


By: /s/ Christopher W. Nolan, Sr.        Director                 March 22, 2006
   ------------------------------
   Christopher W. Nolan,  Sr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                ----------
Report of Independent Registered Public Accounting Firm            F-2

Financial Statements

       Consolidated Balance Sheets as of December 31,
           2005 and 2004                                        F-3 - F-4

       Consolidated Statements of Income for the Years
           Ended December 31, 2005 and 2004                        F-5

       Consolidated Statement of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 2005 and 2004                              F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2005 and 2004                  F-7

       Notes to Consolidated Financial Statements               F-8 - F-24

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
United-Guardian, Inc.

     We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and consolidated cash flows for each of the years in the two year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and subsidiaries as of December 31, 2005 and 2004 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.


/s/ EISNER LLP

New York, New York
February 27, 2006

                       UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                          ----------------------
                                                             2005         2004
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $3,425,593   $3,735,945
    Temporary investments.............................      699,363      402,288
    Marketable securities ............................    7,066,797    6,251,764
    Accounts receivable, net of allowance for doubtful
         accounts of $47,500 and $45,000, respectively    1,083,992      918,085
    Inventories ......................................    1,031,563    1,375,880
    Prepaid expenses and other current assets ........      440,380      515,425
    Deferred income taxes ............................      217,389      223,617
                                                         ----------   ----------
                  Total current assets ...............   13,965,077   13,423,004
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    3,068,050    2,975,305
    Building and improvements ........................    2,133,422    2,089,547
    Waste disposal plant..............................      133,532      133,532
                                                         ----------   ----------
                                                          5,404,004    5,267,384
    Less accumulated depreciation ....................    4,455,524    4,269,713
                                                         ----------   ----------
                                                            948,480      997,671
                                                         ----------   ----------
OTHER ASSETS

    Other ............................................      108,680          700
                                                         ----------   ----------
                                                            108,680          700
                                                         ----------   ----------
                                                        $15,022,237  $14,421,375
                                                         ==========   ==========















                See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            December 31,
                                                      ----------------------
                                                        2005          2004
                                                      --------      --------
CURRENT LIABILITIES
    Dividends payable ............................  $1,086,391    $  887,677
    Accounts payable .............................     148,051       172,320
    Accrued expenses .............................     448,990       395,167
                                                     ---------     ---------
         Total current liabilities ...............   1,683,432     1,455,164
                                                     ---------     ---------
DEFERRED INCOME TAXES ............................      59,817        10,000
                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Common stock,  $.10 par value;  10,000,000
     shares authorized;  5,000,339 and 4,994,739
     shares issued, respectively; and 4,938,139
     and 4,932,539 outstanding, respectively .....     500,034       499,474
   Capital in excess of par value.................   3,778,838     3,756,943
   Accumulated other comprehensive loss...........     (84,365)      (86,730)
   Retained earnings .............................   9,444,111     9,146,154
   Treasury stock, at cost; 62,200 shares ........    (359,630)     (359,630)
                                                    ----------    ----------
                                                    13,278,988    12,956,211
                                                    ----------    ----------
                                                   $15,022,237   $14,421,375
                                                    ==========    ==========






















                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                 Year ended December 31,
                                                -------------------------
                                                    2005          2004
                                                -----------   -----------
Revenue

    Net sales ...............................   $12,134,996   $11,123,475
                                                 ----------    ----------
Costs and expenses

    Cost of sales ...........................     5,690,966     5,072,033
    Operating expenses ......................     2,592,215     2,589,034
                                                 ----------    ----------
                                                  8,283,181     7,661,067
                                                 ----------    ----------
         Income from operations .............     3,851,815     3,462,408

Other income (expense)
    Investment income........................       351,503       230,614
    Loss on sale of marketable securities....      (113,865)       (7,794)
    Loss sale of assets......................          -           (1,724)
    Other expense                                      (179)         (105)
                                                  ----------    ----------
         Income before income taxes .........     4,089,274     3,683,399

Provision for income taxes ..................     1,471,791     1,208,341
                                                 ----------    ----------
         Net Income .........................   $ 2,617,483   $ 2,475,058
                                                 ==========    ==========
Earnings per common share (basic
    and diluted).............................   $       .53   $       .50
                                                 ==========    ==========
Weighted average shares-basic ...............     4,935,472     4,928,785
                                                 ==========    ==========
Weighted average shares-diluted .............     4,941,858     4,938,026
                                                 ==========    ==========

















                 See notes to consolidated financial statements


                                                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years ended December 31, 2005 and 2004

                                                                     Accumulated

                                     Common stock       Capital in      other
                               -----------------------  excess of   comprehensive   Retained    Treasury               Comprehensive
                                 Shares       Amount    par value   income (loss)   earnings      stock        Total       income
                               ---------   -----------  ----------  -------------   ---------   --------     ---------  ------------
Balance, December 31, 2003     4,984,439     $498,444   $3,717,160     $(30,614)   $8,791,158  $(359,630)  $12,616,518

Issuance of common stock in
  connection with exercise
   of stock options ...........   10,300        1,030       34,033                                              35,063
Tax Benefit from exercise of

   stock options ..............                              5,750                                               5,750
Unrealized loss on marketable
   securities, net of deferred
   income tax of $33,300 ......                                         (56,116)                               (56,116)  $  (56,116)
Net income ....................                                                     2,475,058                2,475,058    2,475,058
Dividends declared ............                                                    (2,120,062)              (2,120,062)   _________
Comprehensive income                                                                                                     $2,418,942
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2004     4,994,739      499,474    3,756,943      (86,730)    9,146,154   (359,630)   12,956,211

Issuance of common stock in
  connection with exercise
  of stock options ............    5,600          560       19,345                                              19,905
Tax Benefit from exercise of
   stock options ..............                              2,550                                               2,550
Unrealized loss on marketable
   securities, net of deferred
   income tax of $1,400........                                           2,365                                  2,365   $    2,365
Net income ....................                                                     2,617,483                2,617,483    2,617,483
Dividends declared ............                                                    (2,319,526)              (2,319,526)   _________
Comprehensive income ..........                                                                                          $2,619,848
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2005     5,000,339    $ 500,034  $ 3,778,838    $ (84,365)  $ 9,444,111  $(359,630)  $13,278,988
                               =========    =========  ===========    ==========   ==========  ==========   ==========







                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,
                                                        -----------------------
                                                           2005           2004
                                                        ---------      ---------
Cash flows from operating activities
  Net income ......................................... $2,617,483    $2,475,058
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization ..................    205,811       209,792
      Realized loss on sale of marketable securities..    116,512          -
      Net loss on sale of equipment...................       -            1,724
      Provision for bad debts.........................     23,254        18,000
      Tax Benefit from exercise of stock options .....      2,550         5,750
      Deferred income taxes ..........................     54,645        17,500
      Provision for inventory obsolescence ...........     20,000        91,000
      Increase (decrease) in cash resulting from
        changes in operating assets and liabilities
           Accounts receivable .......................   (189,161)       70,970
           Inventories ...............................    324,317      (373,568)
           Prepaid expenses and other current and
               non current assets.....................    (32,935)     (250,447)
           Accounts payable ..........................    (24,269)     (137,601)
           Accrued expenses and taxes payable ........     53,823        44,398
                                                        ---------     ---------
       Net cash provided by operating activities .....  3,172,030     2,172,576
                                                        ---------     ---------
Cash flows from investing activities
  Acquisition of plant and equipment..................   (156,620)     (198,371)
  Proceeds from the sale of plant and equipment.......       -           15,500
  Net change in temporary investments.................   (297,075)    1,213,463
  Purchase of marketable securities................... (5,293,131)   (2,274,468)
  Proceeds from sale of marketable securities.........  4,365,351     2,032,274
                                                         --------      --------
       Net cash (used in) provided  by investing
         activities .................................. (1,381,475)      788,398
                                                         --------      --------
Cash flows from financing activities
  Proceeds from exercise of stock options ............     19,905        35,063
  Dividends paid ..................................... (2,120,812)   (1,970,121)
                                                         --------      --------
       Net cash used in financing activities ......... (2,100,907)   (1,935,058)
                                                         --------      --------
Net (decrease) increase in cash and cash equivalents..   (310,352)    1,025,916

Cash and cash equivalents, beginning of year .........  3,735,945     2,710,029
                                                        ---------     ---------
Cash and cash equivalents, end of year ............... $3,425,593    $3,735,945
                                                        =========     =========





                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2005 and 2004

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetic ingredients, health care products, and proprietary specialty industrial products, and (2) the Eastern Chemical Corporation subsidiary distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, intermediates, dyes and reagents. Two major product lines, Lubrajel and Renacidin, included in the Guardian Laboratories Division, accounted for approximately 85% and 83% of consolidated sales for each of the years ended December 31, 2005 and 2004, with Lubrajel accounting for 68% and 67% and Renacidin accounting for 17% and 16% of consolidated sales for each of those years.

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

 Cash and Cash Equivalents

     For financial statement purposes the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception.

 Dividends

     On May 19, 2005 the Company declared a special dividend of $.25 per share payable on June 15,2005 to stockholders of record as of June 1, 2005, for a total payout of $1,233,135, and on December 1, 2005 the Company declared a cash dividend of $.22 per share payable on January 6, 2006 to stockholders of record as of December 15, 2005, for a total payout of $1,086,391. On September 9, 2004 the Company declared a special dividend of $.25 per share payable on October 8, 2004 to stockholders of record as of September 24, 2004, for a total payout of $1,232,385, and on December 2, 2004, the Company declared a dividend of $.18 per share payable on January 5, 2005 to stockholders of record as of December 15, 2004, for a total payout of $887,677.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

NOTE A (continued)

Statements of Cash Flows

     Cash payments for income taxes were $1,321,853 and $1,399,522 for the years ended December 31, 2005 and 2004, respectively. There were no cash payments for interest during the years ended December 31, 2005 and 2004.

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

     Temporary investments consist of certificates of deposit and treasury bills that mature in one year or less.

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

     Estimated useful lives are as follows:

         Factory equipment and fixtures       5 - 7 years
         Building                             40 years
         Building improvements                Lesser of useful life or 20 years
         Waste disposal system                7 years

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004
NOTE A (continued)

 Long-Lived Assets

     It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

 Other Assets

     Other  assets  consist  of  deposits  given to  vendors  of which  $108,430 represents a 50% deposit to one of our vendors for regulatory and validation work being done in order to qualify one of the vendor's other locations for the production of our Renacidin Irrigation product. This is necessitated by the vendor's relocation of production of this type of product to another of their facilities.

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

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. For each of the years ended December 31, 2005 and 2004, two customers, both of them distributors and marketing partners of the Company, accounted for revenues aggregating 48% and 49% respectively. At December 31, 2005 and December 31, 2004 those same two customers had accounts receivable balances aggregating 32%.

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

 Research and Development

     The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $423,000 and $415,000 for the years ended December 31, 2005 and 2004, respectively.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

NOTE A (continued)

 Shipping and Handling Costs

     Shipping and handling costs are classified in operating expenses in the accompanying consolidated statements of income. Shipping and handling costs were approximately $106,000 and $107,000 for the years ended December 31, 2005 and 2004 respectively.

 Advertising Costs

     Advertising costs are expensed as incurred. During 2005 and 2004 the Company incurred $76,765 and $71,911 of advertising costs, respectively.

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

                                                  Year Ended December 31,
                                                 -------------------------
                                                   2005           2004
                                                 ---------      ---------
     Reported net income ....................  $ 2,617,483    $ 2,475,058

     Stock-based employee compensation
      expense included in reported net
      income, net of related tax effect .....            0              0

     Stock-based employee compensation
      determined under the fair value based
      method, net of related tax effect......            0              0
                                                 ---------      ---------
     Pro forma net income....................  $ 2,617,483    $ 2,475,058
                                                 =========      =========

     Earnings per share (basic and diluted)
          As reported .......................  $       .53    $       .50
                                                  ========       ========
          Pro forma .........................  $       .53    $       .50
                                                  ========       ========

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

     No stock options were granted in 2005 or 2004 under the 2004 Stock Option Plan.

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

 New Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS 154"). This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior period financial statements of a voluntary change in accounting principle unless it is impractical to determine period specific changes. This statement is effective for fiscal periods beginning after December 15, 2005 and is not expected to have a significant impact on the Company's financial statements.

     In December 2004, the FASB issued a revision of SFAS No. 123, "Share-Based Payment" (SFAS 123(R)), which supercedes APB Opinion No. 25 and revised SFAS
123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. As such,

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

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

NOTE B - MARKETABLE SECURITIES

     Marketable securities at December 31, 2005 and 2004 were as follows:

                                                                                 Unrealized
                                              Cost            Fair Value         Gain/(Loss)
                                            --------          ----------         ----------
    December 31, 2005
    -----------------
      Available for sale:
        U.S. Treasury and agencies          $2,046,900         $2,028,984        $ (17,916)
        Corporate debt securities              900,595            892,110           (8,485)
        Fixed income mutual funds            4,028,072          3,928,513          (99,559)
        Equity and other mutual funds          225,793            217,190           (8,603)
                                             ---------          ---------           ------)
                                            $7,201,360         $7,066,797        $(134,563)
                                             =========          =========           ======
   December 31, 2004
   -----------------
     Available for sale:
       U.S. Treasury and agencies          $4,014,855         $3,942,247        $ (72,608)
       Corporate debt securities            2,080,114          2,032,065          (48,049)
       Fixed income mutual funds               45,162             50,193            5,031
       Equity and other mutual funds          249,963            227,259          (22,704)
                                            ---------          ---------           ------)
                                           $6,390,094         $6,251,764        $(138,330)
                                            =========          =========           ======

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004


NOTE C - INVENTORIES

     Inventories consist of the following:
                                                       December 31,
                                              ----------------------------
                                                 2005             2004
                                              -----------      -----------
     Raw materials and work-in-process ...... $  376,308       $  332,798
     Finished products and fine chemicals ...    655,255        1,043,082
                                              ----------       ----------
                                              $1,031,563       $1,375,880
                                              ==========       ==========

     At December 31, 2005 and 2004, the company has reserved $108,000 and $128,000 respectively for slow moving and obsolete inventory.

NOTE D - NOTES PAYABLE - BANKS

     The Company has a line of credit agreement with a bank which provides for borrowings of up to $700,000 and expires on May 31, 2006. It is the Company's intention to renew the line of credit agreement before it expires. Interest under the line is at the bank's prime rate plus 1/2%. The line of credit agreement contains financial covenants relating to minimum net worth, working capital, current ratio, a debt to capitalization ratio and maintenance of compensating balances. There were no outstanding borrowings at December 31, 2005 and 2004.

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                   Year ended December 31,
                                                 --------------------------
                                                    2005             2004
     Current                                     ---------        ---------

        Federal ..............................  $1,219,309       $1,014,625
        State ................................     197,837          176,216
                                                 ---------        ---------
                                                 1,417,146        1,190,841
     Deferred                                    ---------        ---------

        Federal ..............................      47,321           15,154
        State ................................       7,324            2,346
                                                 ---------        ---------
                                                    54,645           17,500
                                                 ---------        ---------
          Total provision for income taxes ...  $1,471,791       $1,208,341
                                                 =========        =========

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:

                                                  Year ended December 31,
                                             --------------------------------
                                                   2005              2004
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
     Income taxes at statutory Federal

          income tax rate ................  $1,390     34%    $1,252     34%
     State income taxes, net of Federal
          benefit ........................     126      3        118      3
     Foreign Sales Exclusion .............     (81)    (2)      (102)    (3)
     Domestic Production Exclusion .......     (41)    (1)         -      -
     Nondeductible expenses...............       3      -          2      -
     Change in deferred tax asset
          valuation allowance ............      39      1          -      -
     Other, net ..........................      36      1        (62)    (2)
                                             -----    ----     -----    ----
     Actual income tax expense ...........  $1,472     36%    $1,208     32%
                                             =====    ====     =====    ====

     During 2005 and 2004, the Company realized the tax benefit of the Foreign Sales exclusion and in 2005 the Company realized the tax benefit of the Domestic Production Activities Deduction. The American Jobs Creation Act repealed the Extraterritorial Income Exclusion for transactions after 2004 subject to transitional rules. As such, the company is entitled to claim 80% and 100% of the pre repeal exclusion for transactions during 2005 and 2004 respectively.

     The Domestic Production Activities Deduction was created to replace the Extraterritorial Income Exclusion. In 2005, this deduction amounted to 3% of net income from domestic production activities.

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

                                                           December 31
                                                     ------------------------
                                                         2005          2004
                                                     -----------  ------------
Deferred tax assets

     Current
     -------
        Accounts receivable ......................   $  17,718     $  16,785
        Unrealized loss on marketable securities..      50,200        51,600
        Inventories ..............................      40,284        47,744
        Accrued Expenses .........................      71,469        71,217

        Capital Loss .............................      42,472          -
        Other.....................................      37,718        36,271
                                                      --------      --------
                                                       259,861       223,617
                                                      --------      --------
        Valuation Allowance ......................     (42,472)         -
                                                      --------      --------
                                                       217,389       223,617
Deferred tax liabilities

     Non-current
     -----------
        Prepaid pension...........................     (59,817)      (10,000)
                                                     ---------     ---------
                                                       (59,817)      (10,000)
                                                     ---------     ---------
Net deferred tax asset ...........................   $ 157,572     $ 213,617
                                                     =========     =========

     There was no valuation allowance at December 31, 2004. The valuation allowance at December 31, 2005 was due to the capital loss carry forwards that the company does not expect to utilize in the future.

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

     The unamortized prior year service cost as of October 1, 2005 ("Measurement Date") is $39,459 and $46,920 for 2005 and 2004 respectively.

     The net pension asset recorded by the Company at December 31, 2005 and 2004 is $160,368 and $119,720, respectively.

     The percentage of the fair value of total plan assets as of the Measurement Date is as follows:

                                                         2005          2004
                                                        ------        ------

     Equity securities                                    29%           26%
     Debt securities - General Investment Account         71%           74%
                                                        ------        ------
       Total                                             100%          100%
                                                        ======        ======

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

Note F (continued)


     Investment strategies are determined by the Board of Directors in which all new monies are invested in debt securities operated by the Principal Financial Group comprised of private placed loans including residential and commercial mortgages and private placement bonds. This fund is a "book value" fund and its value is not adjusted for changing market conditions.

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

     In March, 1998, the Board of Directors authorized a one time investment of some of the assets of the plan into two equity funds operated by the Principal Financial Group. In addition, in 2001, when the Principal Financial Group became a publicly traded company, a distribution of their stock was made to all investors. This investment has resulted in a third equity investment. No additional contributions have been made to any of the three equity investments. Any future investments will continue to be determined by the Board of Directors.

     The accumulated benefit obligation is $2,476,741 and $2,272,390 at December 31, 2005 and 2004 respectively.

     Based on current data and assumptions, the following benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid over the next ten years as follows:
NOTE F (continued)

      Year Ending                      Expected Future Benefits Payable

      -----------                      --------------------------------
        2006                                  $    71,000
        2007                                      120,000
        2008                                      120,000
        2009                                      120,000
        2010                                      140,000
        2011-2015                                 970,000

     The company estimates that it will make contributions to the pension plan of approximately $200,000 during 2006 which includes required and discretionary contributions.

     A measurement period from October 1, 2004 to October 1, 2005 has been used for the year ended December 31, 2005. The liabilities and assets are calculated at October 1, 2005. Assets are adjusted for known contributions received by the Company between October 1, 2005 and December 31, 2005.

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

Note F (continued)

     The following table sets forth the plan's funded status:

                                                       Year ended December 31,
                                                       ----------------------
                                                           2005        2004
                                                        ---------   ---------
Change in Benefit Obligation:
  Projected benefit obligation at beginning of year... $2,805,529  $2,360,399
  Service cost........................................    107,786      88,597
  Interest cost.......................................    152,104     139,588
  Actuarial loss......................................    244,413     270,112
  Benefits paid.......................................   (255,486)    (53,167)
                                                        ---------   ---------
    Projected benefit obligation at end of year....... $3,054,346  $2,805,529
                                                        =========   =========
Change in Plan Assets:
  Fair value of plan assets at beginning of year...    $2,235,475  $1,957,256
  Actual return on plan assets.....................       134,373     152,387
  Employer contributions...........................       200,000     179,000
  Benefits paid....................................      (255,486)    (53,167)
                                                        ---------   ---------
    Fair value of plan assets at end of year.......    $2,314,362  $2,235,476
                                                        =========   =========
Reconciliation of Funded Status:
  Funded status (underfunded)......................    $ (739,984) $ (570,053)
  Unrecognized net actuarial loss..................       860,893     642,853
  Unrecognized prior service cost..................        39,459      46,920
                                                        ---------   ---------
    Prepaid benefit cost...........................    $  160,368  $  119,720
                                                        =========   =========

     The net periodic benefit cost includes the following components:

                                                        Year ended December 31,
                                                       -------------------------
                                                           2005          2004
Components of net periodic benefit cost:               -----------   -----------

  Service cost.....................................    $  107,786    $   88,597
  Interest cost....................................       152,104       139,588
  Expected return on plan assets...................      (148,983)     (134,031)
  Recognized net actuarial loss....................        40,984        18,910
  Amortization of prior service cost...............         7,461         7,461
                                                        ---------     ---------
     Net periodic benefit cost.....................    $  159,352    $  120,525
                                                        =========     =========

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

NOTE F (continued)

Weighted-average assumptions as of December 31:

                                                           2005          2004
                                                        -----------   ----------
  Discount rate....................................        5.50%         6.00%
  Expected long term rate of return................        7.00%         7.00%
  Weighted average rate of compensation increase...        5.51%         5.69%
  Amortization method.............................. Straight-Line  Straight-Line

401(k) Plan

     The Company maintains a 401(k) Plan for all of its eligible employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, in 2005 and 2004 the Company made contributions of 50% of the first 6% and 4%, respectively, of each employee's elective deferral up to a maximum employer contribution of 3% and 2%, respectively, of biweekly pay. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $57,000 and $38,000 for the years ended December 31, 2005 and 2004, respectively.

Stock Option Plans

     At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of the 2004 Stock Option Plan. The new plan covers both employees and Directors. The adoption and implementation of the new plan was ratified by the shareholders of the Company at the Company's annual meeting of shareholders on May 19, 2004.

     The following summarizes the stock option transactions from the expired Employee Incentive Stock Option Plan ("EISOP") and Non-Statutory Stock Option Plan for Directors ("NSSOPD"):

                                           Number       Weighted average

EISOP                                   outstanding      exercise price
-----                                  ------------         -------
Options outstanding January 1, 2004....    10,200            3.44
    Exercised                              (4,300)           3.49
                                           ------
Options outstanding and exercisable at
    December 31, 2004                       5 900            3.39
    Exercised                              (1,600)           3.67
                                           ------
Options outstanding and exercisable at
     December 31, 2005.................     4,300            3.29
                                           ======
Available for grant at December 31, 2005        0
                                           ======

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                              December 31, 2005 and 2004
NOTE F (continued)

NSSOPD
------

Options outstanding at January 1, 2004..   14,000            3.44
     Exercised                             (6,000)           3.34
                                           ------
   Options outstanding and exercisable at
     December 31, 2004                      8,000            3.51
     Exercised                             (4,000)           3.51
                                           ------
Options outstanding and exercisable at
   December 31, 2005                        4,000            3.51
                                           ======
Available for grant at December 31, 2005        0
                                           ======

     In 2004 the Company authorized up to 500,000 shares to be granted under the 2004 Stock Option Plan.

     Summarized information about stock options outstanding under these plans at December 31, 2005 is as follows:

                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
               Number of Shares    Weighted        Weighted      Number of Shares   Weighted
Range of        Outstanding         Average         Average        Exercisable       Average
Exercise             at            Remaining       Exercise            at           Exercise
Prices         December 31,2005  Contractual Life    Price       December 31,2005     Price
------------   ----------------  ----------------   --------     ----------------    --------
EISOP
-----

$2.06 - $3.00     1,100             2.54           $2.66             1,100           $2.66
$3.51             3,200             6.90            3.51             3,200            3.51
-------------    ------             ----           -----            ------           -----
$2.06 - $3.51     4,300             5.78           $3.29             4,300           $3.29


NSSOPD
--------

$3.51             4,000             1.90            3.51             4,000            3.51

                       UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                               December 31, 2005 and 2004

NOTE G - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2005 and 2004:

                                                        2005            2004
                                                     ---------       ---------
Numerator:
        Net income                                 $ 2,617,483     $ 2,475,057
                                                     ---------       ---------
Denominator:
        Denominator for basic earnings
           per share (weighted average shares)       4,935,472       4,928,785

        Effect of dilutive securities:
           Employee stock options                        6,386           9,241
                                                     ---------       ---------
        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,941,858       4,938,026
                                                     =========       =========
Basic and diluted earnings per share               $      0.53     $      0.50
                                                     =========       =========

     In 2005 and 2004 there were no options excluded from the computation of diluted earnings per share.

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 2005 and 2004.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

NOTE H (continued)

                                                     2005                                          2004
                                      ----------------------------------            ----------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $11,075,696   $ 1,059,300   $12,134,996       $10,004,893   $ 1,118,582   $11,123,475
Depreciation and amortization            94,810         -            94,810            91,845         -            91,845
Segment income (loss) before income
  tax expense*                        3,937,574        80,355     4,017,929         3,725,217       (91,988)    3,633,229

Segment assets                        2,599,895       387,570     2,987,465         2,532,195       358,804     2,890,999

Capital expenditure                      82,748          -           82,748           125,616          -          125,616

     * On January 1, 2005 the Company revised the estimated overhead allocated to the Eastern Chemical subsidiary due to reductions in personnel and inventory and an overall downsizing of the Eastern operation. This has resulted in a reduction in the amount of overhead allocated to Eastern and a commensurate increase in the amount of overhead being absorbed by the Guardian division. This has also resulted in an increase in the overhead rate for the Guardian division. If the current allocation had been used for the Eastern subsidiary, Eastern would have had earnings from operations of $33,527 for the year ended December 31, 2004.

<caption?
Reconciliation to Consolidated Amounts
--------------------------------------
     Income before income taxes
     ----------------------------
       Total income for reportable segments                $ 4,017,929          $ 3,633,229
       Other income, net                                       237,459              220,991
       Corporate headquarters expense                         (166,114)            (170,821)
                                                             ---------            ---------
          Consolidated income before income taxes          $ 4,089,274          $ 3,683,399
                                                             =========            =========
     Assets
     ------
       Total assets for reportable segments                $ 2,987,465          $ 2,890,999
       Corporate headquarters                               12,034,772           11,530,376
                                                            ----------           ----------
          Total consolidated assets                        $15,022,237          $14,421,375
                                                            ==========           ==========

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004

NOTE H (continued)

Other Significant Items
-----------------------
                                                      2005                                            2004
                                       --------------------------------------          --------------------------------------
                                       Segment                   Consolidated          Segment                   Consolidated
                                       Totals      Corporate       Totals              Totals      Corporate       Totals
                                    ----------   -----------    ------------       -----------   -----------    ------------
      Capital expenditures            $82,748      $ 73,872       $156,620           $125,616      $ 72,755       $198,371
      Depreciation and amortization   $94,810      $111,001       $205,811           $ 91,845      $117,947       $209,792


Geographic Information
----------------------
                                             2005                           2004
                                  -------------------------      -------------------------
                                                 Long-Lived                     Long-Lived
                                    Revenues       Assets          Revenues       Assets
                                   ----------   -----------       ----------   -----------
      United States               $ 5,891,221   $   948,480      $ 5,634,832   $   997,671
      France                        1,579,943                      1,275,612
      Other countries               4,663,832                      4,213,031
                                   ----------     ---------       ----------     ---------
                                  $12,134,996   $   948,480      $11,123,475   $   997,671
                                   ==========     =========       ==========     =========
Major Customers
---------------
      Customer A (Guardian)       $ 4,497,547                    $ 4,289,603
      Customer B (Guardian)         1,357,764                      1,086,869
      All other customers           6,279,685                      5,747,003
                                   ----------                     ----------
                                  $12,134,996                    $11,123,475
                                   ==========                     ==========

NOTE I - CONTINGENCIES

     While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims.

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2005 and 2004


NOTE J - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2005 and 2004 the Company paid to Henry Globus, a former officer and current Director of the Company, $19,608 and $18,852 respectively, for consulting services in accordance with his employment termination agreement of 1998.

     During the years ended December 31, 2005 and 2004 the Company paid to Bonamassa , Maietta, and Cartelli, LLP, $10,500 for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is currently a Director of the Company.

     During 2004, the Company sold an asset to an officer of the Company. Based upon its estimated fair value on the date of sale, the Company recorded a loss of $1,724.