Form 10QSB
period 2006-03-31
UNITED GUARDIAN INC
filed 2006-05-10
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

              For the quarterly period ended   March 31, 2006
                                               --------------

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

           4,942,139 shares of common stock, par value $.10 per share, as of May 1, 2006


     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]
































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income -
                Three Months Ended March 31, 2006 and 2005 (unaudited)....    2

              Consolidated Balance Sheets -
                March 31, 2006 (unaudited) and December 31, 2005..........  3-4

              Consolidated Statements of Cash Flows -
                Three Months ended March 31, 2006 and 2005 (unaudited)....    5

              Consolidated Notes to (unaudited) Financial Statements.....  6-11

   Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................. 11-14

   Item 3 - Controls and Procedures......................................    14

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings.............................................   15

   Item 2 - Changes in Securities and Use of Proceeds.....................   15

   Item 3 - Defaults Upon Senior Securities...............................   15

   Item 4 - Submission of Matters to a Vote of Security Holders...........   15

   Item 5 - Other Information.............................................   15

   Item 6 - Exhibits and Reports On Form 8-K..............................   15

Signatures................................................................   15

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                           MARCH 31,
                                                      2006         2005
                                                     ------        ------

Revenue:
  Net sales                                       $ 2,864,797   $ 3,880,117
                                                   ----------    ----------
Costs and expenses:
  Cost of sales                                     1,352,611     1,768,767
  Operating expenses                                  641,124       668,693
                                                   ----------    ----------
                                                    1,993,735     2,437,460
                                                   ----------    ----------
      Income from operations                          871,062     1,442,657


Other income (expense):
  Investment income                                    80,423        66,339
  Loss on sale of marketable securities                  -         (114,231)
  Other                                                  -              (48)
                                                    ---------    ----------
      Income before income taxes                      951,485     1,394,717

Provision for income taxes                            329,500       539,000
                                                    ---------     ---------
      Net income                                  $   621,985   $   855,717
                                                     ========     =========
Earnings per common share
   (basic and diluted)                            $       .13   $      0.17
                                                    =========     =========
Weighted average shares - basic                     4,940,183     4,932,539
                                                    =========     =========
Weighted average shares - diluted                   4,944,311     4,940,272
                                                    =========     =========














                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                              MARCH 31,         DECEMBER 31,
                                                2006               2005
                                            ------------       -------------
              ASSETS                         (UNAUDITED)         (AUDITED)
Current assets:
     Cash and cash equivalents           $   2,456,204      $    3,425,593
     Temporary investments                     699,942             699,363
     Marketable securities                   7,063,070           7,066,797
     Accounts receivable, net of
       allowance for doubtful accounts
       of $37,000 and $47,500 at
       March 31, 2006 and December 31,
       2005 respectively                     1,332,145           1,083,992
     Inventories (net)                       1,769,204           1,031,563
     Prepaid expenses and other
        current assets                         402,015             440,380
     Deferred income taxes                     231,189             217,389
                                           -----------         -----------
              Total current assets          13,953,769          13,965,077
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,085,882           3,068,050
     Building and improvements               2,133,422           2,133,422
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,421,836           5,404,004
       Less: Accumulated depreciation        4,503,860           4,455,524
                                           -----------         -----------
                                               917,976             948,480
                                           -----------         -----------

Other assets                                   108,430             108,680
                                           -----------         -----------
                                        $   14,980,175      $   15,022,237
                                           ===========         ===========
















                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                             MARCH 31,         DECEMBER 31,
                                               2006                2005
                                          ---------------      ------------
                                            (UNAUDITED)         (AUDITED)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Dividends payable                       $     -             $1,086,391
   Accounts payable                           442,312             148,051
   Accrued expenses                           464,517             448,990
   Taxes payable                              121,443                -
                                            ---------           ---------
         Total current liabilities          1,028,272           1,683,432
                                            ---------           ---------
 Deferred income taxes                         59,817              59,817
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      5,004,339 and 5,000,339 shares
      issued, respectively, and
      4,942,139 and 4,938,139
      shares outstanding, respectively        500,434             500,034
   Capital in excess of par value           3,792,478           3,778,838
   Accumulated other comprehensive loss      (107,292)            (84,365)
   Retained earnings                       10,066,096           9,444,111
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,892,086          13,278,988
                                            ---------           ---------
                                         $ 14,980,175        $ 15,022,237
                                           ==========          ==========





















                 See consolidated notes to financial statements

                                  UNITED-GUARDIAN, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
                                                          THREE MONTHS ENDED
                                                                MARCH 31,
                                                              ------------
                                                         2006             2005
                                                       -------          -------
Cash flows provided by operating activities:

  Net income                                       $   621,985      $   855,717
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                     48,336           49,820
      Realized loss on sale of marketable securities      -             116,855
      Reversal of provision for doubtful accounts      (10,500)         (11,029)
      Increase (decrease) in cash resulting from
        changes in operating assets and liabilities:
         Accounts receivable                          (237,653)      (1,083,016)
         Inventories                                  (737,641)         350,752
         Prepaid expenses and other current
           and non-current assets                       38,615          156,057
         Accounts payable                              294,261          185,619
         Accrued expenses and taxes payable            136,970          331,223
                                                    ----------       ----------
      Net cash provided by operating activities        154,373          951,998
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment        (17,832)         (56,017)
   Net change in temporary investments                    (579)          (1,738)
   Purchase of marketable securities                   (33,000)      (4,284,726)
   Proceeds from sale of marketable securities            -           3,465,351
                                                    ----------       ----------
       Net cash used in investing activities           (51,411)        (877,130)
                                                    ----------       ----------
Cash flows from financing activities:

   Proceeds from exercise of stock options              14,040             -
   Dividends paid                                   (1,086,391)        (887,677)
                                                    ----------       ----------
     Net cash used in financing activities          (1,072,351)        (877,677)
                                                    ----------       ----------

Net (decrease) increase in cash and cash
   equivalents                                        (969,389)        (812,809)

Cash and cash equivalents at beginning of period     3,425,593        3,735,945
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 2,456,204      $ 2,923,136
                                                    ==========       ==========






                 See consolidated notes to financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2006 and the results of operations for the three months ended March 31, 2006 and 2005. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report to Shareholders for the fiscal year ended December 31, 2005.

     2. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At March 31, 2006, the Company had two stock-based employee compensation plans, which are more fully described in the Company's Annual Report on Form 10-KSB, for the year ended 2005. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation ("FAS 123"), through December 31, 2005, the Company elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and Financial Accounting Standards Board
Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25 ("FIN 44"), in accounting for the Company's stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. Changes in the terms of stock option grants, such as extensions of the vesting period or changes in the exercise price, resulted in variable accounting in accordance with APB 25. Accordingly, compensation expense was measured in accordance with APB 25 and recognized over the vesting period. If the modified grant was fully vested, any additional compensation costs were recognized immediately. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which replaced FAS 123 and supersedes APB 25 and FIN 44. FAS 123R requires that the fair value all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. The Company adopted the provisions of FAS 123 on January 1, 2006 using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. The estimated forfeiture rates for the first quarter of 2006 were based on the Company's historical experience. Upon adoption of FAS 123R the Company elected to continue using the Black-Scholes option pricing model.

     All of the Company's stock options were fully vested as of December 31, 2005. At March 31, 2006 the Company had 4,300 share-based awards that are outstanding and exercisable, with a weighted average exercise price of $3.29, an aggregate intrinsic value of $28,327, and weighted average remaining term of
5.78 years.

     As of March 31, 2006 there was no remaining unrecognized compensation cost related to the nonvested share-based compensation arrangements granted under the Company's plans.

     The Company did not record any compensation expense during the three-months ended March 31, 2006 under the provisions of FAS 123R.

     Cash  received  from  option   exercise  under  all   share-based   payment
arrangements for the three-months ended March 31, 2006, was $14,040.

     The following table illustrates the effect on net income and income per share for the three-months ended March 31, 2005 if the Company had applied the fair value recognition provisions of FAS 123 since the original effective date of FAS 123 to stock-based employee compensation for options granted under the Company's arrangements as well as to the arrangement of the Company's subsidiaries:

                                                              Three-Months Ended
                                                                 March 31, 2005
                                                                 --------------

 Net income as reported                                            $855,717

 Add back (deduct): Total stock-based employee
     compensation expense determined under APB 25 for
     all awards, net of related tax effects (1)                       --

  Deduct: Total stock-based employee compensation
     expense determined under fair value-based method
     for all awards, net of related tax effects (1)                   --

   Pro forma net income                                            $855,717
                                                                    =======

   Income per share:
         Basic--as reported                                        $    .17
         Basic--pro forma                                          $    .17
         Diluted--as reported                                      $    .17
         Diluted--pro forma                                        $    .17


        The Company did not grant any options under the plans during the three months ended March 31, 2006 and 2005.

     4. Marketable Securities

                                                                     Unrealized
     March 31, 2006                       Cost       Fair Value      Gain/(Loss)
     ------------------                ----------    ----------      -----------
     Available for Sale:
       U.S. Treasury and agencies      $2,046,900    $2,030,829     $   (16,071)
       Corporate debt securities          900,594       894,792          (5,802)
       Fixed income mutual funds        4,060,272     3,911,136        (149,136)
       Equity and other mutual funds      226,594       226,313            (281)
                                       ----------     -----------    -----------
                                        7,234,360     7,063,070        (171,290)
                                       ==========     ===========    ===========

                                                                     Unrealized
    December 31, 2005                     Cost        Fair Value     Gain/(Loss)
    ------------------                 ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $2,046,900     $2,028,984     $  (17,916)
       Corporate debt securities          900,595        892,110         (8,485)
       Fixed income mutual funds        4,028,072      3,928,513        (99,559)
       Equity and other mutual funds      225,793        217,190         (8,603)
                                       ----------     -----------    -----------
                                       $7,201,360     $7,066,797     $ (134,563)
                                       ==========     ===========    ===========
     5. Inventories - Net

     Inventories consist of the following:        March 31,     December 31,
                                                    2006            2005
                                                ----------      ----------
     Raw materials and work in process          $  349,455      $  376,308
     Finished products and fine chemicals        1,419,749         655,255
                                                ----------      ----------
                                                $1,769,204      $1,031,563
                                                ==========      ==========

     At March 31, 2006 and December 31, 2005, the Company has reserved $108,000 for slow moving and obsolete inventory.

     6. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $49,802 and $38,174 for the three months ended March 31, 2006 and 2005, respectively. There were no payments for interest during these periods.

     7. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                    Three months ended March 31,
                                                         2006            2005
                                                        ------          ------

Net income                                           $  621,985      $  855,717
                                                     ----------      ----------
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable
     securities during period ......................    (36,727)        (99,193)
   Less: reclassification adjustment for net
     losses included in net income .................       -            116,855
                                                     ----------      ----------
   Other comprehensive (loss) income before tax ....    (36,727)         17,662

Income tax expense (benefit) related to other
   comprehensive income ............................    (13,800)          6,600
                                                     ----------      ----------
Other comprehensive (loss) income, net of tax.......    (22,927)         11,062
                                                     ----------      ----------
Comprehensive income net of tax .................... $  599,058      $  866,779
                                                     ==========      ==========

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         8. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share at March 31, 2006 and 2005.

                                                    Three months ended
                                                        March 31,
                                                    2006           2005
                                                   ------         ------
Numerator:
   Net income                                   $  621,985     $  855,717
                                                   =======      =========
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                       4,940,183      4,932,539

Effect of dilutive securities:
   Employee stock options                            4,128          7,733
                                                 ---------      ---------

Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions               4,944,311      4,940,272
                                                 =========      =========
Basic and diluted earnings per share            $     0.13     $     0.17
                                                 =========      =========

      9. The Company has two reportable business segments: the Guardian Laboratories Division ("Guardian") conducts research, development and manufacturing of cosmetic ingredients, personal and health care products, pharmaceuticals and specialty industrial products. Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Company, distributes a line of fine chemicals, solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2005. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three month period ended March 31, 2006 and 2005.

                                                                  Three months ended March 31,
                                                     2006                                            2005
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,581,034    $   283,763    $ 2,864,797       $ 3,567,748    $   312,369    $ 3,880,117
Depreciation and amortization           22,168           -            22,168            21,335           -            21,335


Segment income before income
  taxes                                887,193         22,334        909,527         1,470,057         12,274      1,482,331

Segment assets                       3,292,436        445,742      3,738,178         3,362,005        377,467      3,739,472

Capital expenditure                     16,713           -            16,713            11,662            -           11,662

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $   909,527                                     $ 1,482,331
Other income, net                                                     80,423                                         (47,940)
Corporate headquarters expense                                       (38,465)                                        (39,674)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $   951,485                                     $ 1,394,717
                                                                  ==========                                      ==========

Assets
------
Total assets for reportable segments                             $ 3,738,178                                     $ 3,739,472
Corporate headquarters                                            11,241,997                                      11,177,847
                                                                  ----------                                      ----------
      Total consolidated assets                                  $14,980,175                                     $14,917,319
                                                                  ==========                                      ==========
Other Significant items
-----------------------
                                                                   Three months ended March 31,
                                                     2006                                           2005
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Capital expenditures                 $ 16,713       $  1,119        $ 17,832          $ 11,662       $ 44,355        $ 56,017
Depreciation and amortization          22,168         26,168          48,336            21,335         28,485          49,820

Geographic Information
----------------------

                                                       2006                                2005
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 1,377,758   $      917,976        $ 2,130,315   $    1,003,870
France                                         245,600                             471,888
Other countries                              1,241,439                           1,277,914
                                           -----------    -------------        -----------    -------------
                                           $ 2,864,797   $      917,976        $ 3,880,117   $    1,003,870
                                           ===========    =============        ===========    =============





Major Customers
---------------
Customer A (Guardian)**                    $ 1,128,726                         $ 1,176,586
Customer B (Guardian)**                        168 847                             404,941
All other customers                          1,567,224                           2,298,590
                                           -----------                         -----------
                                           $ 2,864,797                         $ 3,880,117
                                           ===========                         ===========

     ** At March 31, 2006 Customers A and B had balances approximating 29% and 13% of net accounts receivable respectively. At March 31, 2005 Customers A and B had balances approximating 26% and 4% of net accounts receivable respectively.

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

     The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2005, and a comparison of the results of operations for the three month periods ended March 31, 2006 and March 31, 2005. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS

     Gross revenue from operations
     -----------------------------

     For the three month period ended March 31, 2006, net sales decreased $1,015,320 (26.2%) versus the comparable period in 2005. Guardian had a sales decrease of $986,714 (27.7%) and Eastern had a sales decrease of $28,606 (9.2%).

     The decrease in Guardian's sales for the three month period ended March 31, 2006 is due to a number of factors. The most important factor contributing to the decrease in sales in the first quarter of 2006 than the first quarter of 2005 was a price increase for the company's pharmaceutical products that was implemented on March 1, 2005, which resulted in an unusually high volume of sales of the company's pharmaceutical products in the first quarter of 2005 in anticipation of the price increase, a situation which was not repeated in the first quarter of 2006. In addition, the first quarter of 2005 experienced an unusual number of orders that customers had requested not be shipped out at the very end of 2004. This same situation did not recur at the end of 2005.

     The  decrease  in  Eastern's   sales  is  believed  to  be  due  to  normal
fluctuations in the purchasing patterns of its customers.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales increased to 47.2% for the three months ended March 31, 2006 from 45.6% for the comparable period ended March 31, 2005. This increase is due to an increase in standard overhead rates for Guardian that resulted primarily from increases in insurance and payroll and payroll related expenses.

     Operating Expenses
     ------------------

     Operating  expenses  decreased  $27,569  (4.1%) for the three  months ended
March 31, 2006 compared to the comparable period in 2005. This decrease was mainly attributable to a reduction in the company's bad debt reserve.

     Other income
     ------------

     Investment income increased to $80,423 from a loss of $47,940 for the three month period ended March 31, 2006 and March 31, 2005 respectively, an increase of $128,363 (267.8%) This increase was mainly attributable to the net effect of an increase in income from investments of $14,084 in 2006 and the sale of a portfolio of marketable securities in the first quarter of 2005, primarily bonds, the bulk of which had been managed for the Company by a financial institution. The sale of this portfolio in 2005 resulted in a realized loss of approximately $116,000, of which approximately $107,000 had previously been recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the above loss was due to the sale of the bond portfolio managed by a financial institution, which, over the 18 months the company held it, had realized interest income net of broker fees of approximately $154,000. Investment income is recorded net of brokerage fees.

     Provision for income taxes
     --------------------------

     The provision for income taxes decreased $209,500 (38.9%) for the three months ended March 31, 2006 when compared to the comparable period in 2005. This decrease was due to (a) decreased earnings before taxes of $443,232 in 2006, and
(b) the adding back of the approximately $116,000 capital loss from the sale of the bond portfolio in 2005, which loss will be available to offset any realized capital gains in 2005 and any excess may be carried forward for five years following the year of the loss.

     We had effective income tax rates of 34.6% and 38.6% for the three-months ended March 31, 2006 and 2005, respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from state taxes net of federal benefits and other differences.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $12,281,645 at December 31, 2005 to $12,925,497 at March 31, 2006. The current ratio increased from 8.3 to 1 at December 31, 2005 to 13.6 to 1 at March 31, 2006. The increase in current ratio was primarily due to the net effect of a decrease in dividends payable offset by increases in inventories, increases in accounts receivable and accounts payable. The Company has no commitments for any further significant capital expenditures during the remainder of 2006, and believes that its working capital is and will continue to be sufficient to support its operating requirements.

     The company generated cash from operations of $154,373 and $951,998 for the three months ended March 31, 2006 and March 31, 2005 respectively. The decrease was primarily due to the decrease in net income from operations and the net effect of an increase in inventory.

     During the three month period ended March 31, 2006 $51,411 was used in investment activities, as compared to the three month period ended March 31, 2005 when $877,130 was used in investing activities. The change is mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities during the three months ending March 31, 2005.

     Cash used in financing activities was $1,072,351 and $877,677 for the three months ended March 31, 2006 and March 31, 2005 respectively. The increase was due primarily to an increase in dividends paid during the three months ended March 31, 2006.

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

     b. Reports on Form 8-K

     There was one report on Form 8-K filed during the fiscal quarter ended March 31, 2006. It was filed on March 24, 2006 and related to the issuance of an earnings release by the Company on March 24, 2006.


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

Date:  May 10, 2006