Form 10QSB
period 2006-06-30
UNITED GUARDIAN INC
filed 2006-08-10
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

              For the quarterly period ended   June 30, 2006
                                               -------------

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

                                                                Yes [ ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        4,942,139 shares of common stock,
                           par value $.10 per share,
                              as of August 1, 2006


     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]






























                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income - Six and Three
                Months Ended June 30, 2006 and 2005 (unaudited)..........    2

              Consolidated Balance Sheets -
                June 30, 2006 (unaudited) and December 31, 2005..........   3-4

              Consolidated Statements of Cash Flows - Six Months
                ended June 30, 2006 and 2005 (unaudited).................    5

              Consolidated Notes to (unaudited) Financial Statements.....   6-12

   Item 2 - Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................  12-16

   Item 3 - Controls and Procedures......................................    16

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings.............................................   17

   Item 2 - Changes in Securities and Use of Proceeds.....................   17

   Item 3 - Defaults Upon Senior Securities...............................   17

   Item 4 - Submission of Matters to a Vote of Security Holders...........   17

   Item 5 - Other Information.............................................   17

   Item 6 - Exhibits and Reports On Form 8-K..............................   17

Signatures................................................................   17

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                       SIX MONTHS ENDED               THREE MONTHS ENDED
                                                           June 30,                         JUNE 30,
                                                      2006         2005                2006         2005
                                                     ------        ------             ------        ------
Revenue:
  Net sales                                       $ 5,921,812   $ 6,647,572        $ 3,057,015   $ 2,767,455
                                                   ----------    ----------         ----------    ----------
Costs and expenses:
  Cost of sales                                     2,793,799     3,041,560          1,441,188     1,272,793
  Operating expenses                                1,374,458     1,325,339            733,334       656,646
                                                   ----------    ----------         ----------    ----------
                                                    4,168,257     4,366,899          2,174,522     1,929,439
                                                   ----------    ----------         ----------    ----------
      Income from operations                        1,753,555     2,280,673            882,493       838,016


Other income (expense):
  Investment income                                   195,102       161,291            114,679        94,952
  Loss on sale of marketable securities                  (349)     (114,231)              (349)         -
  Other                                                  (227)          (48)              (227)         -
                                                    ---------    ----------          ---------    ----------
      Income before income taxes                    1,948,081     2,327,685            996,596       932,968

Provision for income taxes                            675,700       860,900            346,200       321,900
                                                    ---------     ---------          ---------     ---------
      Net income                                  $ 1,272,381   $ 1,466,785        $   650,396   $   611,068
                                                     ========     =========           ========     =========
Earnings per common share
   (basic and diluted)                            $       .26   $       .30        $       .13   $       .12
                                                    =========     =========          =========     =========
Weighted average shares - basic                     4,941,167     4,932,761          4,942,139     4,932,981
                                                    =========     =========          =========     =========
Weighted average shares - diluted                   4,944,600     4,940,239          4,944,876     4,940,204
                                                    =========     =========          =========     =========











                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS



                                               JUNE 30,         DECEMBER 31,
                                                2006               2005
                                            ------------       -------------
              ASSETS                         (UNAUDITED)         (AUDITED)
Current assets:
     Cash and cash equivalents           $   2,359,165      $    3,425,593
     Temporary investments                   1,002,582             699,363
     Marketable securities                   6,461,173           7,066,797
     Accounts receivable, net of
       allowance for doubtful accounts
       of $36,288 and $47,500 at
       June 30, 2006 and December 31,
       2005, respectively                    1,058,918           1,083,992
     Inventories (net)                       1,514,863           1,031,563
     Prepaid expenses and other
        current assets                         443,003             440,380
     Deferred income taxes                     255,189             217,389
                                           -----------         -----------
              Total current assets          13,094,893          13,965,077
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,087,972           3,068,050
     Building and improvements               2,140,405           2,133,422
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,430,909           5,404,004
       Less: Accumulated depreciation        4,550,036           4,455,524
                                           -----------         -----------
                                               880,873             948,480
                                           -----------         -----------

Other assets                                   148,430             108,680
                                           -----------         -----------
                                        $   14,124,196      $   15,022,237
                                           ===========         ===========















                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              June 30,         DECEMBER 31,
                                               2006                2005
                                          ---------------      ------------
                                            (UNAUDITED)         (AUDITED)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Dividends payable                       $     -             $1,086,391
   Accounts payable                           190,067             148,051
   Accrued expenses                           605,342             448,990
                                            ---------           ---------
         Total current liabilities            795,409           1,683,432
                                            ---------           ---------
 Deferred income taxes                         59,817              59,817
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      5,004,339 and 5,000,339 shares
      issued, respectively, and
      4,942,139 and 4,938,139
      shares outstanding, respectively        500,434             500,034
   Capital in excess of par value           3,792,478           3,778,838
   Accumulated other comprehensive loss      (145,269)            (84,365)
   Retained earnings                        9,480,957           9,444,111
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,268,970          13,278,988
                                            ---------           ---------
                                         $ 14,124,196        $ 15,022,237
                                           ==========          ==========





















                 See notes to consolidated financial statements

                                  UNITED-GUARDIAN, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                              ------------
                                                         2006             2005
                                                       -------          -------
Cash flows provided by operating activities:

  Net income                                       $ 1,272,381      $ 1,466,785
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                     94,512          100,524
      Realized loss on sale of marketable securities       349          116,855
      Provision for doubtful accounts                  (11,212)         (11,029)
      Reduction of inventory obsolescence               19,000             -
      Increase (decrease) in cash resulting from
        changes in operating assets and liabilities:
         Accounts receivable                            36,286         (551,997)
         Inventories                                  (502,300)         336,239
         Prepaid expenses and other current
           and non-current assets                      (42,373)         186,925
         Accounts payable                               42,016           29,046
         Accrued expenses and taxes payable            156,352          155,282
                                                    ----------       ----------
      Net cash provided by operating activities      1,065,011        1,828,630
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment        (26,905)         (85,509)
   Net change in temporary investments                (303,219)        (295,764)
   Purchase of marketable securities                   (93,803)      (4,342,520)
   Proceeds from sale of marketable securities         600,374        3,465,351
                                                    ----------       ----------
      Net cash provided by (used in) investing
         activities                                    176,447       (1,258,442)
                                                    ----------       ----------
Cash flows from financing activities:

   Proceeds from exercise of stock options              14,040            5,865
   Dividends paid                                   (2,321,926)      (2,120,812)
                                                    ----------       ----------
     Net cash used in financing activities          (2,307,886)      (2,114,947)
                                                    ----------       ----------

Net decrease in cash and cash equivalents           (1,066,428)      (1,544,759)

Cash and cash equivalents at beginning of period     3,425,593        3,735,945
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 2,359,165      $ 2,191,186
                                                    ==========       ==========





                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006 and the results of operations for the six and three months ended June 30, 2006 and 2005. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report to Shareholders for the year ended December 31, 2005.

     2. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At June 30, 2006, the Company had two stock-based employee compensation plans, which are more fully described in the Company's Annual Report on Form 10-KSB, for the year ended 2005. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation ("FAS 123"), through December 31, 2005, the Company elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and Financial Accounting Standards Board
Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 ("FIN 44"), in accounting for the Company's stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of the Company's fixed stock options granted to employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which replaced FAS 123 and supersedes APB 25 and FIN 44. FAS 123R requires that the fair value all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. The Company adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. The estimated forfeiture rates utilized for the six months ended June 30, 2006 were based on the Company's historical experience. Upon adoption of FAS 123R the Company elected to continue using the Black-Scholes option pricing model.

     At June 30, 2006 the Company had 4,300 share-based awards that were outstanding and exercisable, with a weighted average exercise price of $3.29, an aggregate intrinsic value of $24,801, and a weighted average remaining term of
5.28 years. All of those options were fully vested as of December 31, 2005. The Company did not grant any options during the six months ended June 30, 2006 and 2005.

     As of June 30, 2006 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

     The Company did not record any compensation expense during the six-months ended June 30, 2006 under the provisions of FAS 123R.

     Cash  received  from  option   exercise  under  all   share-based   payment
arrangements for the six-months ended June 30, 2006, was $14,040.

     The following table illustrates the effect on net income and income per share for the six-months ended June 30, 2005 if the Company had applied the fair value recognition provisions of FAS 123 since the original effective date of FAS 123 to stock-based employee compensation for options granted under the Company's arrangements as well as to the arrangement of the Company's subsidiaries:

                                                                Six Months Ended
                                                                  June 30, 2005
                                                                  --------------

 Net income as reported                                            $1,466,785

 Add back (deduct): Total stock-based employee
     compensation expense determined under APB 25 for
     all awards, net of related tax effects                           --

  Deduct: Total stock-based employee compensation
     expense determined under fair value-based method
     for all awards, net of related tax effects                       --

   Pro forma net income                                            $1,466,785
                                                                    =========

   Income per share:
         Basic--as reported                                        $    .30
         Basic--pro forma                                          $    .30
         Diluted--as reported                                      $    .30
         Diluted--pro forma                                        $    .30



     4. Marketable Securities
                                                                     Unrealized
     June 30, 2006                       Cost       Fair Value      Gain/(Loss)
     ------------------                ----------    ----------      -----------
     Available for Sale:
       U.S. Treasury and agencies      $1,747 433    $1,735,247     $   (12,186)
       Corporate debt securities          599,688       597,921          (1,767)
       Fixed income mutual funds        4,120,106     3,904,795        (215,311)
       Equity and other mutual funds      227,785       223,210          (4,575)
                                       ----------     -----------    -----------
                                       $6,695,012     6,461,173        (233,839)
                                       ==========     ===========    ===========

                                                                     Unrealized
    December 31, 2005                     Cost        Fair Value     Gain/(Loss)
    ------------------                 ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $2,046,900     $2,028,984     $  (17,916)
       Corporate debt securities          900,595        892,110         (8,485)
       Fixed income mutual funds        4,028,072      3,928,513        (99,559)
       Equity and other mutual funds      225,793        217,190         (8,603)
                                       ----------     -----------    -----------
                                       $7,201,360     $7,066,797     $ (134,563)
                                       ==========     ===========    ===========
     5. Inventories - Net

     Inventories consist of the following:         June 30,     December 31,
                                                    2006            2005
                                                ----------      ----------
     Raw materials and work in process          $  335,835      $  376,308
     Finished products and fine chemicals        1,179,028         655,255
                                                ----------      ----------
                                                $1,514,863      $1,031,563
                                                ==========      ==========

     At June 30, 2006 and December 31, 2005, the Company has reserved $89,000 and $108,000 respectively for slow moving and obsolete inventory.

     6. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $551,122 and $585,674 for the six months ended June 30, 2006 and 2005, respectively. There were no payments for interest during these periods.

     Dividends paid were $1,235,535 and $1,233,135 for the six months ended June 30, 2006 and 2005, respectively.

     7. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                      Six months ended June 30,          Three months ended June 30,
                                                         2006            2005                2006            2005
                                                        ------          ------              ------          ------
Net income                                           $1,272,381      $1,466,785          $  650,396      $  611,068
                                                     ----------      ----------          ----------      ----------
Other comprehensive income (loss):
   Unrealized (loss) gain on marketable
     securities during period ......................    (99,078)        (43,880)            (62,351)         55,313
   Less: reclassification adjustment for net
     losses included in net income .................        374         116,855                 374            -
                                                     ----------      ----------          ----------      ----------
   Other comprehensive (loss) income before tax ....    (98,704)         72,975             (61,977)         55,313


(table continued from previous page)                   Six months ended June 30,          Three months ended June 30,
                                                         2006            2005                2006            2005
                                                        ------          ------              ------          ------
Income tax expense (benefit) related to other
   comprehensive income ............................    (37,800)         27,200             (24,000)         20,600
                                                     ----------      ----------          ----------      ----------
Other comprehensive (loss) income, net of tax.......    (60,904)         45,775             (37,977)         34,713
                                                     ----------      ----------          ----------      ----------
Comprehensive income net of tax .................... $1,211,477      $1,512,560          $  612,419      $  645,781
                                                     ==========      ==========          ==========      ==========

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         8. Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended June 30, 2006 and 2005.

                                                      Six months ended              Three months ended
                                                         June 30,                        June 30,
                                                    2006           2005             2006           2005
                                                   ------         ------           ------         ------
Numerator:
   Net income                                   $1,272,381     $1,466,785       $  650,396     $  611,068
                                                   =======      =========          =======      =========
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                       4,941,167      4,932,761        4,942,139      4,932,981

Effect of dilutive securities:
   Employee stock options                            3,433          7,478            2,737          7,223
                                                 ---------      ---------        ---------      ---------

Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions               4,944,600      4,940,239        4,944,876      4,940,204
                                                 =========      =========        =========      =========
Basic and diluted earnings per share            $     0.26     $     0.30       $     0.13     $     0.12
                                                 =========      =========        =========      =========

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2005. Segment earnings or losses are based on earnings or losses from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the six and three months ended June 30, 2006 and 2005.

                                                                    Six months ended June 30,
                                                     2006                                            2005
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 5,384,005    $   537,807    $ 5,921,812       $ 6,054,390    $   593,182    $ 6,647,572
Depreciation and amortization           42,247           -            42,247            44,750           -            44,750
Segment income before income
  taxes                              1,784,295         46,064      1,830,359         2,327,899         31,953      2,359,852

Segment assets                       3,022,098        540,685      3,562,783         2,648,972        354,204      3,003,176

Capital expenditure                     18,803           -            18,803            27,916            -           27,916

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 1,830,359                                     $ 2,359,852
Other income, net                                                    194,526                                          47,012
Corporate headquarters expense                                       (76,804)                                        (79,179)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 1,948,081                                     $ 2,327,685
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,562,783                                     $ 3,003,176
Corporate headquarters                                            10,561,413                                      11,000,140
                                                                  ----------                                      ----------
      Total consolidated assets                                  $14,124,196                                     $14,003,316
                                                                  ==========                                      ==========

                                                                  Three months ended June 30,
                                                     2006                                            2005
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,802,971    $   254,044    $ 3,057,015       $ 2,486,642    $   280,813    $ 2,767,455
Depreciation and amortization           20,079           -            20,079            23,415           -            23,415
Segment income before income
  taxes                                897,102         23,730        920,832           857,842         19,679        877,521


(table continued from previous page)

Reconciliation to Consolidated Amounts

                                                                  Three months ended June 30,
                                                     2006                                            2005
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------


Income before income taxes
----------------------------
Total earnings for reportable segments                           $   920,832                                     $   877,521
Other income, net                                                    114,103                                          94,952
Corporate headquarters expense                                       (38,339)                                        (39,505)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $   996,596                                     $   932,968
                                                                  ==========                                      ==========
Other Significant items
-----------------------

                                                                     Six months ended June 30,
                                                     2006                                           2005
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Capital expenditures                 $ 18,803       $  8,102        $ 26,905          $ 27,916       $ 57,593        $ 85,509
Depreciation and amortization          42,247         52,265          94,512            44,750         55,774         100,524

Geographic Information
----------------------

                                                       2006                                2005
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,413,974   $      880,873        $ 3,391,534   $      982,656
France                                         732,393                             781,473
Other countries                              2,775,445                           2,474,565
                                           -----------    -------------        -----------    -------------
                                           $ 5,921,812   $      880,873        $ 6,647,572   $      982,656
                                           ===========    =============        ===========    =============

(table continued from previous page)

                                                       2006                                2005
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------

Major Customers
---------------
Customer A (Guardian)**                    $ 2,085,254                         $ 2,313,604
Customer B (Guardian)**                        607 277                             665,793
All other customers                          3,229,281                           3,668,175
                                           -----------                         -----------
                                           $ 5,921,812                         $ 6,647,572
                                           ===========                         ===========

     ** At June 30, 2006 Customers A and B had balances approximating 36% and 25% of net accounts receivable, respectively. At June 30, 2005 Customers A and B had balances approximating 49% and 15% of net accounts receivable, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its results of operations and financial position.

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

     Eastern distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents. Eastern's products are marketed through advertising in trade publications and direct mailings. Since the Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, the Company has reduced Eastern's inventory levels in order to make it more marketable in the event the

     Company decides to sell it at some future date. This has resulted in some reduction in sales as compared with previous years. Sales of this division have also declined as a result of increased competition from new and existing competitors.

     Guardian's pharmaceutical products are distributed primarily in the United States. It's personal care products are marketed worldwide primarily by its marketing partners, the largest of which is International Specialty Products ("ISP"). Approximately half of Guardian's personal care products will be sold to foreign customers, either directly of through its marketing partners.

     The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2005, and a comparison of the results of operations for the six and three months ended June 30, 2006 and June 30, 2005. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS

     Gross revenue from operations
     -----------------------------

     For the six-month period ended June 30, 2006 net sales decreased $725,760 (10.9%) versus the comparable period in 2005. Guardian had a sales decrease of $670,385 (11.1%) and Eastern had a sales decrease of $55,375 (9.3%).

     For the three-month period ended June 30, 2006, net sales increased $289,560 (10.5%) versus the comparable period in 2005. Guardian had a sales increase of $316,329 (12.7%) and Eastern had a sales decrease of $26,769 (9.5%).

     The decline in Guardian's sales for the six-month period ended June 30, 2006 versus the comparable period in 2005 was due to lower sales in the first quarter that were partially offset by higher sales in the second quarter. The lower first quarter sales were due primarily to a price increase for the company's pharmaceutical products that went into effect on March 1, 2005, the anticipation of which resulted in an unusually high volume of sales of the company's pharmaceutical products in the first quarter of 2005. That situation was not repeated in the first quarter of 2006, resulting in more typical sales levels for the pharmaceutical products. In addition, the first quarter of 2005 experienced an unusual number of shipments of orders that customers had requested not be shipped out at the very end of 2004. That situation did not recur this year. The increase in Guardian's sales in the second quarter of 2006 was due mainly to an increase in sales of the company's pharmaceutical products compared with the same period in 2005.

     The  decrease  in  Eastern's   sales  is  believed  to  be  due  to  normal
fluctuations in the purchasing patterns of its customers.

     Cost of sales
     -------------

     Cost of sales as a percentage of sales increased to 47.2% for the six months ended June 30, 2006 from 45.8% for the comparable period ended June 30, 2005. For the three months ended June 30, 2006 compared with the three months ended June 30, 2005, cost of sales as a percentage of sales increased from 46.0% to 47.1%. These increases were due to increases in standard overhead rates for

Guardian that resulted primarily from increases in insurance and payroll and payroll-related costs.

     Operating Expenses
     ------------------

     Operating expenses increased $49,119 (3.7%) for the six months ended June 30, 2006 compared with the comparable period in 2005. This increase was mainly attributable to the net effect of increases in payroll and payroll-related expenses and the reduction of the Company's bad debt reserve. For the three-month period ended June 30, 2006, operating expenses increased $76,688 (11.7%) when compared with the comparable period ended June 30, 2005. This increase was due mainly to increases in payroll and payroll related expenses.

     Other Income
     ------------

     Other Income increased to $194,526 from $47,012 for the six month period ended June 30, 2006 and June 30, 2005, respectively, an increase of $147,514 (313.8%). This increase was mainly attributable to the net effect of an increase in investment income of $33,811 in 2006 and substantially lower losses on the sale of marketable securities in 2005. In 2005 the sale of a portfolio of securities, primarily bonds, the bulk of which had been managed for the Company by a financial institution, resulted in a realized loss of approximately $116,000, of which approximately $107,000 had previously been recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the above loss was due to the sale of the bond portfolio managed by a financial institution, which, over the 18 months the company held it, had realized interest income net of broker fees of approximately $154,000. The sale of bonds in the second quarter of 2006 resulted in a loss of $349. Investment income is recorded net of brokerage fees.

     For the three months ended June 30, 2006 Other Income increased $19,151 (20.2%) which was mainly attributable to higher investment income due to an increase in interest rates.

     Provision for income taxes
     --------------------------

     The provision for income taxes decreased $185,200 (21.5%) for the six months ended June 30, 2006 when compared with the comparable period in 2005.
This decrease was due to (a) decreased earnings before taxes of $379,604 in 2006, and (b) the adding back of the approximately $116,000 in capital loss from the sale of the bond portfolio in 2005, which loss will be available to offset any realized capital gains in 2005 and any excess may be carried forward for five years following the year of the loss.

     The provision for income taxes increased $24,300 (7.5%) for the three months ended June 30, 2006 which is mainly due to an increase in earnings before taxes of $63,628.

     The company had effective income tax rates of 34.7% and 37.0% for the six months ended June 30, 2006 and June 30,2005, respectively, and 34.7% and 34.5% for the three months ended June 30, 2006 and June 30, 2005 respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from capital loss carryforwards, state taxes net of federal benefits, and other differences.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $12,281,645 at December 31, 2005 to $12,299,484 at June 30, 2006. The current ratio increased from 8.3 to 1 at December 31, 2005 to 16.5 to 1 at June 30, 2006. The increase in current ratio was primarily due to the net effect of a decrease in dividends payable offset by increases in inventories, and decreases in cash and investments.

     The Company has no commitments for any further significant capital expenditures during the remainder of 2006, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

     The Company generated cash from operations of $1,065,011 and $1,828,630 for the six months ended June 30, 2006 and June 30, 2005, respectively. The decrease was primarily due to the decreases in net income from operations, losses on sale of investments, and the net effect of increases in inventory and prepaid expenses.

     During the six-month period ended June 30, 2006, $176,447 was provided by investment activities, as compared with the six-month period ended June 30, 2005, when $1,258,442 was used in investing activities. The change is mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities during the six months ending June 30, 2005.

     Cash used in financing activities was $2,307,886 and $2,114,947 for the six months ended June 30, 2006 and June 30, 2005, respectively. The increase was due primarily to an increase in dividends paid during the six months ended June 30, 2006.

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

     b. Reports on Form 8-K

     There were two reports on Form 8-K filed during the fiscal quarter ended June 30, 2006. One was filed on May 10, 2006 and related to the issuance of an earnings release by the Company on May 8, 2006. The second was filed on May 19, 2006, and related to the declaration of a special dividend by the Company's Board of Directors on May 18, 2006.


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

Date:  August 10, 2006