Form 10QSB
period 2006-09-30
UNITED GUARDIAN INC
filed 2006-11-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

              For the quarterly period ended   September 30, 2006
                                               ------------------

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


                230 Marcus Boulevard, Hauppauge, New York 11788
-------------------------------------------------------------------------
                    (Address of principal executive offices)


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

     Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                                                Yes [ ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        4,942,139 shares of common stock,
                           par value $.10 per share,
                               as November 1, 2006

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income - Nine and Three
                Months Ended September 30, 2006 and 2005 (unaudited)....     2

              Consolidated Balance Sheets -
                September 30, 2006 (unaudited) and December 31, 2005....   3-4

              Consolidated Statements of Cash Flows - Nine Months
                ended September 30, 2006 and 2005 (unaudited)...........     5

              Consolidated Notes to (unaudited) Financial Statements....  6-13

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 13-17

   Item 3 - Controls and Procedures.....................................    18

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings...........................................    18

   Item 2 - Changes in Securities and Use of Proceeds...................    18

   Item 3 - Defaults Upon Senior Securities.............................    18

   Item 4 - Submission of Matters to a Vote of Security Holders.........    18

   Item 5 - Other Information...........................................    18

   Item 6 - Exhibits and Reports On Form 8-K............................    18

Signatures..............................................................    19

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                      NINE MONTHS ENDED               THREE MONTHS ENDED
                                                        SEPTEMBER 30,                    SEPTEMBER 30,
                                                      2006         2005                2006         2005
                                                     ------        ------             ------        ------
Revenue:
  Net sales                                       $ 8,942,178    $9,697,066        $ 3,020,366   $ 3,049,494
                                                   ----------    ----------         ----------    ----------
Costs and expenses:
  Cost of sales                                     4,235,851     4,408,053          1,442,052     1,366,493
  Operating expenses                                1,966,602     1,885,612            592,144       560,273
                                                   ----------    ----------         ----------    ----------
                                                    6,202,453     6,293,665          2,034,196     1,926,766
                                                   ----------    ----------         ----------    ----------
      Income from operations                        2,739,725     3,403,401            986,170     1,122,728


Other income (expense):
  Investment income                                   303,718       235,466            108,616        74,175
  Loss on sale of marketable securities                (1,134)     (113,888)              (785)          343
  Other                                                (1,060)         (178)              (833)         (130)
                                                    ---------    ----------          ---------    ----------
      Income before income taxes                    3,041,249     3,524,801          1,093,168     1,197,116

Provision for income taxes                          1,058,000     1,282,300            382,300       421,400
                                                    ---------     ---------          ---------     ---------
      Net income                                  $ 1,983,249   $ 2,242,501        $   710,868   $   775,716
                                                     ========     =========           ========     =========
Earnings per common share
   (basic and diluted)                            $       .40   $       .45        $       .14   $       .16
                                                    =========     =========          =========     =========
Weighted average shares - basic                     4,941,494     4,934,528          4,942,139     4,937,356
                                                    =========     =========          =========     =========
Weighted average shares - diluted                   4,944,637     4,941,266          4,944,704     4,942,614
                                                    =========     =========          =========     =========










                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                            SEPTEMBER 30,       DECEMBER 31,
                                                2006               2005
                                            ------------       -------------
              ASSETS                         (UNAUDITED)         (AUDITED)
Current assets:
     Cash and cash equivalents           $   2,264,167      $    3,425,593
     Temporary investments                     764,550             699,363
     Marketable securities                   6,631,398           7,066,797
     Accounts receivable, net of
       allowance for doubtful accounts
       of $36,288 and $47,500 at
       September 30, 2006 and December 31,
       2005, respectively                    1,540,320           1,083,992
     Inventories (net)                       2,007,113           1,031,563
     Prepaid expenses and other
        current assets                         365,480             440,380
     Deferred income taxes                     218,901             217,389
                                           -----------         -----------
              Total current assets          13,791,929          13,965,077
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,108,142           3,068,050
     Building and improvements               2,161,175           2,133,422
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,471,849           5,404,004
       Less: Accumulated depreciation        4,599,873           4,455,524
                                           -----------         -----------
                                               871,976             948,480
                                           -----------         -----------

Other assets                                   148,430             108,680
                                           -----------         -----------
                                        $   14,812,335      $   15,022,237
                                           ===========         ===========

















                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                           September 30,       DECEMBER 31,
                                               2006                2005
                                          ---------------      ------------
                                            (UNAUDITED)         (AUDITED)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Dividends payable                       $     -             $1,086,391
   Accounts payable                           242,992             148,051
   Accrued expenses                           394,055             448,990
   Taxes Payable                               62,303                -
                                            ---------           ---------
         Total current liabilities            699,350           1,683,432
                                            ---------           ---------
 Deferred income taxes                         59,817              59,817
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      5,004,339 and 5,000,339 shares
      issued, respectively, and
      4,942,139 and 4,938,139
      shares outstanding, respectively        500,434             500,034
   Capital in excess of par value           3,792,478           3,778,838
   Accumulated other comprehensive loss       (71,939)            (84,365)
   Retained earnings                       10,191,825           9,444,111
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        14,053,168          13,278,988
                                            ---------           ---------
                                         $ 14,812,335        $ 15,022,237
                                           ==========          ==========




















                 See notes to consolidated financial statements

                                  UNITED-GUARDIAN, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                              ------------
                                                         2006             2005
                                                       -------          -------
Cash flows provided by operating activities:

  Net income                                       $ 1,983,249      $ 2,242,501
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                    144,349          149,269
      Net realized loss on sale of
         marketable securities                           1,134          116,512
      Provision for doubtful accounts                  (11,212)         (11,029)
      Reduction of inventory obsolescence reserve       19,000             -
      Increase (decrease) in cash resulting from
        changes in operating assets and liabilities:
         Accounts receivable                          (445,116)        (617,022)
         Inventories                                  (994,550)         425,882
         Prepaid expenses and other current
           and non-current assets                       26,438           74,933
         Accounts payable                               94,941           35,094
         Accrued expenses and taxes payable              7,368          (32,241)
                                                    ----------       ----------
      Net cash provided by operating activities        825,601        2,383,899
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment        (67,845)        (108,878)
   Net change in temporary investments                 (65,187)        (296,694)
   Purchase of marketable securities                (1,646,827)      (4,683,147)
   Proceeds from sale of marketable securities       2,100,718        4,116,413
                                                    ----------       ----------
      Net cash provided by (used in) investing
         activities                                    320,859         (972,306)
                                                    ----------       ----------
Cash flows from financing activities:

   Proceeds from exercise of stock options              14,040           19,905
   Dividends paid                                   (2,321,926)      (2,120,812)
                                                    ----------       ----------
     Net cash used in financing activities          (2,307,886)      (2,100,907)
                                                    ----------       ----------

Net decrease in cash and cash equivalents           (1,161,426)        (689,314)

Cash and cash equivalents at beginning of period     3,425,593        3,735,945
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 2,264,167      $ 3,046,631
                                                    ==========       ==========




                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the registrant (also referred to hereinafter as the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006 and the results of operations for the nine and three months ended September 30, 2006 and 2005. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report to Shareholders for the year ended December 31, 2005.

     2. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At September 30, 2006, the Company had two stock-based employee compensation plans, which are more fully described in the Company's Annual Report on Form 10-KSB for the year ended 2005. As permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-based Compensation ("FAS 123"), through December 31, 2005, the Company elected to follow the guidance of APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and Financial Accounting Standards Board
Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25 ("FIN 44"), in accounting for the Company's stock-based employee compensation arrangements. Accordingly, no compensation cost was recognized for any of the Company's stock options granted to employees when the exercise price of each option equaled or exceeded the fair value of the underlying common stock as of the grant date for each stock option. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of FAS 123.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("FAS 123R"), which replaced FAS 123 and supersedes APB 25 and FIN 44. FAS 123R requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements. The pro forma disclosures previously permitted under FAS 123 are no longer an alternative to financial statement recognition. The Company adopted the provisions of FAS 123R on January 1, 2006 using the modified prospective application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after December 31, 2005 are valued at fair value in accordance with provisions of FAS 123R and recognized on a straight line basis over the service periods of each award. The estimated forfeiture rates utilized for the nine months ended September 30, 2006 were based on the Company's historical experience. Upon adoption of FAS 123R the Company elected to continue using the Black-Scholes option pricing model.

     At September 30, 2006 the Company had 4,300 share-based awards that were outstanding and exercisable, with a weighted average exercise price of $3.29, an aggregate intrinsic value of $25,833, and a weighted average remaining term of
5.08 years. All of those options were fully vested as of December 31, 2005. The Company did not grant any options during the nine months ended September 30, 2006 and 2005.

     As of September 30, 2006 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

     The Company did not record any compensation expense during the nine months ended September 30, 2006 under the provisions of FAS 123R.

     Cash  received  from  option   exercise  under  all   share-based   payment
arrangements for the nine months ended September 30, 2006, was $14,040.

     The following table illustrates the effect on net income and income per share for the nine months ended September 30, 2005 if the Company had applied the fair value recognition provisions of FAS 123 since the original effective date of FAS 123 to stock-based employee compensation for options granted under the Company's arrangements as well as to the arrangement of the Company's subsidiaries:

                                                               Nine Months Ended
                                                              September 30, 2005
                                                               -----------------

 Net income as reported                                            $2,242,501

 Add back (deduct): Total stock-based employee
     compensation expense determined under APB 25 for
     all awards, net of related tax effects                           --

  Deduct: Total stock-based employee compensation
     expense determined under fair value-based method
     for all awards, net of related tax effects                       --

   Pro forma net income                                            $2,242,501
                                                                    =========

   Income per share:
         Basic--as reported                                        $    .45
         Basic--pro forma                                          $    .45
         Diluted--as reported                                      $    .45
         Diluted--pro forma                                        $    .45



     4. Marketable Securities

                                                                     Unrealized
    September 30, 2006                    Cost        Fair Value     Gain/(Loss)
    ------------------                 ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $2,347,646    $2,349,453     $     1,807
       Fixed income mutual funds        4,170,048     4,046,177        (123,871)
       Equity and other mutual funds      228,643       235,768           7,125
                                       ----------     -----------    -----------
                                       $6,746,337     6,631,398        (114,939)
                                       ==========     ===========    ===========

                                                                     Unrealized
    December 31, 2005                     Cost        Fair Value     Gain/(Loss)
    -----------------                  ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $2,046,900     $2,028,984     $  (17,916)
       Corporate debt securities          900,595        892,110         (8,485)
       Fixed income mutual funds        4,028,072      3,928,513        (99,559)
       Equity and other mutual funds      225,793        217,190         (8,603)
                                       ----------     -----------    -----------
                                       $7,201,360     $7,066,797     $ (134,563)
                                       ==========     ===========    ===========
     5. Inventories - Net

     Inventories consist of the following:     September 30,    December 31,
                                                    2006            2005
                                                ----------      ----------
     Raw materials and work in process          $  338,140      $  376,308
     Finished products and fine chemicals        1,668,973         655,255
                                                ----------      ----------
                                                $2,007,113      $1,031,563
                                                ==========      ==========

     One of the Company's pharmaceutical products, Renacidin Irrigation, is currently manufactured for the Company by Hospira, Inc., formerly a division of Abbott Laboratories, in Rocky Mount, North Carolina. Hospira is changing the manufacturing facility for Renacidin Irrigation to Clayton, North Carolina, and as a result the Company is in the process of obtaining F.D.A. approval to change to the new facility. Since approval is not expected until the end of 2007, the Company brought in sufficient inventory to last until the new facility is approved. This has resulted in an increase of approximately $1 million in the Company's finished goods inventory as compared with December 2005. The Company expects all of that inventory to be sold prior to its expiration date.

     At September 30, 2006 and December 31, 2005, the Company has reserved $89,000 and $108,000, respectively, for slow moving and obsolete inventory.

     6. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $837,442 and $983,553 for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006 the Company paid $798 in interest. No payments were made for interest in 2005.

     The Company paid dividends of $2,321,926 and $2,120,812 for the nine months ended September 30, 2006 and 2005, respectively.

     7. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                    Nine months ended September 30,   Three months ended September 30,
                                                         2006            2005                2006            2005
                                                        ------          ------              ------          ------
Net income                                           $1,983,249      $2,242,501          $  710,868      $  775,716
                                                     ----------      ----------          ----------      ----------
Other comprehensive income (loss):
   Unrealized gain (loss) on marketable
     securities during period ......................     18,468         (82,306)            117,546         (38,426)
   Less: reclassification adjustment for net
     losses (gain) included in net income ..........      1,158         116,512                 784            (343)
                                                     ----------      ----------          ----------      ----------
   Other comprehensive income (loss) before tax ....     19,626          34,206             118,330         (38,769)

Income tax expense (benefit) related to other
   comprehensive income ............................      7,200          12,800              45,000         (14,400)
                                                     ----------      ----------          ----------      ----------
Other comprehensive income (loss), net of tax.......     12,426          21,406              73,330         (24,369)
                                                     ----------      ----------          ----------      ----------
Comprehensive income net of tax .................... $1,995,675      $2,263,907          $  784,198      $  751,347
                                                     ==========      ==========          ==========      ==========

     Accumulated other comprehensive income (loss) is comprised of unrealized gains and losses on marketable securities, net of the related tax effect.

         8. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended September 30, 2006 and 2005.

                                                     Nine months ended              Three months ended
                                                       September 30,                   September 30,
                                                    2006           2005             2006           2005
                                                   ------         ------           ------         ------
Numerator:
   Net income                                   $1,983,249     $2,242,501       $  710,868     $  775,716
                                                   =======      =========          =======      =========
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                       4,941,494      4,934,528        4,942,139      4,937,356

Effect of dilutive securities:
   Employee stock options                            3,143          6,738            2,565          5,258
                                                 ---------      ---------        ---------      ---------
Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions               4,944,637      4,941,266        4,944,704      4,942,614
                                                 =========      =========        =========      =========
Basic and diluted earnings per share            $     0.40     $     0.45       $     0.14     $     0.16
                                                 =========      =========        =========      =========

                                        9

     9.  The  Company  has  two  reportable  business  segments:   the  Guardian
Laboratories Division ("Guardian"), which develops and manufactures cosmetic ingredients, personal and health care products, pharmaceuticals and specialty industrial products; and Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Company, which distributes a line of fine chemicals, test solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2005. Segment earnings or losses are based on earnings or losses from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the nine and three months ended September 30, 2006 and 2005.

                                                                Nine months ended September 30,
                                                     2006                                            2005
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 8,139,067    $   803,111    $ 8,942,178       $ 8,847,905    $   849,161    $ 9,697,066
Depreciation and amortization           64,906           -            64,906            65,187           -            65,187
Segment income before income
  taxes                              2,794,693         68,593      2,863,286         3,459,359         70,445      3,529,804

Segment assets                       3,477,887        377,716      3,855,603         2,893,000        378,643      3,271,643

Capital expenditure                     38,973           -            38,973            32,825            -           32,825

Reconciliation to Consolidated Amounts

Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 2,863,286                                     $ 3,529,804
Other income, net                                                    301,524                                         121,400
Corporate headquarters expense                                      (123,561)                                       (126,403)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 3,041,249                                     $ 3,524,801
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,855,603                                     $ 3,271,643
Corporate headquarters                                            10,956,732                                      11,315,585
                                                                  ----------                                      ----------
      Total consolidated assets                                  $14,812,335                                     $14,587,228
                                                                  ==========                                      ==========

                                                                  Three months ended September 30,
                                                     2006                                            2005
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 2,755,062    $   265,304    $ 3,020,366       $ 2,793,515    $   255,979    $ 3,049,494
Depreciation and amortization           22,659           -            22,659            20,437           -            23,437
Segment income before income
  taxes                              1,010,398         22,529      1,032,927         1,131,460         38,492      1,169,952
Capital Expenditure                     20,170              0         20,170             4,909              0          4,909


Reconciliation to Consolidated Amounts

                                                                  Three months ended September 30,
                                                     2006                                            2005
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Income before income taxes
----------------------------
Total earnings for reportable segments                           $ 1,032,927                                     $ 1,169,952
Other income, net                                                    106,998                                          74,388
Corporate headquarters expense                                       (46,757)                                        (47,224)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 1,093,168                                     $ 1,197,116
                                                                  ==========                                      ==========
Other Significant items
-----------------------
                                                                    Nine months ended September 30,
                                                     2006                                           2005
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Capital expenditures                 $ 38,973       $ 28,872        $ 67,845          $ 32,825       $ 76,053        $108,878
Depreciation and amortization          64,906         79,443         144,349            65,187         84,082         149,269

Geographic Information
----------------------
                                                       2006                                2005
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 4,225,334   $      871,976        $ 4,608,137   $      957,280
France                                       1,052,692                           1,182,796
Other countries                              3,664,152                           3,906,133
                                           -----------    -------------        -----------    -------------
                                           $ 8,942,178   $      871,976        $ 9,697,066   $      957,280
                                           ===========    =============        ===========    =============

                                                       2006                                2005
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------

Major Customers
---------------
Customer A (Guardian)**                    $ 3,071,648                         $ 3,721,307
Customer B (Guardian)**                        868,393                           1,022,408
All other customers                          5,002,137                           4,953,351
                                           -----------                         -----------
                                           $ 8,942,178                         $ 9,697,066
                                           ===========                         ===========

     ** At September 30, 2006 Customers A and B had balances approximating 33% and 11% of net accounts receivable, respectively. At September 30, 2005 Customers A and B had balances approximating 37% and 15% of net accounts receivable, respectively.

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

     In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year
Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that SAB 108 will have a material effect on our financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which for the Company will be the 2008 calendar (and fiscal) year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans." SFAS No. 158 requires the recognition of the funded status of a benefit plan in the balance sheet; the recognition in other comprehensive income of gains or losses and prior service costs or credits arising during the period but which are not included as components of periodic benefit cost; the measurement of defined benefit plan assets and obligations as of the balance sheet date; and disclosure of additional information about the effects on periodic benefit cost for the following fiscal year arising from delayed recognition in the current period. In addition, SFAS No. 158 amends SFAS No. 87, "Employers' Accounting for Pensions," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," to include guidance regarding selection of assumed discount rates for use in measuring the benefit obligation. SFAS No. 158 is effective for our year ending December 31, 2006. The Company is not currently able to quantify the effects of the adoption of SFAS No. 158 since actual amounts will depend on year-end calculations.

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

OVERVIEW

     The Company is a Delaware corporation that operates in two business segments. Guardian conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL(R) line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products, which are distributed primarily through drug wholesalers and surgical supply houses. There are also indirect sales to the Veteran's Administration and other government agencies, and to some hospitals and physicians.

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

     Guardian's pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide primarily by its marketing partners, the largest of which is International Specialty Products Inc. ("ISP"). Approximately one-half of Guardian's personal care products will be sold to foreign customers, either directly or through its marketing partners.

Critical Accounting Policies

     As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents and other intangible assets, and income taxes. Since December 31, 2005, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

     The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2005, and a comparison of the results of operations for the nine and three months ended September 30, 2006 and September 30, 2005. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2005.

RESULTS OF OPERATIONS

     Revenue
     -------

     For the nine-month period ended September 30, 2006 net sales decreased $754,888 (7.8%) versus the comparable period in 2005. Guardian had a sales decrease of $708,838 ( 8.0%) and Eastern had a sales decrease of $46,050 (5.4%).

     For the three-month period ended September 30, 2006, net sales decreased $29,128 (1.0%) versus the comparable period in 2005. Guardian had a sales decrease of $38,453 (1.4%) and Eastern had a sales increase of $9,325 (3.6%).

     The decline in Guardian's sales for the nine-month period ended September 30, 2006 compared to the same period in 2005 was due to a number of factors:

        (a) On March 1, 2005 the Company increased prices on its pharmaceutical products, which resulted in an unusually high volume of sales of those products in the first quarter of 2005 compared to the first quarter of 2006. This extra buying in the first quarter of 2005 continued to impact sales through the first nine months, with sales of the Company's pharmaceutical products for the first nine months of 2006 down 5% from the first nine months of 2005. It is anticipated that sales of these products for the full year in 2006 will be substantially the same as 2005.

        (b) In the first quarter of 2005 the Company experienced an unusual number of shipments of orders that some customers had requested not be shipped out at the very end of 2004. That situation did not recur in 2006.

        (c) Sales of the Company's personal care products to the Company's largest customer ("Customer A") and second largest customer ("Customer B") were down in the first 9 months of 2006 compared to the same period in 2005 by 17% and 15% respectively. However, sales to Customer A in October were almost double sales to that customer in October 2005, so the Company believes that much of the decrease in sales for the nine-month period was due to the timing of orders. This is supported by information provided to the Company by Customer A that showed that Customer A's sales of the Company's products to its own customers were actually up for the nine-month period. For this reason the Company does not believe that the reduced purchases from that customer are an indication or trend of any loss of customers or sales.

     The overall decrease of 1% in Guardian sales for the third quarter of 2006 was primarily due to a decrease in sales to the Company's two largest customers, which was almost entirely offset by higher sales to a number of its existing customers. The Company believes that this temporary decline in sales is primarily the result of the timing of inventory purchases versus sales, and does not indicate any real reduction in the sales level of Guardian products by its customers.

     The changes in Eastern sales for the three- and nine-month period ended September 30, 2006, is believed to be due to normal fluctuations in the purchasing patterns of its customers.

     Cost of Sales
     -------------

     Cost of Sales as a percentage of sales increased to 47.4% for the nine months ended September 30, 2006, from 45.5% for the comparable period in 2005. For the three months ended September 30, 2006 Cost of Sales as a percentage of sales increased to 47.7% as compared with 44.8% for the three months ended September 30, 2005. These increases were due to increases in standard overhead rates for Guardian that resulted primarily from increases in insurance and payroll and payroll-related costs.

     Operating Expenses
     ------------------

     Operating Expenses increased $80,990 (4.3%) for the nine months ended September 30, 2006 compared with the comparable period in 2005. This increase was mainly attributable to increases in payroll and payroll-related expenses partially offset by the reduction of the Company's bad debt reserve. For the three-month period ended September 30, 2006, Operating Expenses increased $31,871 (5.7%) when compared with the comparable period ended September 30, 2005. This increase was due mainly to increases in payroll and payroll related expenses.

     Other Income
     ------------

     Other Income increased to $301,524 from $121,400 for the nine month period ended September 30, 2006 and September 30, 2005, respectively, an increase of $180,124 (148.4%). This increase was mainly attributable to the net effect of an increase in investment income of $68,252 in 2006 and a decrease in losses on the sale of marketable securities of $112,754 in 2006. In 2005 the sale of a portfolio of securities, primarily bonds, the bulk of which had been managed for the Company by a financial institution, resulted in a realized loss of approximately $116,000, of which approximately $107,000 had previously been recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the above loss was due to the sale of the bond portfolio managed by a financial institution, which, over the 18 months the Company held it, had realized interest income net of broker fees of approximately $154,000. The sale of bonds in the second quarter of 2006 resulted in a loss of $349. Investment income is recorded net of brokerage fees.

     For the three months ended September 30, 2006, Other Income increased $32,610 (43.8%) which was mainly attributable to higher investment income due to an increase in interest rates.

     Provision for Income Taxes
     --------------------------

     The Provision for Income Taxes decreased $224,300 (17.5%) for the nine months ended September 30, 2006 when compared with the comparable period in 2005. This decrease was due to (a) decreased earnings before taxes of $483,552 in 2006, and (b) the reduction in taxable capital gains in 2006 by capital losses carried forward from when the Company recorded $116,000 in losses upon the sale of its bond portfolio in 2005.

     The Provision for Income Taxes decreased $39,100 (9.3%) for the three months ended September 30, 2006 which is mainly due to a decrease in earnings before taxes of $103,948.

     The Company had effective income tax rates of 34.8% and 36.4% for the nine months ended September 30, 2006 and September 30, 2005, respectively, and 35% and 35.2% for the three months ended September 30, 2006 and September 30, 2005 respectively. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from capital loss carryforwards, state taxes net of federal benefits, and other differences.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased from $12,281,645 at December 31, 2005 to $13,092,579 at September 30, 2006. The current ratio increased from 8.3 to 1 at December 31, 2005 to 19.7 to 1 at September 30, 2006. The increase in current ratio was primarily due to the net effect of a decrease in dividends payable and increases in inventories, partially offset by decreases in cash and investments. The increase in inventory was due primarily to the Company bringing in additional inventory of Renacidin Irrigation while it is awaiting F.D.A. approval to change the manufacturing site for the product, which is expected to take about a year. The Company believes that all of the additional inventory will be sold prior to its expiration date.

     The Company has no commitments for any further significant capital expenditures during the remainder of 2006, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

     The Company generated cash from operations of $825,601 and $2,383,899 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The decrease was primarily due to decreases in net income from operations and increases in inventory.

     During the nine month period ended September 30, 2006, $320,859 was provided by investment activities, as compared with the nine month period ended September 30, 2005, when $972,306 was used in investing activities. The change is mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities during the nine months ending September 30, 2005 and an increase in investments due to reinvested income from mutual funds and temporary investments in the nine months ending September 30, 2006.

     Cash used in financing activities was $2,307,886 and $2,100,907 for the nine months ended September 30, 2006 and September 30, 2005, respectively. The increase was due primarily to an increase in dividends paid during the nine months ended September 30, 2006.

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

     b. Reports on Form 8-K

     There was one report on Form 8-K filed during the fiscal quarter ended September 30, 2006. It was filed on August 10, 2006 and related to the issuance of an earnings release by the Company on August 9, 2006.

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

Date:  November 5, 2006