Form 10KSB
period 2006-12-31
UNITED GUARDIAN INC
filed 2007-03-28
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 1O-KSB

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
      ACT OF  1934

For the fiscal year ended December 31, 2006.

                                       OR

[ ]   TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________


                         Commission file number 1-10526


                              UNITED-GUARDIAN, INC.
                  --------------------------------------------
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


Title of each class:  Common Stock, $.10 par value


Name of each exchange on which registered:  American Stock Exchange


     Check  whether  the issuer is not  required  to file  reports  pursuant  to
Section 13 or 15(d) of the Exchange Act. [ ]

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or l5(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

                             Cover Page 1 of 2 Pages

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
                                                                Yes [ ]  No [X]

     The registrant's revenues for the fiscal year ended December 31, 2006 were $12,195,672.

     On March 1, 2007 the aggregate market value of the Registrant's Common Stock (based upon the closing sales price of such shares on the American Stock Exchange as reported in The Wall Street Journal) held by non-affiliates of the Registrant was approximately $21,012,600 (Aggregate market value has been estimated solely for the purposes of this report. For the purpose of this report it has been assumed that all officers and Directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant. The statements made herein shall not be construed as an admission for determining the affiliate status of any person.)

     As of March 1, 2007 the registrant had issued 5,004,739 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,942,539 shares were outstanding and 62,200 shares were held as Treasury stock.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Part III (portions of Item 9, as well as Items 10, 11, and 12) is incorporated by reference to the registrant's definitive proxy statement for the 2007 annual meeting of stockholders ("2007 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is to be filed with the Securities and Exchange Commission no later than 120 days after registrant's fiscal year end.

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [X]






















                             Cover Page 2 of 2 Pages

     This annual report on Form 10-KSB contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such "safe harbor" provisions and is including this statement for that express purpose. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Registrant's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand Registrant's operations, and other factors described in this report and in prior filings with the United States Securities and Exchange Commission ("S.E.C.") Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of Registrant, Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

                                     PART I

Item 1.  Description of Business

(a)    General Development of Business

     United-Guardian, Inc. ("United" or "Registrant") is a Delaware corporation that, through its Guardian Laboratories Division ("Guardian"), conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. United also distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents through its wholly-owned subsidiary, Eastern Chemical Corporation ("Eastern"). Unless otherwise specified or indicated by the context, "Company" shall refer to United-Guardian, Inc. as well as its divisions and subsidiaries.

     United's predecessor, United International Research Corp. (which name was later changed to United International Research, Inc. ("UIR"), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, United's Chairman and Director of Research. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corp. ("GCC"), an affiliate of UIR, whereby GCC was merged into UIR and the name was changed to United-Guardian, Inc., a New York Corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly-formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile of United.

     The following is a description of the two business segments in which the Company operates:

     (1) Guardian conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The research and development department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company's products. Many of the products manufactured by Guardian, particularly its LUBRAJEL(R) line of products, are marketed worldwide through a network of distributors, and are currently used by many of the major multinational personal care products companies.

     Guardian presently has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL line of cosmetic ingredients, which accounted for approximately 70% of the Company's sales in 2006, and its RENACIDIN(R) IRRIGATION, a pharmaceutical product that accounted for approximately 17% of the Company's sales in 2006. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company.

     (2) Eastern is a distributor of fine organic chemicals, research chemicals, intermediates, reagents, indicators, dyes and stains. It has been in business for over 50 years, the last 35 or so as a subsidiary of the Company. It carries an extensive line of products which it sells throughout the United States as well as overseas. Eastern's products are primarily sold either to distributors for resale in smaller quantities or as intermediates and raw materials for further chemical processing. Sales quantities range from a few hundred grams to over a thousand kilos per shipment. Although Eastern carries out no chemical manufacturing, it does contract with several custom chemical manufacturers and also will package-to-order for those customers that require it.

     Paragon Organic Chemicals, Inc. ("Paragon") is a wholly-owned subsidiary of United that functions as a purchasing arm for Eastern. It has no assets or sales of its own.

(b)  Narrative Description of Business

     Guardian Laboratories Division

     Guardian conducts research, product development, manufacturing and marketing of many different cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products, all of which are developed by Guardian, and many of which have unique properties. The products manufactured by Guardian are sold to end users through the Company's marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Guardian's proprietary cosmetic ingredients are sold through marketing partners and distributors and are incorporated into products marketed by many of the major international cosmetic companies. Many of Guardian's products are marketed through collaborative agreements with larger companies. The pharmaceutical products are sold to end users primarily through drug wholesalers. These sales include indirect sales to the Veteran's Administration and other government agencies. There is also a small amount of direct sales to hospitals and pharmacies.

     During 2006, Guardian's sales accounted for approximately 92% of Company's total product sales.

     Guardian's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL and RENACIDIN, are registered as trademarks in the United States Patent and Trademark Office. In 2006 sales from these two product lines accounted for approximately 94% of Guardian's sales, and 87% of the Company's sales.

PRINCIPAL PRODUCTS:
------------------

     LUBRAJEL
     --------

        LUBRAJEL is a line of nondrying water-based moisturizing and lubricating gels that have applications in the cosmetic industry primarily as a moisturizer and as a base for other cosmetic products, and in the medical field primarily as a lubricant. In the cosmetic industry it is used primarily as a stable gel for application around the eyes and on the face and as an ingredient in skin creams and moisturizers, makeup, body lotions, hair preparations, salves, and ointments. As a medical lubricant it has been used on catheters, prelubricated enema tips, and thermometers. The most important product in the LUBRAJEL line in 2006 once again was LUBRAJEL CG, the original form of LUBRAJEL; the second largest revenue producer in the Lubrajel line was LUBRAJEL MS.

        LUBRAJEL RR and RC are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for this unique form of LUBRAJEL. In September 1994 the Company entered into a marketing agreement with Avail Medical (formerly Horizon Medical), a California company engaged in the development and manufacturing of products and services to the medical device and pharmaceutical industries. Avail has been actively marketing LUBRAJEL RC since January, 1996. LUBRAJEL RR, the original radiation resistant form of LUBRAJEL, is sold to medical device manufacturers primarily for use in lubricating urethral catheters.

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

        LUBRASIL(TM) and LUBRASIL DS are special types of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, while maintaining much of the clarity of regular LUBRAJEL. The products have a silky feel, and are water resistant while moisturizing the skin. (These sales are already included in the total Lubrajel sales figure mentioned previously). The newest products in the LUBRASIL line are the new LUBRASIL II products, which currently consist of LUBRASIL II DM and LUBRASIL II SB. Both products contain 20% silicone compared with 1% for the original LUBRASIL products.

        The Company believes that its ability to increase sales of its LUBRAJEL products will depend on (a) the ability of its marketing partners, especially ISP Technologies Inc. ("ISP"), its largest marketing partner, to continue to bring the product to the attention of new customers, and (b) the Company's success in bringing to market new forms of LUBRAJEL that will enable the product to be used in new applications. Guardian is continuing to develop new varieties of LUBRAJEL for this purpose. In 2004 Guardian introduced a new LUBRAJEL under the name "LUBRAJEL II XD", and at the end of 2004 it introduced an extensive new line of LUBRAJEL products using a different preservative system, which the Company believes will attract new customers and retain existing customers that might require a different preservative system. In 2006 Guardian developed the two new LUBRASIL II products mentioned above, which have enhanced feel and additional lubricating and/or moisturizing properties. The LUBRASIL II DM was completed and was sampled to the Company's marketing partners in the third quarter of 2006, and the LUBRASIL II SB was completed in 2006 and is expected to be introduced into the market in the second quarter of 2007.

     The Company believes that there is still significant potential to expand the sales of its LUBRAJEL line of products through both product modifications and by geographic expansion, especially in developing markets such as mainland China, India, and eastern Europe. In furtherance of that goal, in December, 2006 it entered into an agreement with a marketing consultant, who will be working with the Company to expand the Company's product line into areas not currently being serviced by the Company's existing distribution arrangements. That consultant will initially be concentrating on expanding the medical uses for the Guardian's products, which has been a growing area in recent years.

     The Company believes that any potential sales increases in the LUBRAJEL line of products may be offset by sales of competitive products. Despite this competition, the Company believes that it will still be able to expand the market for its LUBRAJEL product line. The Company believes that LUBRAJEL'S reputation for quality and customer service, as well as future additions to the LUBRAJEL line, will enable it to continue to compete effectively in the marketplace.

     PHARMACEUTICAL PRODUCTS
     -----------------------

        RENACIDIN is a urological prescription drug, approved in the U.S. only, which is used primarily to prevent the formation of and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready-to-use sterile solution under the name "RENACIDIN IRRIGATION". RENACIDIN IRRIGATION is also approved for use in dissolving certain types of kidney stones. In October, 1990, the United States Patent Office issued to the Company patent #4,962,208, which expires in October, 2007, covering the method of manufacturing RENACIDIN IRRIGATION. The Company does not expect the expiration of this patent to affect its sales of RENACIDIN IRRIGATION because the brand name, RENACIDIN, has a long history of use and has become synonymous with this product category.

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

     OTHER PRODUCTS:
     --------------

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

        ORCHID COMPLEX(TM) is a successor product to Guardian's previous Oil of Orchids product and is a base for skin creams, lotions, cleansers, and other cosmetics. This product is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability and light emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its light emolliency lends use in shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil-soluble.

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

        RAZORIDE(TM) is a clear, hypo-allergenic, non-foaming, water-based shaving product that is surfactant- and soap-free and has excellent lubricity and moisturizing properties.

        DESELEX(R) is a replacement for phosphates in detergents.

        HYDRAJEL PL and HYDRAJEL VM are personal lubricants and moisturizers developed specifically for the feminine personal care market.

     Of these "Other Products", Klensoft comprised under 5% of the Company's sales in FY-2006, and the rest of the products combined made up approximately 3% of the Company's sales in 2006.

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

     Prior to initiating research and development work on a product, market research is done to determine the marketability of the product, including the potential market size and most effective method of marketing the product. Ater that the research and development department will determine whether the product can be successfully developed, including (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf-life of the product and suitable storage and transportation conditions for the product; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions.

     If that initial development work is successful, further development work to bring the product to market will continue, including some or all of the following: (a) clinical studies needed to determine safety and effectiveness of drug or medical device products; (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications; (c) scaling up from laboratory production batches to pilot batches to full scale production batches.

     While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Company believes that a number of its development projects, including those discussed below, may have commercial potential if the Company's development efforts are successful.

     Guardian's major research focus is the development of new and unique personal care ingredients. The following are some of the projects that Guardian is either working on intends to work on in the near future:

     LUBRAJEL II: This product line is being developed to recapture some of the market share that the Company has lost over the years to some of its competitors and to enhance the properties of the existing LUBRAJEL formulations. The first product in this line, LUBRAJEL II XD, was developed to be a drop-in replacement for an existing competitive product, and is currently being actively marketed. The second product, the LUBRASIL II DM, was initially sampled to the marketplace in August, 2006, and the third product, LUBRASIL II SB, is still in testing and should begin sampling in mid-2007. The Company hopes to continue to expand this product line over the next few years, introducing new formulations that have enhanced properties over competitive products. This new line is intended to be a supplement to, not replacement for, the current line of Lubrajel products. Its composition also will enable it to be used in certain countries, such as Japan, more easily than the current Lubrajel formulations.

     CLORONINE: Cloronine is a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product had been developed many years ago and had been approved for certain uses in France and Canada, and is still being sold on a very limited basis in Canada. The Company has been working with Howard Industries ("Howard"), an Ohio-based company that is interested in finding new markets for CLORONINE as a disinfecting agent. Howard has been testing it for a very specific farming application, and the results have been promising. They are currently awaiting the formal results of those tests and, if positive, Howard intends to begin marketing the product for that use in the second half of 2007. However, in order to do so it will have to register the product with one or more governmental agencies, including the United States Environmental Protection Agency, which could possibly delay their marketing efforts. Howard is also looking at other possible uses for Cloronine, and the Company is working on developing additional disinfecting agents, including one based on chlorine dioxide, which the Company hopes will open up new marketing opportunities with Howard.

     CLORONINE GEL: This is another form of Cloronine that is being evaluated by Howard. It is a gel form of Cloronine, which makes it more effective on vertical surfaces. It, too, would require regulatory approvals before being marketed.

     SELF-PRESERVING POLYMERIC THICKENER: This product will be a self-preserving raw material for cosmetic use that will enable cosmetic formulators to formulate preservative-free cosmetic products. Initial development efforts have produced mixed results so far, and this product is still in a very early stage of development.

     SKIN SENSORIAL AGENTS: A line of products that will enhance the feel of skin care products. The new Lubrasil II products mentioned are two examples of the new types of products the Company is looking to develop in this area.

     MICROEMULSIFIED ANTIMICROBIAL: This would be a new form of antimicrobial product for use in skin disinfection products. The product could be sold either as a raw material or as a finished product in a hand cleanser.

     The Company expects its research and development costs for 2007 to be comparable to those of the last two fiscal years. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

     Trademarks and Patents

     The Company strongly believes in protecting its intellectual property and intends whenever possible to make efforts to obtain patents in connection with its product development program. The Company currently holds many United States patents and trademarks relating to its products, and regularly has patent and trademark applications pending with respect to a number of its research and development products. Patents formerly held by the Company on certain products have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company or that any patent applied for will be granted. However, the Company believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products.

     The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant products for which the Company has a registered trademark are LUBRAJEL and RENACIDIN.

     Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company:

                 PATENT NAME                                  PATENT #   FILING DATE   ISSUE DATE   EXPIRATION DATE
    ------------------------------------------------          ---------  -----------   ----------   ---------------
    Method of Preparing Time-Stable  Solutions of Non-        4,962,208     9/1985       10/1990        10/2007
       Pyrogenic Magnesium Gluconocitrate ("Renacidin
       Irrigation")

    Iodophor; Polyethylene Glycol Alkylaryl-sulfonate         4,873,354     4/1988       10/1989         4/2008
       Iodine complex

    Iodophor; biocide; reacting polyethylene glycol,          5,013,859     4/1988        5/1991         5/2008
       alkylarylsulfonate and Iodine water-propylene glycol
       solvent refluxing

    Thermal Resistant Microbial Agent  ("Cloronine")          4,954,316    12/1988        9/1990        12/2008

    Use of Clorpactin for the Treatment  of Animal            4,983,634    12/1988        1/1991        12/2008
       Mastitis & the applicator used in that treatment
       (owned jointly by the Company and Diversey Ltd.)

    Stable, Active Chlorine Containing Anti-microbial         5,128,342    10/1987        7/1992         7/2009
       Compositions ("Cloronine")

    Stabilized Beta Carotene                                  5,023,355     6/1990        6/1991         6/2010

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

     Eastern Chemical Corporation

     Eastern is a wholly owned subsidiary of United. It distributes an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and stains, and reagents. In 2006 and 2005 Eastern's sales accounted for approximately 8% and 9%, respectively, of the total product sales of the Company. The Company's business activities and marketing efforts over the past several years have focused increasingly on the Guardian division, which the Company believes has greater growth potential than Eastern. As a result, the Company has reduced the amount of inventory kept on hand by Eastern, which in turn has resulted in some decline in its sales. There also has been a general decrease in Eastern's business due to competition from new companies in this field. The Company has considered, and will continue to consider, the possibility of selling Eastern at such time as it determines that keeping the operation is no longer in the Company's best interests. The Company believes that if it were to sell Eastern, the loss of revenue from that subsidiary would not have a material impact on the Company's net income.

     Marketing

     Guardian markets its products through: (a) distributors; (b) advertising in medical and trade journals, by mailings to physicians and to the trade; and (c) exhibitions at appropriate medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers that distribute to drug stores for resale, and to hospitals, physicians, long-term care facilities, the Veteran's Administration, and other government agencies. The proprietary personal care and specialty chemical products are sold to distributors for resale and directly to manufacturers for use as ingredients or additives in the manufacture or compounding of their cosmetic, personal care, or industrial products.

     Eastern's products are marketed through advertising in trade publications and direct mailings. They are sold to distributors and directly to users in a wide variety of applications. Eastern does not sell any unique products and is not dependent on any single customer or group of customers on a continuous basis.

     Domestic Sales

     In the United States, Guardian's cosmetic products are marketed exclusively by ISP in accordance with a marketing agreement entered into in 1996 and subsequently amended and expanded in 2000, 2002, and 2005 (see "Marketing Agreements" below). ISP also has certain rights to sell some of Guardian's other industrial and medical products. In 2006, ISP's purchases for distribution in the United States were estimated to be approximately $1,032,000 compared with $1,237,000 in 2005, a decrease of 16.6%. These sales accounted for approximately 8.5% of the Company's sales (NOTE: ISP's domestic sales figure is an estimate based on sales information provided to the Company by ISP. The Company has no way of independently determining which of ISP's purchases from the Company are intended for domestic sale and which are intended for foreign sale.) The Company believes that the decrease in ISP's domestic sales of the Company's products was the result of the discontinuation by some customers of products that contained the Company's raw materials. However, this decrease in ISP's domestic sales was offset by an increase in ISP's foreign sales of the Company's products.

     The  Company's  domestic  sales  of  pharmaceutical  products  are  handled primarily through the major full-line drug wholesalers and account for approximately 19.0% of the Company's sales. The Company's other products, such as its industrial products, are sold directly to end-users and account for approximately 1.0% of sales.

     Foreign Sales

     In 2006 and 2005 the Company derived approximately 52.0% and 51.0%, respectively, of its sales from customers in foreign countries, primarily from sales of its cosmetic products in Europe and Asia. The Company currently has six distributors for its personal care products outside the United States, with ISP being the largest. ISP has global distribution rights with the exception of the following: S. Black Ltd. in the United Kingdom; Sederma in France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; and C&M International in Korea.

     The Company's foreign sales attributable to each of its foreign distributors and/or customers as a percentage of the Company's total sales were as follows: ISP: 26.8% (an estimate of ISP's purchases intended for sale outside the U.S., based on sales figures provided to the Company by ISP); Sederma:
10.1%; S. Black:  6.0%; C&M  International:  2.9%;  Harmac:  1.4%; and Castelli:
1.0%. The Company also has two foreign customers for its medical products that each account for less than 1.0% of the Company's total sales.

     Marketing Agreements

     In 1994 the Company entered into a marketing agreement with ISP whereby ISP would distribute Guardian's personal care products, as well as some medical and industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactures and markets an extensive line of personal care, pharmaceutical, and industrial products on a global basis. In 1996 the parties entered into another agreement, extending those distribution rights to the United States, Canada, Mexico, Central and South America. In July 2000 the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. The 2000 Agreement also gave the Company greater flexibility in appointing other marketing partners in areas where ISP was not active or had not been successful, gave ISP certain additional territories, and granted ISP exclusivity in the territories assigned to it as long as annual minimum purchase requirements were met.

     In December 2002 the parties entered into a letter agreement that extended and modified the 2000 Agreement. This was further modified in December 2005 to extend ISP's marketing rights until December 2008, and to provide for automatic extensions until December, 2010 if specified minimum annual purchase levels were attained. It also specified guidelines and provisions for future price increases by the Company.

     The Company believes that in the event ISP were to cease marketing Guardian's products, alternative arrangements could be made to continue to supply product to the customers currently using the Guardian's products without any significant interruption of supply.

     The Company has other marketing arrangements with marketing partners in the U.K., France, Switzerland, Korea, and Italy, but all of these other arrangements are operating under either verbal agreements or expired written agreements, and are subject to termination at any time by either party.

     Raw Materials

     The principal raw materials used by the Company consist of common industrial organic chemicals, laboratory reagents, and common inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that account for 91.0% of the raw material purchases for Guardian and 78.0% of the raw material purchases of the Company.

     Inventories; Returns and Allowances

     The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, returns and allowances have not been a significant factor in the Company's business.

     Backlog

     The Company currently does not have any significant backlog.

     Competition

     Guardian has many products or processes that are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, personal care, chemical, or health care companies. However, the pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company expects competition to intensify as advances in the field are made and become widely known. There may be many domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, many of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, chemical and cosmetic companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. However, the Company believes that the expense of testing and evaluating possible substitutes for the Company's products that are already in customers' formulations, as well as the expense to the customer in relabeling its products, is a significant barrier to displacing the Company's products in current customer formulations. These cost factors make it less likely that a customer would choose a competitive product unless there was a significant cost savings in doing so. The Company believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Company. In this regard, the Company believes that its marketing arrangements with its global marketing partners will be important in the commercialization of many of the products which it is currently developing.

     Eastern faces competition from many other chemical manufacturers and distributors, many of which have much greater financial resources than Eastern. Eastern's competition is based primarily upon price, service and quality. Eastern attempts to maintain its competitive position in the industry through its ability to (i) locate and make wholesale arrangements to purchase the chemicals with suppliers located all over the world, (ii) maintain a sufficient inventory of its most popular items at all times, and (iii) customize each order as to quantity of the item requested and to tailor the price of the order to such quantity. Eastern's primary competitors are SA Fine Chemicals, Acros Organics, Pfaltz & Bauer, Inc., and Spectrum Chemical Mfg. Corp.

     ISO-9001:2000 REGISTRATION

     In December 2003 United earned ISO 9001:2000 registration from Underwriters Laboratories, Inc., indicating that United's documented procedures and overall operations had attained the high level of quality needed to comply with this new ISO certification level. United has been in continuous compliance with the new standard since that initial approval. Prior to that, in November 1998 United had earned ISO-9002 registration. United will continue to be evaluated every six months for continued compliance with the new ISO-9001:2000 standard. The Company has not included Eastern in its ISO registration process.

     Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the United States Food and Drug Administration ("F.D.A.") as well as state regulatory agencies. Products that may be developed and sold by the Company outside of the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Company will be subject to F.D.A. regulation, and will usually require a 510(k) pre-market notification. Most pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

     Guardian  is  required  to comply  with all  pertinent  Good  Manufacturing
Practices of the F.D.A. for medical devices and drugs. Accordingly, the regulations to which Guardian and certain of its products may be subject, and any changes with respect thereto, may materially affect Guardian's ability to produce and market new products developed by the Company.

     The Company's present and future activities are, and will likely continue to be, subject to varying degrees of additional regulation under the Occupational Safety and Health Act, Environmental Protection Act, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

     Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2006 and 2005 the Company incurred approximately $47,000 and $49,000, respectively, in environmental compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

     Research and Development Expense

     Portions of the Company's operating expenses are directly attributable to research and development the Company performs. In 2006 and 2005, the Company incurred approximately $502,000 and $423,000, respectively, in research and development expenses included in operating expenses. No portion of the research and development expenses was directly paid by the Company's customers.

     Employees

     The Company presently employs 43 people, 8 of whom serve in an executive capacity, 22 in research, quality control and manufacturing, 6 in maintenance and construction, and 7 in office and administrative work. Of the total number of employees, 41 are full time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

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

Item 3. Legal Proceedings

     The Company is not aware of any pending or threatened litigation against the Company.

     The Company may have a contingent liability arising out of a possible inadvertent violation of Section 5 of the Securities Act of 1933, as amended, in connection with its issuance of shares ("Plan Shares") under its 1993 Employee Incentive Stock Option Plan and Non-Statutory Stock Option Plan (collectively, the "Plans"). Since the initial filing of the Form S-8 in July 1993, the Company had been unaware that it might be necessary to obtain the consent of its auditors each year to update the Form S-8 with its filings under the Securities Exchange Act of 1934. Management believed that its initial registration on Form S-8 was updated annually by incorporating by reference all future filings under the 1934 Act, and therefore it did not know that it needed to request the annual consents. The Company has requested and obtained the consent of its auditors to incorporate their report included in this Form 10-KSB into the Form S-8, as
Exhibit 23.1. The Company will also obtain and file such consents as exhibits to all future Forms 10-KSB until such time as it files a post-effective amendment to the Form S-8 indicating that all registered shares have been sold or deregistering unsold shares. The Company is in the process of determining whether or not the failure to obtain and file such auditors consents in previous Forms 10-KSB in fact created a defect in the Form S-8 which may trigger liability by the Company to purchasers of Plan Shares during relevant time periods under Federal and state securities laws. The Company believes that it is unlikely that any purchasers of stock under the Plans would want to rescind their purchases. It is also unclear whether any potential liability to the Company would extend to persons who purchased shares from participants in the Plans, and, in any event, the Company does not believe that any liability for damages resulting from the resale of such shares would be material to the accompanying financial statements. The Company is not aware of any threatened or pending claims against it based upon a Section 5 violation and it intends to defend any such claims should they arise.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.
                                    PART II

Item 5. Market for Common Equity, Related  Stockholder Matters and Small
             Business Issuer Purchases of Equity Securities

     Market Information

     The Common Stock of United is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics for the period January 1, 2005 to December 31, 2006. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

                             Year Ended                  Year Ended
Quarters                  December 31, 2006          December 31, 2005
--------                  -----------------         -------------------
                           High        Low           High         Low
                           ----        ---           ----         ---
First   (1/1 - 3/31)      10.86       8.71           8.40        7.39
Second  (4/1 - 6/30)       9.50       8.19           8.20        7.01
Third   (7/1 - 9/30)       9.50       7.55           8.49        7.61
Fourth  (10/1 - 12/31)     9.90       9.01          11.33        8.15

     Holders of Record

     As of March 1, 2007 there were 1108 holders of record of Common Stock.

     Cash Dividends

     On May 17, 2006 the Company declared a special cash dividend of $.25 per share, which was paid on June, 16, 2006 to all stockholders of record as of June 2, 2006. On December 18, 2006 the Company declared a cash dividend of $.22 per share, which was paid on January 10, 2007 to all stockholders of record as of December 27, 2006.

     On May 19, 2005 the Company declared a special cash dividend of $.25 per share to all stockholders of record as of June 1, 2005, which was paid on June 15, 2005. On December 1, 2005 the Company declared a cash dividend of $.22 per share to all stockholders of record as of December 15, 2005, which was paid on January 5, 2006.

Item 6. Management's Discussion and Analysis or Plan of Operation

Results Of Operations:
Year Ended December 31, 2006 Compared with
Year Ended December 31, 2005

Revenue

     Consolidated revenue in 2006 increased by $60,676 (0.5%) compared with 2005. This was due to an increase of $132,207 (1.2%) in Guardian's sales, which was partially offset by a decrease in Eastern's sales of $71,531 (6.8%).

     The increase in Guardian's sales was mainly due to an increase in sales of certain of the Lubrajel products that are used in medical-related products. Those sales increased 18.2% in 2006 compared with 2005. This was primarily due to an increase in volume from existing medical use customers, and relates to their sales of both existing and new products.

     In the personal care market, Guardian's sales to ISP, its largest customer/distributor, decreased by 4.4% in 2006 compared with 2005. However, ISP reported to the Company that its sales of Guardian's products actually increased by 2.6% in the same period, despite the fact that their overall sales of personal care products were flat in 2006 compared with 2005. ISP believes that the disparity between what ISP purchased from the Company and what it actually sold was the result of their purchasing patterns and inventory levels.

     Guardian's five other customers/distributors of personal care products showed both increases and decreases in 2006 compared with 2005. The net effect of this was that their combined sales increased by 5.0% in 2006 compared with 2005. The Company attributes most of this increase to purchasing patterns and stocking levels rather than to any significant increase in sales.

     Overall, total sales of the Lubrajel line to all customers increased by 3.0% in 2006 compared with 2005, with the entire increase being attributable to the increase in medical-related uses of Lubrajel as discussed above.

     The Company's sales of its two pharmaceutical products decreased by 0.1% in 2006 compared with 2005. Renacidin sales were down slightly and Clorpactin sales were up slightly. The Company attributes this to normal fluctuations in the buying patterns of its pharmaceutical customers.

     Sales of the Company's industrial specialty products, which represent less than 1.0% of the Company's total sales, increased by $19,000 (15.6%) from $121,000 in 2005 to $140,000 in 2006. This was the result of normal fluctuations in the sales of these products.

     Eastern's sales were down 6.8% in 2006 compared with 2005. This was a result of the continuing reduction in the amount of inventory that Eastern has on hand, which has resulted in an inability to fill some orders from existing stock as it might have been able to do in the past. This is part of a continuing effort on the part of the Company to put more of its resources into the growth of Guardian. The Company is monitoring closely the profitability of Eastern, and expects to either discontinue or sell this operation in the next few years, depending on whether or not it continues to be profitable.

Cost of Sales

     Cost of sales as a percentage of sales in 2006 decreased to 46.3% from 46.9% in the prior year. The decrease was primarily due to a decrease in the cost of the Company's primary raw material, which decrease was partially offset by an increase in the cost of manufacturing one of the Company's pharmaceutical products.

Operating Expenses

     Operating expenses increased by $237,084 (9.1%) in 2006 compared with the prior year. This increase is mainly due to increases in payroll and payroll-related costs, such as pension costs, medical, disability, and other insurance premiums, as well as increases in legal and accounting costs, cost of utilities, and printing costs.

Other Income

     Net other income increased $175,002 (73.7%) for the year ended December 31, 2006. This increase is mainly attributable to the net effect of an increase in income from investments of $77,585 in 2006 and the loss on the sale of a portfolio of marketable securities (primarily bonds) during 2005, the bulk of which had been managed for the company by Merrill Lynch. The sale of this portfolio resulted in a realized loss of approximately $116,000, of which approximately $107,000 had been previously recorded in the equity section of the balance sheet as an "accumulated other comprehensive loss". Approximately $108,000 of the loss was due to the sale of the bond portfolio managed by Merrill Lynch, which, over the 18 months the company held it, realized interest income net of broker fees of approximately $154,000. In 2006, the Company had realized losses on sales of marketable securities in the amount of $873 and a loss on the sale of fixed assets amounting to $14,695.

Provision for Income Taxes

     The provision for income taxes decreased $71,852 (4.9%) in 2006 compared with 2005. This decrease was primarily due to the fact that in 2005 there was a capital loss of $116,000 from the sale of a bond portfolio managed by Merrill Lynch that was not deductible for tax purposes, thereby increasing the income tax provision for 2005. This did not recur in 2006. Even though earnings before taxes increased by $47,897 in 2006 compared to 2005, the non-recurrence of that non-deductible capital loss more than offset the increased earnings, resulting in a lower tax provision in 2006. That capital loss from 2005 is still available to offset any future realized capital gains, and can be carried forward for five years following the year of the loss.

Liquidity and Capital Resources

     Working capital increased to $12,983,634 at December 31, 2006 from $12,281,645 at December 31, 2005, an increase of $701,989 (5.7%). The current ratio decreased to 7.6 to 1 at December 31, 2006 from 8.3 to 1 at December 31, 2005. The decrease in the current ratio from December 31, 2005 to December 31, 2006 was due primarily to: (a) an increase of approximately $131,000 in accrued expenses; (b) a decrease of approximately $275,000 in prepaid expenses; and (c) an increase of approximately $75,000 in accounts payable, all of which were partially offset by an increase in accounts receivable of approximately $338,000 and an increase in inventories of approximately $892,000.

     The increase in inventory was the result of the Company bringing in a large quantity of its Renacidin Irrigation product to fill orders while its application with the F.D.A. to change manufacturing facilities was pending. Since final approval is not expected until the end of 2007, the Company brought in additional inventory which it believes will be sufficient to last until it can bring in product from the new facility. This has resulted in an increase of approximately $1 million in the Company's finished goods inventory as compared with December 2005. The Company expects all of that inventory to be sold prior to its expiration date. (SEE "NOTE C" of the Company's "Notes To Consolidated Financial Statements" for additional details.)

     At December 31, 2006 the Company did not have any line of credit agreements. On January 17, 2007 the Company entered into a line of credit agreement with JPMorgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1.0% below the Prime Rate. The initial line of credit will expire on June 30, 2007, but it is expected that the line will be renewed by the Company on an annual basis thereafter. As of March 1, 2007 the Company had no outstanding balance on this credit line.

     The Company generated cash from operations of $2,076,797 in 2006 compared to $3,172,030 in 2005. The decrease in 2006 was primarily due to the increases in accounts receivable and inventory.

     Cash used in investing activities was $165,687 for the year ended December 31, 2006 compared with $1,381,475 for the year ended December 31, 2005. The change was mainly due to the net effect of the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities and temporary investments in 2005.

     Cash used in financing activities was $2,309,217 and $2,100,907 during the years ended December 31, 2006 and 2005, respectively. The increase was primarily due to the increase in the dividend declared in December 2005 that was paid in January 2006 to $.22 per share from the $.18 per share dividend that was declared in December 2004 and paid in January 2005. The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Commitments

     The Company currently has approximately $7,400 in lease commitments, which expire in 2008, of which approximately $5,300 is payable in 2007 with the remaining $2,100 payable in 2008.

     The Company has an outstanding loan for the purchase of an automobile of which approximately $22,633 is outstanding, $7,988 is payable in each of 2007 and 2008, with the remaining $6,657 due in 2009.

Patent Expirations

     The Company's patent on its Renacidin Irrigation expires in October 2007. The Company does not believe that the expiration of that patent will have a material impact on the Company's revenues.

Item 7.  Financial Statements.

         Annexed hereto starting on page F-1

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None

Item 8A. Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2006, was performed by the management of the Company, with the participation of the United's President and Chief Financial Officer. Based on that evaluation, United's President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified by the S.E.C.'s rules and forms. There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 8B. Other Information

         None
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     Directors and Executive Officers

     Set forth in the table below is certain information as of March 1, 2007 with respect to the executive officers and Directors of the Registrant:

         Name                       Age         Position(s) with Registrant
----------------------             -----     ----------------------------------
Dr. Alfred R. Globus                86       Chairman of the Board of Directors;
                                             Director of Research

Kenneth H. Globus                   55       President, General Counsel, and
                                             Director

Robert S. Rubinger                  64       Executive Vice President, Chief
                                             Financial Officer, Secretary and
                                             Director

Charles W. Castanza                 74       Senior Vice President

Derek Hampson                       67       Vice President

Joseph J. Vernice                   48       Vice President

Peter A. Hiltunen                   48       Vice President

Cecile M. Brophy                    58       Treasurer, Principal Accounting
                                                Officer, and Controller

Henry P. Globus                     84       Director

Lawrence F. Maietta                 49       Director

Arthur M. Dresner                   65       Director

Andrew A. Boccone                   61       Director

Christopher W. Nolan, Sr.           42       Director


     Dr. Alfred R. Globus has been Chairman of the Board of Directors and Director of Research of United since its inception in 1942. He had served as President from 1942 until 1988, and as Chief Executive Officer from 1942 until 2006.

     Kenneth H. Globus has been President and General Counsel of United since July 1988. He also served as Chief Financial Officer from 1997 until 2006. He has been a Director since 1984.

     Robert S. Rubinger has been Executive Vice President and Secretary of United since July 1988, Treasurer from May 1994 until May 2004, and Chief Financial Officer since December, 2006. He has been a Director since 1982.

     Charles W. Castanza has been Senior Vice President of United since March 2000. He served as Operations Manager of Chemicals and Pharmaceuticals of United from February 1982 until April 1986. He had been a Director from 1982 until 2006.

     Derek Hampson has been a Vice President of United since October 1987. He has served as Manager of Eastern since 1971 and its President since 1996.

     Joseph J. Vernice has been a Vice President of United since February, 1995. He has been Manager of Research and Development since 1988 and Director of Technical Services since 1991.

     Peter A. Hiltunen has been a Vice President of United since July 2002. He has been Production Manager since 1982.

     Cecile M. Brophy has been Treasurer of United since May 2004. She has served as Controller since November 1997. From May 1994 until November 1997 she served as manager of the accounting departments of United and Eastern.

     Henry P. Globus has been a consultant to the Company since July 1988. He served as Executive Vice President of United from February 1982 until July 1988. He has been a Director since 1947.

     Lawrence F. Maietta has been a partner in the public accounting firm of Bonamassa, Maietta & Cartelli, LLP in Brooklyn, NY since October 1991. He was controller for United from October 1991 until November 1997, and a Director since February 1994.

     Arthur M. Dresner has been a partner in the law firm Reed Smith, LLP since January 2003. From 1998 to 2003 he had been "Of Counsel" to that firm as well as to the law firm of McAulay, Nissen, Goldberg & Kiel LLP, which combined with Reed Smith in 2000. From 1974 until 1997 he was employed as a Vice President in corporate development and general management of ISP in Wayne, New Jersey. He has been a Director of United since April 1997.

     Andrew A. Boccone is an independent business consultant. From 1990 to his retirement in 2001 he was President of Kline & Company, a leading international business consulting and research firm that he first joined in 1974, developing growth strategies and providing business solutions for many multinational chemical companies. Prior to joining Kline & Company Mr. Boccone served in various management positions at American Cyanamid. He has been a Director of the United since November 2002.

     Christopher W. Nolan, Sr. has been a Managing Director (since March 2006) and Executive Director (2002 to 2006) in the Mergers & Acquisitions ("M&A") group of Rabobank International, New York, NY. From 2000 to 2002 he was a Vice President in M&A for Deutsche Bank Securities, Inc., New York, NY. From 1992-2000 he was a V.P. in Corporate Development and Investor Relations for ISP in Wayne, NJ. He has been a Director of United since January 2005.

     Kenneth H. Globus is the son of Henry P. Globus and the nephew of Alfred R. Globus. There are no other family relationships between any Directors or officers of the Company.

     The Directors are elected to serve for one year or until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

     Audit Committee Members and Financial Expert

     The Board of Directors has an Audit Committee that meets with the Company's independent auditors to review the plan, scope and results of its audits. The Audit Committee consists of three of United's Directors, each of whom is considered an independent, outside Director. The Chairman of the Audit Committee is Arthur Dresner; the other two members are Andrew A. Boccone and Christopher
W. Nolan, Sr.

     The Company does not have a "financial expert" (as that term is defined by the S.E.C.) on its audit committee due to the expense involved in placing another independent Director on its Board of Directors and Audit Committee who would qualify as such. While all three Audit Committee members have experience in reading and analyzing financial statements, none has the experience necessary to qualify as a "financial expert" under the S.E.C. guidelines. One of United's other Directors, Lawrence F. Maietta, is a Certified Public Accountant with experience in preparing and analyzing financial statements and would qualify as a "financial expert" if it were not for the fact that he receives payment from the Company to assist in the preparation of its financial reports, and for that reason, even though he is considered "independent" by the American Stock Exchange, he is not considered "independent" by the S.E.C., and therefore cannot serve on the audit committee. Mr. Maietta now serves as an expert financial advisor to the Audit Committee in lieu of having a financial expert on the committee. Christopher Nolan is considered "financially sophisticated" as that term is defined by the American Stock Exchange.

     Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, Directors, and employees, serving in any capacity to the

Company, including the Chief Executive Officer and/or President, Chief Financial Officer, and principal accounting Officer. A copy of the Company's Code of
Conduct and Ethics is available on the Company's web site at http://www.u-g.com/corporate. The Company intends to satisfy the disclosure requirement under Item 5.05 of form 8-K relating to amendments to or waivers from any provision of its Code of Business Conduct and Ethics applicable to Chief Executive Officer, Chief Financial Officer and principal accounting officer by posting this information on the Company's web site.

     Compliance with Section 16(a) of the Exchange Act

     The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" of Registrant's 2007 Proxy Statement.

Item 10.  Executive Compensation.

     The information required by this Item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" of Registrant's 2007 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this Item is incorporated herein by reference to the subsections entitled "Principal Stockholders" and "Security Ownership of Management" under the main section entitled "Voting Securities and Principal Stockholders", as well as to the subsection entitled "Summary Compensation Table" of the main section entitled "Compensation of Directors and Executive Officers", of Registrant's 2007 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from Registrant's 2007 Proxy Statement.

Item 13.  Exhibits

             3(a) Certificate of Incorporation of United as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

             3(b) Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

             3(c) By-laws of United. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

             4(a) Specimen Certificate for shares of common stock of the United. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

             10(a) Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

             10(b) Employment Termination Agreement dated July 8, 1988 between United and Henry Globus. Incorporated by reference to
                    Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

             10(c) Exclusive Distributor Agreement between United and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

             10(d) Letter Amendment between United and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between United and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

             21     Subsidiaries of United:

                                           Jurisdiction of      Name Under Which
                  Name                      Incorporation       it does Business

    Eastern Chemical Corporation               New York              (same)
    Dieselite Corporation *                    Delaware                N/A
    Paragon Organic Chemicals, Inc.            New York              (same)
    Transcontinental Processes (Pty.) Ltd.**   Australia               N/A

*   Inactive
**  Inactive without assets

             23.1 Consent by Eisner LLP to the incorporation by reference in the Registration Statement of the Company on Form S-8 of Eisner's report dated March 14, 2007 with respect to its audits of the consolidated financial statements of the Company for the years ended December 31, 2006 and 2005.

             31.1 Certification of Kenneth H. Globus, President of United, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2 Certification of Robert S. Rubinger, Chief Financial Officer of United, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification of Kenneth H. Globus, President of United, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification of Robert S. Rubinger, Chief Financial Officer of United, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accountant Fees and Services

Audit Fees

     The aggregate fees that have been paid, or will be paid, to Eisner LLP by the Company for the review and audit of the Company's financial statements for

FY-2006, including the Company's quarterly reports on Form 10-QSB and its annual report on form 10-KSB, were approximately $68,150 (including out of pocket expenses). The aggregate fees paid to Eisner LLP by the Company for the review and audit of the Company's quarterly and annual financial statements for FY-2005 were approximately $64,150 (including out of pocket expenses).

Audit-Related Fees

     During FY-2006 there were no payments to Eisner LLP related to the Company's compliance with section 404 of the Sarbanes-Oxley Act ("SOX Compliance"). During FY-2005 Eisner LLP billed the Company $1,472 for fees related to its review of the Company's SOX Compliance. No other fees were billed by Eisner LLP for the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

     There were no other fees billed by Eisner LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

     There were no other fees billed by Eisner LLP during the last two fiscal years for other products and services provided by Eisner LLP. All of the services described above were approved by the Audit Committee. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

Pre-Approval Policies and Procedures

     Engagement of accounting services by the Company is not made pursuant to any pre-approval policies and procedures. Rather, the Company believes that its accounting firm is independent because all of its engagements by the Company are approved by the Company's audit committee prior to any such engagement.

     The Audit Committee of United's Board of Directors meets periodically to review and approve the scope of the services to be provided to the Company by its Independent Registered Public Accounting Firm, as well to review and discuss any issues that may arise during an engagement. The Audit Committee is responsible for the prior approval of every engagement of the Company's Independent Registered Public Accounting Firm to perform audit and permissible non-audit services for the Company (such as quarterly reviews, tax matters, consultation on new accounting and disclosure standards, and, in future years, reporting on management's internal controls assessment).

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        UNITED-GUARDIAN, INC.

Dated:  March 19, 2007                  By: /s/ Kenneth H. Globus
                                            ------------------------
                                            Kenneth H. Globus
                                            President & Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                         Title                       Date
-----------------------    ---------------------------------     ---------------

By:/s/ Alfred R. Globus      Chairman of the Board of Directors   March 19, 2007
   ------------------------
   Alfred R. Globus

By:/s/ Kenneth H. Globus     President, General Counsel,          March 19, 2007
   ------------------------    Director,
   Kenneth H. Globus

By:/s/ Robert S. Rubinger    Executive Vice President,            March 19, 2007
   ------------------------    Secretary, Chief Financial
   Robert S. Rubinger          Officer; Director

By:/s/ Charles W. Castanza   Senior Vice President                March 19, 2007
   ------------------------
   Charles W. Castanza

By:/s/ Cecile M. Brophy      Treasurer, Principal Accounting      March 19, 2007
   ------------------------     Officer, and Controller
   Cecile M. Brophy

By:/s/ Henry P. Globus                  Director                  March 19, 2007
   ------------------------
   Henry P. Globus

By:/s/ Lawrence F. Maietta              Director                  March 19, 2007
   ------------------------
   Lawrence F. Maietta

By:/s/ Arthur M. Dresner                Director                  March 19, 2007
   ------------------------
   Arthur M. Dresner

By: /s/ Andrew A. Boccone               Director                  March 19, 2007
   ------------------------
   Andrew A. Boccone

By: /s/ Christopher W. Nolan, Sr.       Director                  March 19, 2007
   ------------------------------
   Christopher W. Nolan,  Sr.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page
                                                                ----------
Report of Independent Registered Public Accounting Firm            F-2

Financial Statements

       Consolidated Balance Sheets as of December 31,
           2006 and 2005                                        F-3 - F-4

       Consolidated Statements of Income for the Years
           Ended December 31, 2006 and 2005                        F-5

       Consolidated Statement of Stockholders' Equity
           and Comprehensive Income for the Years Ended
           December 31, 2006 and 2005                              F-6

       Consolidated Statements of Cash Flows for the
           Years Ended December 31, 2006 and 2005                  F-7

       Notes to Consolidated Financial Statements               F-8 - F-26

             Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
United-Guardian, Inc.

     We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders' equity, comprehensive income, and consolidated cash flows for each of the years in the two year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     As discussed in Note A to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

     As discussed in Note A to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for its pension liability in accordance with Statement of Financial Accounting Standards No.158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans".

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and subsidiaries as of December 31, 2006 and 2005 and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.


/s/ EISNER LLP

New York, New York
March 14, 2007

                       UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                December 31,
                                                          ----------------------
                                                             2006         2005
                                                          ---------    ---------
CURRENT ASSETS
    Cash and cash equivalents ........................   $3,027,486   $3,425,593
    Temporary investments.............................      527,825      699,363
    Marketable securities ............................    7,346,653    7,066,797
    Accounts receivable, net of allowance for doubtful
         accounts of $47,000 and $47,500, respectively    1,421,788    1,083,992
    Inventories ......................................    1,923,068    1,031,563
    Prepaid expenses and other current assets ........      165,288      440,380
    Deferred income taxes ............................      534,761      217,389
                                                         ----------   ----------
                  Total current assets ...............   14,946,869   13,965,077
                                                         ----------   ----------

PROPERTY, PLANT AND EQUIPMENT
    Land .............................................       69,000       69,000
    Factory equipment and fixtures ...................    3,119,797    3,068,050
    Building and improvements ........................    2,161,418    2,133,422
    Waste disposal plant..............................      133,532      133,532
                                                         ----------   ----------
                                                          5,483,747    5,404,004
    Less accumulated depreciation ....................    4,634,954    4,455,524
                                                         ----------   ----------
                                                            848,793      948,480
                                                         ----------   ----------
OTHER ASSET

    Other ............................................      148,430      108,680
                                                         ----------   ----------
                                                            148,430      108,680
                                                         ----------   ----------
                                                        $15,944,092  $15,022,237
                                                         ==========   ==========
















                See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                            December 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------
CURRENT LIABILITIES
    Dividends payable ............................  $1,087,271    $1,086,391
    Accounts payable .............................     222,625       148,051
    Current loans payable.........................       7,988          -
    Accrued taxes payable.........................      65,438          -
    Accrued expenses .............................     579,913       448,990
                                                     ---------     ---------
         Total current liabilities ...............   1,963,235     1,683,432
                                                     ---------     ---------

Loans payable ....................................      14,645          -
Accrued pension liability ........................     706,162          -
Deferred income taxes ............................      34,360        59,817
                                                     ---------     ---------
                                                       755,167        59,817
                                                     ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note I)

STOCKHOLDERS' EQUITY
   Common stock,  $.10 par value;  10,000,000
     shares authorized;  5,004,339 and 5,000,339
     shares issued, respectively; and 4,942,139
     and 4,938,139 outstanding, respectively .....     500,434       500,034
   Capital in excess of par value.................   3,792,478     3,778,838
   Accumulated other comprehensive loss...........    (566,130)      (84,365)
   Retained earnings .............................   9,858,538     9,444,111
   Treasury stock, at cost; 62,200 shares ........    (359,630)     (359,630)
                                                    ----------    ----------
                                                    13,225,690    13,278,988
                                                    ----------    ----------
                                                   $15,944,092   $15,022,237
                                                    ==========    ==========












                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME



                                                 Year ended December 31,
                                                -------------------------
                                                    2006          2005
                                                -----------   -----------
Revenue

    Net sales ...............................   $12,195,672   $12,134,996
                                                 ----------    ----------
Costs and expenses

    Cost of sales ...........................     5,641,663     5,690,966
    Operating expenses ......................     2,829,299     2,592,215
                                                 ----------    ----------
                                                  8,470,962     8,283,181
                                                 ----------    ----------
         Income from operations .............     3,724,710     3,851,815

Other income (expense)
    Investment income........................       429,088       351,503
    Loss on sale of marketable securities....          (873)     (113,865)
    Loss sale of assets......................       (14,695)          -
    Interest Expense.........................          (798)          -
    Other expense                                      (261)         (179)
                                                  ----------    ----------
         Income before income taxes .........     4,137,171     4,089,274

Provision for income taxes ..................     1,399,939     1,471,791
                                                 ----------    ----------
         Net Income .........................   $ 2,737,232   $ 2,617,483
                                                 ==========    ==========
Earnings per common share (basic
    and diluted).............................   $       .55   $       .53
                                                 ==========    ==========
Weighted average shares-basic ...............     4,941,657     4,935,472
                                                 ==========    ==========
Weighted average shares-diluted .............     4,944,721     4,941,858
                                                 ==========    ==========














                 See notes to consolidated financial statements


                                                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                           AND COMPREHENSIVE INCOME

                                                      Years ended December 31, 2006 and 2005

                                                                     Accumulated
                                     Common stock       Capital in      other
                               -----------------------  excess of   comprehensive   Retained    Treasury               Comprehensive
                                 Shares       Amount    par value   income (loss)   earnings      stock        Total       income
                               ---------   -----------  ----------  -------------   ---------   --------     ---------  ------------
Balance, December 31, 2004     4,994,739    $ 499,474   $3,756,943   $  (86,730)  $ 9,146,154  $(359,630)  $12,956,211

Issuance of common stock in
  connection with exercise
  of stock options ............    5,600          560       19,345                                              19,905
Tax Benefit from exercise of
  stock options ..............                               2,550                                               2,550
Unrealized loss on marketable
  securities, net of deferred
  income tax of $1,400........                                            2,365                                  2,365   $    2,365
Net income ....................                                                     2,617,483                2,617,483    2,617,483
Dividends declared ............                                                    (2,319,526)              (2,319,526)   _________
Comprehensive income ..........                                                                                          $2,619,848
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2005     5,000,339      500,034    3,778,838      (84,365)    9,444,111   (359,630)   13,278,988

Issuance of common stock in
  connection with exercise
  of stock options ............    4,000          400       13,640                                              14,040
Adjustment to initially apply
  SFAS 158, net of deferred
  income tax benefit of $297,800                                       (500,481)                              (500,481)  $(500,481)
Unrealized loss on marketable
  securities, net of deferred
  income tax of $11,200.......                                           18,716                                 18,716       18,716
Net income ....................                                                     2,737,232                2,737,232    2,737,232
Dividends declared ............                                                    (2,322,805)              (2,322,805)   _________
Comprehensive income ..........                                                                                          $2,255,467
                               ---------    ---------  -----------    ----------   ----------  ----------   ----------    =========
Balance, December 31, 2006     5,004,339    $ 500,434  $ 3,792,478    $(566,130)  $ 9,858,538  $(359,630)  $13,225,690
                               =========    =========  ===========    ==========   ==========  ==========   ==========









                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year ended December 31,
                                                        -----------------------
                                                           2006          2005
                                                        ---------     ---------
Cash flows from operating activities
  Net income ......................................... $2,737,232    $2,617,483
  Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization ..................    195,369       205,811
      Realized loss on sale of marketable securities..        873       116,512
      Net loss on sale of equipment...................     14,695         -
      Provision for bad debts.........................       (500)       23,254
      Tax Benefit from exercise of stock options .....       -            2,550
      Deferred income taxes ..........................    (56,229)       54,645
      Provision for inventory obsolescence ...........      1,000        20,000
      Increase (decrease) in cash resulting from
        changes in operating assets and liabilities
           Accounts receivable .......................   (337,296)     (189,161)
           Inventories ...............................   (892,505)      324,317
           Prepaid expenses and other current and
             non current assets ......................    235,342       (32,935)
           Accounts payable ..........................     74,574       (24,269)
           Accrued pension costs                          (92,119)         -
           Accrued expenses and taxes payable ........    196,361        53,823
                                                        ---------     ---------
       Net cash provided by operating activities .....  2,076,797     3,172,030
                                                        ---------     ---------
Cash flows from investing activities
  Acquisition of plant and equipment..................    (94,412)     (156,620)
  Proceeds from the sale of plant and equipment.......      8,000          -
  Net change in temporary investments.................    171,538      (297,075)
  Purchase of marketable securities................... (2,899,491)   (5,293,131)
  Proceeds from sale of marketable securities.........  2,648,678     4,365,351
                                                         --------      --------
       Net cash used in investing activities .........   (165,687)   (1,381,475)
                                                         --------      --------
Cash flows from financing activities
  Payment of long term debt...........................     (1,332)         -
  Proceeds from exercise of stock options ............     14,040        19,905
  Dividends paid ..................................... (2,321,925)   (2,120,812)
                                                         --------      --------
       Net cash used in financing activities ......... (2,309,217)   (2,100,907)
                                                         --------      --------
Net decrease in cash and cash equivalents.............   (398,107)     (310,352)

Cash and cash equivalents, beginning of year .........  3,425,593     3,735,945
                                                        ---------     ---------
Cash and cash equivalents, end of year ............... $3,027,486    $3,425,593
                                                        =========     =========




                 See notes to consolidated financial statements

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2006 and 2005

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that operates in two business segments: (1) the Guardian Laboratories Division conducts research, product development, manufacturing and marketing of pharmaceuticals, cosmetic ingredients, health care products, and proprietary specialty industrial products, and (2) the Eastern Chemical Corporation subsidiary, which distributes a line of fine organic chemicals, research chemicals, test solutions, indicators, intermediates, dyes and reagents. Two major product lines, Lubrajel and Renacidin, included in the Guardian Laboratories Division, accounted for approximately 87% and 85% of consolidated sales for each of the years ended December 31, 2006 and 2005, with Lubrajel accounting for 70% and 68% and Renacidin accounting for 17% of consolidated sales for each of those years.

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

 Dividends

     On May 17, 2006 the company declared a special dividend of $.25 per share payable on June 16, 2006 to stockholders of record as of June 2, 2006 for a total payout of $1,235,535, and on December 18, 2006 the company declared a cash dividend of $.22 per share payable on January 10, 2007 to stockholders of record as of December 27, 2006, for a total payout of $1,087,270.

     On May 19, 2005 the Company declared a special dividend of $.25 per share payable on June 15,2005 to stockholders of record as of June 1, 2005, for a total payout of $1,233,135, and on December 1, 2005 the Company declared a cash dividend of $.22 per share payable on January 6, 2006 to stockholders of record as of December 15, 2005, for a total payout of $1,086,391.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

NOTE A (continued)

Statements of Cash Flows

     Cash payments for income taxes were $1,223,762 and $1,321,853 for the years ended December 31, 2006 and 2005, respectively. Cash payments for interest was $798 for the year ended December 31, 2006 and there were no payments for interest during the year ended December 31, 2005.

     For the year ended December 31, 2006, the Company had the following non-cash investing and financing activities:

        Obligations under long-term debt for equipment purchases ...... $ 23,965
        Pension liability, comprehensive loss and related tax effect....$798,000

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

     Estimated useful lives are as follows:

         Factory equipment and fixtures       5 - 7 years
         Building                             40 years
         Building improvements                Lesser of useful life or 20 years
         Waste disposal system                7 years

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005
NOTE A (continued)

 Long-Lived Assets

     It is the Company's policy to evaluate and recognize an impairment to its long-lived assets if it is probable that the recorded amounts are in excess of anticipated undiscounted future cash flows.

 Other Asset

     Other asset consists of a $148,430 deposit given to a vendor for regulatory and validation work being done in order to qualify one of the vendor's other manufacturing locations for the production of the Company's Renacidin Irrigation product. This was necessitated by the vendor's relocation of production of this type of product to another of its facilities.

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

 Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely addresses the financial strength of its customers and, as a consequence, believes that its accounts receivable credit risk exposure is limited. For each of the years ended December 31, 2006 and 2005, two customers, both of them distributors and marketing partners of the Company, accounted for revenues aggregating 45% and 48% respectively. At December 31, 2006 and December 31, 2005 those same two customers had accounts receivable balances aggregating 52% and 32% respectively.

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

 Research and Development

     The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $502,000 and $423,000 for the years ended December 31, 2006 and 2005, respectively.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

NOTE A (continued)

 Shipping and Handling Costs

     Shipping and handling costs are classified in operating expenses in the accompanying consolidated statements of income. Shipping and handling costs were approximately $102,000 and $106,000 for the years ended December 31, 2006 and 2005 respectively.

 Advertising Costs

     Advertising costs are expensed as incurred. During 2006 and 2005 the Company incurred $64,500 and $76,765 of advertising costs, respectively.

 Stock-Based Compensation

     In 2004 the Company approved a new stock option plan ("2004 Stock Option Plan"). Effective January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, "Share Based Payment". We elected to use the modified prospective transition method, therefore, prior period results were not restated. Prior to the adoption of SFAS 123R, stock-based compensation expense related to employee and Director stock options was not recognized in the results of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Stock-based compensation Issued to Employees".

     SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values on grant date. For options with graded vesting, the Company fair values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. Under the modified prospective method, awards that were granted, modified, or settled on or after January 1, 2006 are measured and accounted for in accordance with SFAS 123R. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

NOTE A (continued)
                                                  Year Ended December 31,
                                                 -------------------------
                                                           2005
                                                        ---------
     Reported net income ............................. $ 2,617,483

     Stock-based employee compensation
      expense included in reported net
      income, net of related tax effect ..............           0

     Stock-based employee compensation
      determined under the fair value based
      method, net of related tax effect...............           0
                                                         ---------
     Pro forma net income............................. $ 2,617,483
                                                         =========

     Earnings per share (basic and diluted)
          As reported ................................         .53
                                                          ========
          Pro forma .................................. $       .53
                                                          ========

     No stock options were granted in 2006 or 2005 under the 2004 Stock Option Plan.

 Earnings Per Share Information

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share includes the dilutive effect of outstanding stock options.

 Use of Estimates

     In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, reserve for inventory obsolescence, pension liability and the allocation of overhead.

 Segment Reporting

     SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that the Company disclose certain information about its business segments defined as "components of an enterprise about which separate

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

NOTE A (continued)

financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance."

New Accounting Pronouncements

     In June 2006, the Financial Accounting Standards Board ("FASB") issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"), regarding accounting for, and disclosure of, uncertain tax positions. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact FIN 48 will have on its consolidated financial position, results of operations, and cash flows.

     In  September  2006,  the S.E.C.  issued  Staff  Accounting  Bulletin  108,
"Considering   the  Effects  on  Prior  Year   Misstatements   when  Quantifying
Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in the current year relating to prior year errors is material to the current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material effect on our consolidated financial position, results of operations or cash flows.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which for the Company will be the 2008 calendar (and fiscal) year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position, results of operations, and cash flows.

     In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans."

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

NOTE A (continued)

     SFAS No. 158 improves reporting of obligations for pensions by recognizing the over-funded or under-funded status of plan as an asset or liability, which is effective for the fiscal year ended December 31, 2006. The pronouncement does not change how the plan assets and obligations are measured under SFAS 87 and SFAS 106 nor does it change the approach for measuring the annual benefit cost reported in earnings. Rather, it eliminates the provisions that permit assets and obligations to be measured as of a date not more than three months prior to the balance sheet date, instead requiring measurement as of the reporting date, which is effective for fiscal year ending December 31, 2008 for the Company. In addition the pronouncement requires previously unrecognized items, such as actuarial gains and unrecognized prior services costs or credits to be recognized in the balance sheet as a component of other comprehensive income
(loss).

     The following table reflects the incremental effect of applying FASB Statement No. 158 on individual line items in the consolidated Balance Sheets at December 31, 2006.
                                    Before                            After
                                 Application of                   Application of
                                 Statement 158    Adjustments      Statement 158
                                 -------------    -----------     --------------
(Asset)/Liability for pension
   benefit ..................... $  (92,120)    $   798,281       $   706,162
Deferred income taxes ..........   (236,961)       (297,800)         (534,761)
Total liabilities ..............  2,012,240         706,162         2,718,402
Accumulated other
   comprehensive income ........    (65,649)       (500,481)         (566,130)
Total Stockholders' Equity ..... 13,726,171        (500,481)       13,225,690

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed only if SFAS 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

NOTE B - MARKETABLE SECURITIES

     Marketable securities at December 31, 2006 and 2005 were as follows:

                                                                                 Unrealized
                                              Cost            Fair Value         Gain/(Loss)
                                            --------          ----------         ----------
    December 31, 2006
    -----------------
      Available for sale:
        U.S. Treasury and agencies          $3,001,026         $3,003,399        $   2,373
        Fixed income mutual funds            4,220,084          4,091,754         (128,330)
        Equity and other mutual funds          230,192            251,500           21,308
                                             ---------          ---------           ------
                                            $7,451,302         $7,346,653        $(104,649)
                                             =========          =========           ======
   December 31, 2005
   -----------------
     Available for sale:
       U.S. Treasury and agencies          $2,046,900         $2,028,984        $ (17,916)
       Corporate debt securities              900,595            892,110           (8,485)
       Fixed income mutual funds            4,028,072          3,928,513          (99,559)
       Equity and other mutual funds          225,793            217,190           (8,603)
                                            ---------          ---------           ------
                                           $7,201,360         $7,066,797        $(134,563)
                                            =========          =========           ======

NOTE C - INVENTORIES

     Inventories consist of the following:
                                                       December 31,
                                              ----------------------------
                                                 2006             2005
                                              -----------      -----------
     Raw materials and work-in-process ...... $  313,319       $  376,308
     Finished products and fine chemicals ...  1,609,749          655,255
                                              ----------       ----------
                                              $1,923,068       $1,031,563
                                              ==========       ==========

     One of the Company's pharmaceutical products, Renacidin Irrigation, had been manufactured for the Company by Hospira, Inc., formerly a division of Abbott Laboratories, in Rocky Mount, North Carolina. Hospira is changing the manufacturing facility for Renacidin Irrigation from the Rocky Mount facility to its facility in Clayton, North Carolina, and as a result it was necessary for the Company obtain F.D.A. approval to have the product manufactured in the new facility. The Company filed its application with the F.D.A. in December 2006, and is awaiting a response.

    At December 31, 2006 and 2005, the company has reserved $109,000 and $108,000 respectively for slow moving and obsolete inventory.


NOTE D - NOTES PAYABLE - BANKS

     There were no notes payable at December 31, 2006 and 2005.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

NOTE E - INCOME TAXES

     The provision for income taxes consists of the following:

                                                   Year ended December 31,
                                                 --------------------------
                                                    2006             2005
     Current                                     ---------        ---------

        Federal ..............................  $1,271,863       $1,219,309
        State ................................     184,305          197,837
                                                 ---------        ---------
                                                 1,456,168        1,417,146
     Deferred                                    ---------        ---------

        Federal ..............................     (48,693)          47,321
        State ................................      (7,536)           7,324
                                                 ---------        ---------
                                                   (56,229)          54,645
                                                 ---------        ---------
          Total provision for income taxes ...  $1,399,939       $1,471,791
                                                 =========        =========


     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate:
                                                  Year ended December 31,
                                             --------------------------------
                                                   2006              2005
                                             --------------    --------------
                                            (000's)     %     (000's)     %
                                            -------    ---    -------    ---
     Income taxes at statutory Federal
          income tax rate ................  $1,407     34%    $1,390     34%
     State income taxes, net of Federal
          benefit ........................     122      3        126      3
     Foreign Sales Exclusion .............     (75)    (2)       (81)    (2)
     Domestic Production Exclusion .......     (36)    (1)       (41)    (1)
     Nondeductible expenses...............       4      -          3      -
     Change in deferred tax asset
          valuation allowance ............       0      0         39      1
     Other, net ..........................     (22)     0         36      1
                                             -----    ----     -----    ----
     Actual income tax expense ...........  $1,400     34%    $1,472     36%
                                             =====    ====     =====    ====

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

NOTE E (continued)

     During 2006 and 2005, the Company realized the tax benefits of the Foreign Sales exclusion and the Domestic Production Activities Deduction. The American Jobs Creation Act repealed the Extraterritorial Income Exclusion for transactions after 2004 subject to transitional rules. As such, the company is entitled to claim 60% and 80% of the pre-repeal exclusion for transactions during 2006 and 2005 respectively.

     The Domestic Production Activities Deduction was created to replace the Extraterritorial Income Exclusion. In 2006 and 2005, this deduction amounted to 3% of net income from domestic production activities.

     The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:
                                                           December 31
                                                     ------------------------
                                                         2006          2005
                                                     -----------   -----------
Deferred tax assets

     Current
     -------
        Accounts receivable ......................   $  17,531     $  17,718
        Unrealized loss on marketable securities..      39,000        50,200
        Accrued pension liability ................     297,800          -
        Inventories ..............................      40,657        40,284
        Accrued Expenses .........................     119,225       101,987
        Sec. 263A costs...........................      13,348          -
        Capital Loss .............................      42,798        42,472
        Other.....................................       7,200         7,200
                                                      --------      --------
                                                       577,559       259,861
                                                      --------      --------
        Valuation Allowance ......................     (42,798)      (42,472)
                                                      --------      --------
                                                       534,761       217,389
Deferred tax liabilities

     Non-current
     -----------
        Deferred taxes ...........................     (34,360)      (59,817)
                                                     ---------     ---------
                                                       (34,360)      (59,817)
                                                     ---------     ---------
Net deferred tax asset ...........................   $ 500,401     $ 157,572
                                                     =========     =========

     The valuation allowances at December 31, 2006 and 2005 are due to the capital loss carry forwards that the company does not expect to utilize in the future. The change in the valuation for the year ended December 31, 2006 was $326.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

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

     The fair value of plan assets as of October 1, 2006 and 2005 was $2,208,527 and $2,314,362, respectively.

     The projected benefit obligation to plan assets are $2,914,689 and $3,054,346 at October 1, 2006 and 2005 respectively.

     The net pension liability recorded by the Company at December 31, 2006 is $706,162, while the net pension asset recorded by the Company at December 31, 2005 was $160,368.

     The percentage of the fair value of total plan assets as of October 1, 2006 is as follows:
                                                         2006          2005
                                                        ------        ------

     Equity securities                                    24%           29%
     Debt securities - General Investment Account         76%           71%
                                                        ------        ------
       Total                                             100%          100%
                                                        ======        ======

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

     In March 1998, the Board of Directors authorized a one time investment of some of the assets of the plan into two equity funds operated by the Principal Financial Group. In addition, in 2001, when the Principal Financial Group became a publicly traded company, a distribution of their stock was made to all investors. This investment has resulted in a third equity investment. No additional contributions have been made to any of the three equity investments. Any future investments will continue to be determined by the Board of Directors.

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

Note F (continued)

     The accumulated benefit obligation is $2,307,022 and $2,476,741 at December 31, 2006 and 2005 respectively.

     Based on current data and assumptions, the following benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid over the next ten years as follows:

      Year Ending                      Expected Future Benefits Payable
      -----------                      --------------------------------
        2007                                  $   650,000
        2008                                      100,000
        2009                                       35,000
        2010                                      180,000
        2011                                      140,000
        2012-2016                               1,890,000

     The company estimates that it will make contributions to the pension plan of approximately $200,000 during 2007 which includes required and discretionary contributions.

     A measurement period from October 1, 2005 to October 1, 2006 has been used for the year ended December 31, 2006. The liabilities and assets are calculated at October 1, 2006. Assets are adjusted for known contributions received by the Company between October 1, 2006 and December 31, 2006.

     The following table sets forth the plan's funded status:

                                                       Year ended December 31,
                                                       ----------------------
                                                           2006        2005
                                                        ---------   ---------
Change in Benefit Obligation:
    Projected benefit obligation at beginning of year. $3,054,346  $2,805,529
    Service cost......................................    111,449     107,786
    Interest cost.....................................    158,489     152,104
    Actuarial (gain)/loss.............................    (24,773)    244,413
    Benefits paid.....................................    (35,723)   (255,486)
    Purchase of annuity for retiree ..................   (349,099)       -
                                                        ---------   ---------
    Projected benefit obligation at end of year....... $2,914,689  $3,054,346
                                                        =========   =========

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

Note F (continued)

Change in Plan Assets:
    Fair value of plan assets at beginning of year.... $2,314,362  $2,235,475
    Actual return on plan assets......................    780,987     134,373
    Employer contributions............................    200,000     200,000
    Benefits paid..................................,..    (35,723)   (255,486)
    Other.............................................   (349,099)       -
                                                        ---------   ---------
Fair value of plan assets at end of year.............. $2,208,527  $2,314,362
                                                        =========   =========

Funded status at end of year (underfunded)............ $ (706,162) $ (739,984)
                                                         =========   =========

Amounts recognized in statement of financial position
    Noncurrent Liabilities............................ $ (706,162)       N/A
                                                         =========   =========

Amounts recognized in accumulated Other Comprehensive
  Income ("OCI")
    Total net loss.................................... $  766,283        N/A
    Prior service cost................................     31,998        N/A
                                                         --------     ---------
Total accumulated OCI(not adjusted for
  applicable tax...................................... $  798,281        N/A
                                                         ========     =========

Weighted-average assumptions used to determine benefit
  obligations
    Discount rate......................................      5.50%       5.25%
    Rate of compensation increase......................      5.50%       5.42%



The net periodic benefit cost includes the following components:

                                                        Year ended December 31,
                                                       -------------------------
                                                           2006          2005
Components of net periodic benefit cost:               -----------   -----------

    Service cost...................................    $  111,449    $  107,786
    Interest cost..................................       158,489       152,104
    Expected return on plan assets.................      (162,412)     (148,983)
    Amortization of net actuarial loss.............        61,444        40,984
    Amortization of prior service cost.............         7,461         7,461
    Effect of special events.......................        91,817          -
                                                        ---------     ----------
       Net periodic benefit cost...................    $  268,248    $  159,352
                                                        =========     ==========

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

Note F (continued)


 Other changes recognized in OCI
    Net loss.......................................    $   58,652    $    N/A
    Amortization of net gain.......................       (61,444)        N/A
    Amortization of prior service cost.............        (7,461)        N/A
    Amount recognized due to special event.........       (91,817)        N/A
                                                         ---------      --------
    Total recognized in other comprehensive income.    $ (102,070)   $    N/A
                                                         =========      ========
Total recognized in net periodic benefit cost
  and OCI .........................................     $  166,178    $    N/A
                                                         =========      ========

Weighted-average assumptions used to determine net
  period benefit cost
    Discount rate.................................           5.25%        5.50%
    Expected long-term return on plan assets......           7.00%        7.00%
    Rate of compensation increase.................           5.42%        5.51%


 Note: N/A - these items are new this year due to the adoption of SFAS 158. Retrospective application is not permitted.

401(k) Plan

     The Company maintains a 401(k) Plan for all of its eligible employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company made contributions of 50% of the first 6% of each employee's elective deferral up to a maximum employer contribution of 3% of biweekly pay. Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $64,000 and $57,000 for the years ended December 31, 2006 and 2005, respectively.

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

     The following summarizes the stock option transactions from the expired Employee Incentive Stock Option Plan ("EISOP") and Non-Statutory Stock Option Plan for Directors ("NSSOPD"):

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005

Note F (continued)


                                           Number       Weighted average
EISOP                                   outstanding      exercise price
-----                                  ------------         -------
Options outstanding January 1, 2005....     5,900            3.39
    Exercised                              (1,600)           3.67
                                           ------
Options outstanding and exercisable at
    December 31, 2005                       4 300            3.29
                                           ------
Options outstanding and exercisable at
     December 31, 2006.................     4,300            3.29
                                           ======
Available for grant at December 31, 2006        0
                                           ======

NSSOPD
------

Options outstanding at January 1, 2005 .    8,000            3.51
     Exercised                             (4,000)           3.51
                                           ------
   Options outstanding and exercisable at
     December 31, 2005                      4,000            3.51
     Exercised                             (4,000)           3.51
                                           ------
Options outstanding and exercisable at
   December 31, 2006                            0
                                           ======
Available for grant at December 31, 2006        0
                                           ======

     At December 31, 2006,the intrinsic value of the 4,300 share awards outstanding was $24,586.

     In 2004, the Company authorized up to 500,000 shares to be granted under the 2004 Stock Option Plan.

     Summarized information about stock options outstanding under these plans at December 31, 2006 is as follows:

                      UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                              December 31, 2006 and 2005

NOTE F (continued)


                           Options Outstanding                       Options Exercisable
               ---------------------------------------------      -------------------------
               Number of Shares    Weighted        Weighted      Number of Shares   Weighted
Range of        Outstanding         Average         Average        Exercisable       Average
Exercise             at            Remaining       Exercise            at           Exercise
Prices         December 31,2006  Contractual Life    Price       December 31,2006     Price
------------   ----------------  ----------------   --------     ----------------    --------

EISOP
-----

$2.06 - $3.00     1,100             1.54           $2.66             1,100           $2.66
$3.51             3,200             5.90            3.51             3,200            3.51
-------------    ------             ----           -----            ------           -----
$2.06 - $3.51     4,300             4.78           $3.29             4,300           $3.29

     As of December 31, 2006 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

     The Company did not record any compensation expense during the year ended December 31, 2006 under the provisions of FAS 123R.

     Cash  received  from  option   exercise  under  all   share-based   payment
arrangements for the year ended December 31, 2006 was $14,040.


NOTE G - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2006 and 2005:

                                                        2006           2005
                                                     ---------      ---------
Numerator:
        Net income                                 $ 2,737,232     $2,617,483
                                                     ---------      ---------
Denominator:
        Denominator for basic earnings
           per share (weighted average shares)       4,941,657      4,935,472

        Effect of dilutive securities:
           Employee stock options                        3,064          6,386
                                                     ---------      ---------

                       UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                               December 31, 2006 and 2005

NOTE G (continued)

        Denominator for diluted earnings per
        share (adjusted weighted-average
        shares) and assumed conversions              4,944,721      4,941,858
                                                     =========      =========
Basic and diluted earnings per share               $      0.55     $     0.53
                                                     =========      =========

     In 2006 and 2005 there were no options excluded from the computation of diluted earnings per share.

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies. Segment earnings or loss is based on earnings or loss from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the years ended December 31, 2006 and 2005.

                                                     2006                                          2005
                                    ---------------------------------------       ---------------------------------------
                                      GUARDIAN      EASTERN        TOTAL            GUARDIAN      EASTERN        TOTAL
                                    ------------  -----------   -----------       ------------  -----------   -----------
Revenues from external customers    $11,207,903   $   987,769   $12,195,672       $11,075,696   $ 1,059,300   $12,134,996
Depreciation and amortization            87,306         -            87,306            94,810         -            94,810
Segment income (loss) before income
  tax expense                         3,884,979         5,501     3,890,480         3,937,574        80,355     4,017,929

Segment assets                        3,434,014       435,036     3,869,050         2,599,895       387,570     2,987,465

Capital expenditure                      57,297          -           57,297            82,748          -           82,748

                    UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005
NOTE H (continued)

Reconciliation to Consolidated Amounts
--------------------------------------
     Income before income taxes
     ----------------------------
       Total income for reportable segments                     $ 3,890,480                                   $ 4,017,929
       Other income, net                                            412,461                                       237,459
       Corporate headquarters expense                              (165,770)                                     (166,114)
                                                                  ---------                                     ---------
          Consolidated income before income taxes               $ 4,137,171                                   $ 4,089,274
                                                                  =========                                     =========
     Assets
     ------
       Total assets for reportable segments                     $ 3,869,050                                   $ 2,987,465
       Corporate headquarters                                    12,075,042                                    12,034,772
                                                                 ----------                                    ----------
          Total consolidated assets                             $15,944,092                                   $15,022,237
                                                                 ==========                                    ==========

Other Significant Items
-----------------------
                                                      2006                                            2005
                                       --------------------------------------          --------------------------------------
                                       Segment                   Consolidated          Segment                   Consolidated
                                       Totals      Corporate       Totals              Totals      Corporate       Totals
                                    ----------   -----------    ------------       -----------   -----------    ------------
      Capital expenditures            $57,297      $ 61,080       $118,377            $82,748      $ 73,872       $156,620
      Depreciation and amortization   $87,306      $108,063       $195,369            $94,810      $111,001       $205,811

Geographic Information
----------------------
                                             2006                           2005
                                  -------------------------      -------------------------
                                                 Long-Lived                     Long-Lived
                                    Revenues       Assets          Revenues       Assets
                                   ----------   -----------       ----------   -----------
      United States               $ 5,827,671   $   848,793      $ 5,891,221   $   948,480
      France                        1,485,384                      1,579,943
      Other countries               4,882,617                      4,663,832
                                   ----------     ---------       ----------     ---------
                                  $12,195,672   $   848,793      $12,134,996   $   948,480
                                   ==========     =========       ==========     =========

                     UNITED-GUARDIAN, INC. AND SUBSIDIARIES

                           December 31, 2006 and 2005


NOTE H (continued)

                                             2006                           2005
                                  -------------------------      -------------------------
                                                 Long-Lived                     Long-Lived
                                    Revenues       Assets          Revenues       Assets
                                   ----------   -----------       ----------   -----------

Major Customers
---------------
      Customer A (Guardian)       $ 4,298,625                    $ 4,497,547
      Customer B (Guardian)         1,227,466                      1,357,764
      All other customers           6,669,581                      6,279,685
                                   ----------                     ----------
                                  $12,195,672                    $12,134,996
                                   ==========                     ==========

NOTE I - CONTINGENCIES

     While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims.

NOTE J - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2006 and 2005 the Company paid to Henry Globus, a former officer and current Director of the Company, $20,352 and $19,608 respectively, for consulting services in accordance with his employment termination agreement of 1988.

     During each of the years ended December 31, 2006 and 2005 the Company paid to Bonamassa , Maietta, and Cartelli, LLP, $10,500 for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is currently a Director of the Company.

NOTE K - SUBSEQUENT EVENT

     On January 17, 2007 the Company entered into a line of credit agreement with JPMorgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1% below the Prime Rate. The inital line of credit will expire on June 30, 2007, but it is expected that the Company will renew the line on an annual basis thereafter. As of March 1, 2007 the Company had no outstanding balance on this credit line.