Form 10QSB
period 2007-03-31
UNITED GUARDIAN INC
filed 2007-05-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

              For the quarterly period ended   March 31, 2007
                                               --------------

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

                                                                Yes [ ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        4,942,539 shares of common stock,
                           par value $.10 per share,
                               (as of May 1, 2007)

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income -  Three Months
                Ended March 31, 2007 and 2006 (unaudited)...............     2

              Consolidated Balance Sheets -
                March 31,2007 (unaudited) and December 31, 2006.........   3-4

              Consolidated Statements of Cash Flows - Three Months
                ended March 31, 2007 and 2006 (unaudited)...............     5

              Consolidated Notes to (unaudited) Financial Statements....  6-12

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 12-16

   Item 3 - Controls and Procedures.....................................    16

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings...........................................    17

   Item 2 - Changes in Securities and Use of Proceeds...................    17

   Item 3 - Defaults Upon Senior Securities.............................    17

   Item 4 - Submission of Matters to a Vote of Security Holders.........    17

   Item 5 - Other Information...........................................    17

   Item 6 - Exhibits and Reports On Form 8-K............................    17

Signatures..............................................................    17

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                               MARCH 31,
                                                          2007          2006
                                                         ------        ------
Revenue:
  Net sales                                           $ 4,227,426   $ 2,864,797
                                                       ----------    ----------
Costs and expenses:
  Cost of sales                                         1,813,026     1,352,611
  Operating expenses                                      730,206       641,124
                                                       ----------    ----------
                                                        2,543,232     1,993,735
                                                       ----------    ----------
      Income from operations                            1,684,194       871,062


Other income (expense):
  Investment income                                       125,393        80,423
  Other                                                       (42)         -
                                                         ---------    ----------
      Income before income taxes                        1,809,545       951,485

Provision for income taxes                                649,500       329,500
                                                        ---------     ---------
      Net income                                      $ 1,160,045   $   621,985
                                                        =========     =========
Earnings per common share
   (basic and diluted)                                $       .23   $       .13
                                                        =========     =========
Weighted average shares - basic                         4,942,289     4,940,183
                                                        =========     =========
Weighted average shares - diluted                       4,944,876     4,944,311
                                                        =========     =========















                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              MARCH 31,         DECEMBER 31,
                                                2007               2006
                                            ------------       -------------
              ASSETS                         (UNAUDITED)         (AUDITED)
Current assets:
     Cash and cash equivalents           $   3,523,510      $    3,027,486
     Temporary investments                     534,681             527,825
     Marketable securities                   7,424,101           7,346,653
     Accounts receivable, net of
       allowance for doubtful accounts
       of 47,000 at March 31, 2007
       and December 31,2006,
       respectively                          2,060,327           1,421,788
     Inventories (net)                       1,331,777           1,923,068
     Prepaid expenses and other
        current assets                         265,300             165,288
     Deferred income taxes                     524,661             534,761
                                           -----------         -----------
              Total current assets          15,664,357          14,946,869
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,156,761           3,119,797
     Building and improvements               2,161,419           2,161,418
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,520,712           5,483,747
       Less: Accumulated depreciation        4,682,598           4,634,954
                                           -----------         -----------
                                               838,114             848,793
                                           -----------         -----------

Other assets                                   148,430             148,430
                                           -----------         -----------
                                        $   16,650,901      $   15,944,092
                                           ===========         ===========


















                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                             MARCH 31,         DECEMBER 31,
                                               2007                2006
                                          ---------------      ------------
                                            (UNAUDITED)         (AUDITED)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Dividends payable                       $     -             $1,087,271
   Accounts payable                           169,039             222,625
   Current loans payable                        7,988               7,988
   Taxes payable                              594,929              65,438
   Accrued expenses                           724,782             579,913
                                            ---------           ---------
         Total current liabilities          1,496,738           1,963,235
                                            ---------           ---------


 Loans payable                                 12,648              14,645
 Accrued pension liability                    703,504             706,162
 Deferred income taxes                         34,360              34,360
                                            ---------           ---------
                                              750,512             755,167
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      5,004,739 and 5,004,339 shares
      issued, respectively, and
      4,942,539 and 4,942,139
      shares outstanding, respectively        500,474             500,434
   Capital in excess of par value           3,793,263           3,792,478
   Accumulated other comprehensive loss      (549,039)           (566,130)
   Retained earnings                       11,018,583           9,858,538
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        14,403,651          13,225,690
                                            ---------           ---------
                                         $ 16,650,901        $ 15,944,092
                                           ==========          ==========














                 See notes to consolidated financial statements

                                  UNITED-GUARDIAN, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       (UNAUDITED)
                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                              ------------
                                                         2007             2006
                                                       -------          -------
Cash flows provided by operating activities:

  Net income                                       $ 1,160,045      $   621,985
  Adjustments to reconcile net earnings
    to net cash flows from operations:
      Depreciation and amortization                     47,644           48,336
      Increase in provision for doubtful accounts         -             (10,500)
      Increase (decrease) in cash resulting from
        changes in operating assets and liabilities:
         Accounts receivable                          (638,539)        (237,653)
         Inventories                                   591,291         (737,641)
         Prepaid expenses and other current
           and non-current assets                     (100,012)          38,615
         Accounts payable                              (53,586)         294,261
         Accrued pension costs                          (2,658)            -
         Accrued expenses and taxes payable            674,360          136,970
                                                    ----------       ----------
      Net cash provided by operating activities      1,678,545          154,373
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment        (36,965)         (17,832)
   Net change in temporary investments                  (6,856)            (579)
   Purchase of marketable securities                   (50,257)         (33,000)
                                                    ----------       ----------
      Net cash used in investing
         activities                                    (94,078)         (51,411)
                                                    ----------       ----------
Cash flows from financing activities:

   Payment of long term debt                            (1,997)            -
   Proceeds from exercise of stock options                 825           14,040
   Dividends paid                                   (1,087,271)      (1,086,391)
                                                    ----------       ----------
     Net cash used in financing activities          (1,088,443)      (1,072,351)
                                                    ----------       ----------

Net increase (decrease) in cash and cash
      equivalents                                      496,024         (969,389)

Cash and cash equivalents at beginning of period     3,027,486        3,425,593
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 3,523,510      $ 2,456,204
                                                    ==========       ==========





                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Registrant (also referred to hereinafter as the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2007 and the results of operations for the three months ended March 31, 2007 and 2006. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

     2. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At March 31, 2007, the Company had two stock-based employee compensation plans, which are more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

     The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

     At March 31, 2007 the Company had 3,900 share-based awards that were outstanding and exercisable, with a weighted-average exercise price of $3.42, an aggregate intrinsic value of $23,016, and a weighted-average remaining term of
5.04 years. All of those options were fully vested as of December 31, 2006. The Company did not grant any options during the three months ended March 31, 2007 and 2006.

     As of March 31, 2007 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

     The Company did not record any compensation expense during the three months ended March 31, 2007 and 2006 under the provisions of FAS 123R.

     The Company received proceeds of $825 and $14,040 from options exercised under all share-based payment arrangements for the three months ended March 31, 2007 and 2006 respectively.

     4. Marketable Securities

                                                                     Unrealized
    March 31, 2007                        Cost        Fair Value     Gain/(Loss)
    ------------------                 ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $3,001,026    $3,009,351     $     8,325
       Fixed income mutual funds        4,269,430     4,161,657        (107,773)
       Equity and other mutual funds      231,102       253,093          21,991
                                       ----------     -----------    -----------
                                       $7,501,558    $7,424,101     $   (77,457)
                                       ==========     ===========    ===========

                                                                     Unrealized
    December 31, 2006                     Cost        Fair Value     Gain/(Loss)
    -----------------                  ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $3,001,026     $3,003,399     $    2,373
       Fixed income mutual funds        4,220,084      4,091,754       (128,330)
       Equity and other mutual funds      230,192        251,500         21,308
                                       ----------     -----------    -----------
                                       $7,451,302     $7,346,653     $ (104,649)
                                       ==========     ===========    ===========

     5. Inventories - Net

     Inventories consist of the following:        March 31,     December 31,
                                                    2007            2006
                                                ----------      ----------
     Raw materials and work in process          $  275,659      $  313,319
     Finished products and fine chemicals        1,056,118       1,609,749
                                                ----------      ----------
                                                $1,331,777      $1,923,068
                                                ==========      ==========

     One of the Company's pharmaceutical products, Renacidin Irrigation, is currently manufactured for the Company by a third party that is in the process of relocating Renacidin production to a new manufacturing facility, which requires the approval of the U.S. Food and Drug Administration ("FDA"). In order to avoid running out of product while the application was pending, the Company had brought in sufficient inventory to last until at least the end of 2007, which was when FDA approval had been expected. This resulted in an increase of approximately $1 million in the Company's finished goods inventory at December 31, 2006 as compared with December 2005. The Company expects all of that inventory to be sold prior to its expiration date. On May 7, 2007, much earlier than expected, the Company received notification that the FDA had approved its application for the new manufacturing facility, and expects production in the new facility to begin late this year or early in 2008. The Company believes that it will have sufficient inventory to last until it receives product from the newly approved facility.

     As of March 31, 2007, the Company has reserved $109,000 for slow moving and obsolete inventory.

     6. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

     Cash payments for taxes were $120,009 and $49,802 for the three months ended March 31, 2007 and 2006, respectively. No payments were made for interest during these periods.

     The Company paid dividends of $1,087,271 and $1,086,391 for the three months ended March 31, 2007 and 2006, respectively.

     7. Income Taxes/FIN 48 Disclosure

     The Company adopted the provisions of FIN 48 (see "RECENT ACCOUNTING PRONOUNCEMENTS") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of January 1, 2007 and March 31, 2007, the Company did not have any unrecognized tax benefits.

     The Company files a consolidated Federal income tax return in the U.S. The Company and its subsidiaries file separate income tax returns in New York State. The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS for years 2005 and 2006 and by New York State for years 2003 through 2006.

     The  Company's  policy is to  recognize  interest  and  penalties  in Other
Expense.


     8. Comprehensive Income (Loss)

            The components of comprehensive income (loss) are as follows:

                                                          Three months ended March 31,
                                                              2007            2006
                                                             ------          ------
Net income                                                $1,160,045      $  621,985
                                                          ----------      ----------
Other comprehensive income (loss):
   Unrealized gain (loss) on marketable
     securities during period .....................           27,191         (36,727)
                                                           ----------      ----------
   Other comprehensive income gain (loss) before tax          27 190         (36,727)

Income tax expense (benefit) related to other
   comprehensive income ...........................           10,100         (13,800)
                                                          ----------      ----------
Other comprehensive income (loss), net of tax......           17,091         (22,927)
                                                          ----------      ----------
Comprehensive income net of tax ...................       $1,177,136      $  599,058
                                                          ==========      ==========

     Accumulated other comprehensive income (loss) comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

         9. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006.

                                                         Three months ended
                                                              March 31,
                                                         2007           2006
                                                        ------         ------
Numerator:
   Net income                                        $1,160,045     $  621,985
                                                      =========      =========
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                            4,942,289      4,940,183

Effect of dilutive securities:
   Employee stock options                                 2,587          4,128
                                                      ---------      ---------

Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                    4,944,876      4,944,311
                                                      =========      =========
Basic and diluted earnings per share                 $     0.23     $     0.13
                                                      =========      =========


     10. The company sponsors a non-contributory defined benefit plan for its employees and has adopted FAS 158 (see "RECENT ACCOUNTING PRONOUNCEMENTS") effective December 31, 2006. A measurement period from October 1, 2005 to October 1, 2006 has been used for the year ended December 31, 2006. The following table sets forth the components of the projected net periodic benefit costs for the years ending December 31, 2007 and ended December 31, 2006.

                                                       Projected
                                                         2007            2006
                                                       ---------      ---------
Service cost                                           $ 126,132      $ 111,449
Interest cost                                            144 358        158,489
Expected return on plan assets                          (137,632)      (162,412)
Amortization of net loss                                  49,051         61,444
Effects of special events                                   -            91,817
Amortization of prior service costs                        7,461          7,461
                                                       ---------      ---------
Net periodic benefit costs                             $ 189,370      $ 268,248
                                                       =========      =========

     The company has made contributions of $50,000 to the plan in each of the three months ended March 31, 2007 and 2006. The company expensed $47,342 and $44,108 for net periodic benefit costs for the three months ended March 31, 2007 and 2006, respectively.

     11.  The  Company  has  two  reportable  business  segments:  the  Guardian
Laboratories Division ("Guardian"), which develops and manufactures cosmetic ingredients, personal and health care products, pharmaceuticals and specialty industrial products; and Eastern Chemical Corporation ("Eastern"), a wholly-owned subsidiary of the Company, which distributes a line of fine chemicals, test solutions, dyes and reagents.

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2006. Segment earnings or losses are based on earnings or losses from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the three months ended March 31, 2007 and 2006.

                                                                Three months ended March 31,
                                                     2007                                            2006
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 3,990,650    $   236,776    $ 4,227,426       $ 2,581,034    $   283,763    $ 2,864,797
Depreciation and amortization           22,425           -            22,425            22,168           -            22,168
Segment income before income
  taxes                              1,774,870         (7,750)     1,767,120           887,193         22,334        909,527

Segment assets                       3,488,308        420,067      3,908,375         3,292,436        445,742      3,738,178

Capital expenditure                     36,965           -            36,965            16,713            -           16,713

Reconciliation to Consolidated Amounts

                                                                               Three Months Ended March 31,
Income before income taxes                                           2007                                            2006
----------------------------                                     -----------                                     -----------
Total earnings for reportable segments                           $ 1,767,120                                     $   909,527
Other income, net                                                    125,351                                          80,423
Corporate headquarters expense                                       (82,926)                                        (38,465)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 1,809,545                                     $   951,485
                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,908,375                                     $ 3,738,178
Corporate headquarters                                            12,742,526                                      11,241,997
                                                                  ----------                                      ----------
      Total consolidated assets                                  $16,650,901                                     $14,980,175
                                                                  ==========                                      ==========
Other Significant items
-----------------------
                                                                    Three months ended March 31,
                                                     2007                                           2006
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Capital expenditures                 $ 36,965       $   -           $ 36,965          $ 16,713       $  1,119        $ 17,832
Depreciation and amortization          22,425         25,219          47,644            22,168         26,168          48,336

Geographic Information
----------------------
                                                       2007                                2006
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 2,152,086   $      838,114        $ 1,377,758   $      917,976
France                                         270,984                             245,600
Other countries                              1,804,356                           1,241,439
                                           -----------    -------------        -----------    -------------
                                           $ 4,227,426   $      838,114        $ 2,864,797   $      917,976
                                           ===========    =============        ===========    =============

                                                     Revenues
                                           ---------------------------
                                               2007            2006
                                           -----------    -------------
Major Customers
---------------
Customer A (Guardian)**                    $ 1,638,580     $ 1,128,726
Customer B (Guardian)**                        180,055         168,847
Customer C (Guardian)**                        571,803         162,796
All other customers                          1,836,988       1,404,428
                                           -----------     -----------
                                           $ 4,227,426     $ 2,864,797
                                           ===========     ===========

     ** At March 31, 2007 Customers A and C had balances approximating 43% and 24% of net accounts receivable, respectively. Customer B did not have an outstanding balance at March 31, 2007. At March 31, 2006 Customers A, B and C had balances approximating 26%, 12% and 5% of net accounts receivable, respectively.

     12.  Subsequent Events

     On May 7, 2007, the Company received notification from the FDA that the Company's application for approval of a new manufacturing facility for Renacidin Irrigation was approved. The Company expects to begin production later this year or early in 2008.


RECENT ACCOUNTING PRONOUNCEMENTS

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

     In September 2006, the FSAB issued SFAS No. 158, "Employers Accounting for Defined Benefit Pension and other Postretirement Plans". SFAS No. 158 improves reporting obligations for pensions by recognizing the over-funded or under-funded status of plan as an asset or liability. The Company adopted the initial requirements in its fiscal year ended December 31, 2006. The pronouncement does not change how the plan assets and obligations are measured under SFAS 87 and SFAS 106 nor does it change the approach for measuring the annual benefit cost reported in earnings. Rather, it eliminates the provisions that permit assets and obligations to be measured as of the date not more than three months prior to the balance sheet date, instead requiring measurement as of the reporting date, which is effective for fiscal year ending December 31, 2008 for the Company. In addition the pronouncement requires previously unrecognized items, such as actuarial gains and unrecognized prior service costs or credits to be recognized in the balance sheet as a component of other comprehensive income (loss).

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (SFAS 159). SFAS 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS 157 is also adopted. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

     On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Corporation recognize the impact of a tax position in the financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. In accordance with the provisions of FIN 48, any cumulative effect resulting from the change in accounting principle is to be recorded as an adjustment to the opening balance of deficit. The adoption of FIN 48 did not result in a material impact on the Company's financial position or results of operations.

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

OVERVIEW

     The Company is a Delaware corporation that operates in two business segments: Guardian and Eastern. Guardian conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL(R) line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products, which are distributed primarily through drug wholesalers and surgical supply houses. There are also indirect sales to the Veteran's Administration and other government agencies in the United States, and to some hospitals and physicians.

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

Critical Accounting Policies

     As disclosed in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, the discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents and other intangible assets, and income taxes. Since December 31, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

     The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2006, and a comparison of the results of operations for the three months ended March 31, 2007 and March 31, 2006. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

     Revenue
     -------

     For the three-month period ended March 31, 2007, consolidated revenue increased $1,362,629 (47.6%) versus the comparable period in 2006. Guardian had a sales increase of $1,409,616 (54.6%) and Eastern had a sales decrease of $46,987 (16.6%).

     Guardian's  increase in sales was  primarily  attributable  to increases in
sales  in  its  three  main  product   categories   (pharmaceuticals,   cosmetic
ingredients, and medical products), as discussed below:

     (a) Pharmaceuticals: On March 1, 2007 Guardian increased prices on its pharmaceutical products, which resulted in customers purchasing unusually large quantities of product in February in order to avoid the price increase. The result was an increase in sales of $676,257 (119%) for the three months ended March 31, 2007 when compared with the same period in 2006. This increase was primarily attributable to the price increase. Because of the unusually large orders in February, sales in March were about half of what the average monthly sales would have been had there not been a price increase, and the Company expects sales of these products to continue to be lower for the next few months while its distributors work off the extra inventory, then gradually increase back to normal levels. The Company expects pharmaceutical sales for the full year to be comparable to 2006.

     (b) Cosmetic Ingredients: For the three months ended March 31, 2007 Guardian's sales of cosmetic ingredients increased by $622,438 (37.3%). Most of that increase was attributable to sales to one large distributor for distribution globally. Sales of the Company's line of Lubrajel products increased by $767,538 (39.6%), again attributable primarily to increased sales to that same distributor. The increase in sales was due to a general increase in business as opposed to any significant increase in the number of new customers, and most of the sales increases were attributable to increased sales in Western and Eastern Europe and Asia-Pacific. The Company cannot yet determine if such sales increases will continue for the balance of the year.

     (c) Medical (non-pharmaceutical) products: Sales of the Company's medical lubricants increased by $153,976 (42%) for the first three months of 2007 compared with the same period in 2006. This increase was attributable to the steadily increasing demand over the past three years for these products by the Company's existing customers as opposed to sales to any new customers.


     The decrease in Eastern sales is believed to be a continuation of the gradual decline in Eastern's sales over the past few years. Some of that decrease is attributable to normal fluctuations in Eastern's business, but much of the decrease was the result of the Company's continuing efforts to reduce Eastern's inventory levels, which has resulted in an inability to fill some orders from existing stock as it might have been able to do in the past. This is part of a continuing effort on the part of the Company to put more of its resources into the growth of Guardian. The Company is monitoring closely the profitability of Eastern and evaluating the advisability of discontinuing that operation, which it intends to do if and when it determines that the Eastern operation is no longer profitable.

     Cost of Sales
     -------------

     Cost of Sales as a percentage of sales decreased 4.3% from 47.2% for the three months ended March 31, 2006 to 42.9% for the comparable period in 2007. This decrease was primarily due to (a) a decrease in the cost of one of the Company's primary raw materials, and (b) a positive variance in overhead absorption created by an increase in production during the first quarter ended March 31, 2007 when compared with the same period in 2006.

     Operating Expenses
     ------------------

     Operating Expenses increased $89,082 (13.9%) for the three months ended March 31, 2007 compared with the comparable period in 2006. This increase was attributable to increases in medical costs, legal fees, Board of Director fees, freight costs, and payroll and payroll-related costs.

     Other Income
     ------------

     Other Income increased $44,970 (55.9%) for the three months ended March 31, 2007. The increase was mainly attributable to higher investment income, which was the result of higher investment balances and an increase in interest rates.

     Provision for Income Taxes
     --------------------------

     The Provision for Income Taxes increased $320,000 (97.1%) for the three months ended March 31, 2007 when compared with the comparable period in 2006. This increase was due to an $858,060 (90.2%) increase in earnings before taxes in 2007 as compared with 2006.

     The Company's effective income tax rate increased 1.3% from 34.6% for the three months ended March 31, 2006 to 35.9% for the comparable period in 2007.

Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from capital loss carryforwards, state taxes net of federal benefits, and foreign and domestic production tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $1,183,985 from $12,983,634 at December 31, 2006 to $14,167,619 at March 31, 2007. The current ratio increased from 7.6 to 1 at December 31, 2006 to 10.5 to 1 at March 31, 2007. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable from December 31, 2006 to March 31, 2007 offset by the increases in taxes payable and accrued expenses.

     The Company has no commitments for any further significant capital expenditures during the remainder of 2007, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

     The Company generated cash from operations of $1,678,545 and $154,373 for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase was primarily due to increases in net income from operations, inventory, and accrued expenses, offset by a decrease in accounts receivable.

     During the three-month period ended March 31, 2007 and March 31, 2006, $94,078 and $51,411 was used in investment activities, respectively. The change is mainly due to the reinvestment of investment income.

     Cash used in financing activities was $1,088,443 and $1,072,351 for the three months ended March 31, 2007 and March 31, 2006, respectively. The increase was due to a decrease in proceeds from the exercise of stock options in 2007 compared with 2006.

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

     a. Exhibits

        31.1 Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        32.2 Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K

     There was one report on Form 8-K filed during the fiscal quarter ended March 31, 2007. It was filed on March 28, 2007 and related to the issuance of an earnings release by the Company on March 28, 2007.


                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      UNITED-GUARDIAN, INC.
                                       (Registrant)

                                      By:  /S/ KENNETH H. GLOBUS
                                           ---------------------
                                           Kenneth H. Globus
                                           President


                                       By: /S/ ROBERT S. RUBINGER
                                           ----------------------
                                           Robert S. Rubinger
                                           Chief Financial Officer

Date:  May 8, 2007