Form 10QSB
period 2007-06-30
UNITED GUARDIAN INC
filed 2007-08-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   [X]    Quarterly report under Section 13 or 15(d) of the Securities
            Exchange Act of 1934

              For the quarterly period ended   June 30, 2007
                                               --------------

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

                                                                Yes [ ]  No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                        4,946,439 shares of common stock,
                            par value $.10 per share,
                             (as of August 1, 2007)

     Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]































                             Cover Page 2 of 2 Pages

                              UNITED-GUARDIAN, INC.

                                      INDEX

                                                                        Page No.
                                                                       ---------
Part I.  FINANCIAL INFORMATION

   Item 1 - Financial Statements

              Consolidated Statements of Income -  Three Months and Six
                Months ended June 30, 2007 and 2006 (unaudited).........     2

              Consolidated Balance Sheets -
                June 30, 2007 (unaudited) and December 31, 2006.........   3-4

              Consolidated Statements of Cash Flows - Six Months
                ended June 30, 2007 and 2006 (unaudited).............. .     5

              Consolidated Notes to (unaudited) Financial Statements....  6-13

   Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................... 13-18

   Item 3 - Controls and Procedures.....................................    18

Part II. OTHER INFORMATION

   Item 1 - Legal Proceedings...........................................    18

   Item 2 - Changes in Securities and Use of Proceeds...................    18

   Item 3 - Defaults Upon Senior Securities.............................    18

   Item 4 - Submission of Matters to a Vote of Security Holders.........    18

   Item 5 - Other Information........................................... 18-19

   Item 6 - Exhibits and Reports On Form 8-K............................    19

Signatures..............................................................    19

                          Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED-GUARDIAN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                   SIX MONTHS ENDED             THREE MONTHS ENDED
                                                       JUNE 30,                      JUNE 30,
                                                  2007          2006            2007          2006
                                                 ------        ------          ------        ------
Revenue:
  Net sales                                   $ 7,244,933   $ 5,921,812     $ 3,017,507   $ 3,057,015
                                               ----------    ----------      ----------    ----------
Costs and expenses:
  Cost of sales                                 3,114,295     2,793,799       1,301,269     1,441,188
  Operating expenses                            1,479,617     1,374,458         749,411       733,334
                                               ----------    ----------      ----------    ----------
                                                4,593,912     4,168,257       2,050,680     2,174,522
                                               ----------    ----------      ----------    ----------
      Income from operations                    2,651,021     1,753,555         966,827       882,493


Other income (expense):
  Investment income                               285,436       195,102         160,043       114,679
  Loss on sale of marketable securities              -             (349)           -             (349)
  Gain on sale of equipment                         5,000           -             5,000          -
  Other                                               (42)         (227)           -             (227)
                                                 ---------    ----------       ---------    ----------
      Income before income taxes                2,941,415     1,948,081       1,131,870       996,596

Provision for income taxes                      1,046,100       675,700         396,600       346,200
                                                ---------     ---------       ---------     ---------
      Net income                              $ 1,895,315   $ 1,272,381     $   735,270   $   650,396
                                                =========     =========       =========     =========
Earnings per common share
   (basic and diluted)                        $       .38   $       .26     $       .15   $       .13
                                                =========     =========       =========     =========
Weighted average shares - basic                 4,943,422     4,941,167       4,944,547     4,942,139
                                                =========     =========       =========     =========
Weighted average shares - diluted               4,945,382     4,944,600       4,945,877     4,944,876
                                                =========     =========       =========     =========










                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,         DECEMBER 31,
                                                2007               2006
                                            ------------       -------------
              ASSETS                         (UNAUDITED)         (AUDITED)
Current assets:
     Cash and cash equivalents           $   3,291,118      $    3,027,486
     Temporary investments                     541,669             527,825
     Marketable securities                   7,402,913           7,346,653
     Accounts receivable, net of
       allowance for doubtful accounts
       of 47,000 at June 30, 2007
       and December 31, 2006,
       respectively                          1,260,942           1,421,788
     Inventories (net)                       1,262,496           1,923,068
     Prepaid expenses and other
        current assets                         253,026             165,288
     Deferred income taxes                     557,761             534,761
                                           -----------         -----------
              Total current assets          14,569,925          14,946,869
                                           -----------         -----------

Property, plant and equipment:
     Land                                       69,000              69,000
     Factory equipment and fixtures          3,187,780           3,119,797
     Building and improvements               2,283,717           2,161,418
     Waste disposal plant                      133,532             133,532
                                           -----------         -----------
                                             5,674,029           5,483,747
       Less: Accumulated depreciation        4,724,296           4,634,954
                                           -----------         -----------
                                               949,733             848,793
                                           -----------         -----------

Other assets                                   148,430             148,430
                                           -----------         -----------
                                        $   15,668,088      $   15,944,092
                                           ===========         ===========


















                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              JUNE 30,         DECEMBER 31,
                                               2007                2006
                                          ---------------      ------------
                                            (UNAUDITED)         (AUDITED)
LIABILITIES AND
STOCKHOLDERS' EQUITY

Current liabilities:
   Dividends payable                       $     -             $1,087,271
   Accounts payable                           170,331             222,625
   Current loans payable                        7,988               7,988
   Taxes payable                              114,529              65,438
   Accrued expenses                           893,401             579,913
                                            ---------           ---------
         Total current liabilities          1,186,249           1,963,235
                                            ---------           ---------


 Loans payable                                 10,651              14,645
 Accrued pension liability                    675,847             706,162
 Deferred income taxes                         34,360              34,360
                                            ---------           ---------
                                              720,858             755,167
                                            ---------           ---------

Stockholders' equity:
   Common stock $.10 par value,
      authorized, 10,000,000 shares;
      5,008,639 and 5,004,339 shares
      issued, respectively, and
      4,946,439 and 4,942,139
      shares outstanding, respectively        500,864             500,434
   Capital in excess of par value           3,806,205           3,792,478
   Accumulated other comprehensive loss      (604,827)           (566,130)
   Retained earnings                       10,418,369           9,858,538
   Treasury stock, at cost; 62,200 shares    (359,630)           (359,630)
                                            ---------           ---------
         Total stockholders' equity        13,760,981          13,225,690
                                            ---------           ---------
                                         $ 15,668,088        $ 15,944,092
                                           ==========          ==========














                 See notes to consolidated financial statements

                                  UNITED-GUARDIAN, INC.
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                             ------------
                                                        2007             2006
                                                      --------         --------
Cash flows provided by operating activities:

  Net income                                       $ 1,895,315      $ 1,272,381
  Adjustments to reconcile net income
    to net cash flows from operations:
      Depreciation and amortization                    103,367           94,512
      Gain on sale of equipment                         (5,000)            -
      Realized loss on sale of marketable securities      -                 349
      Provision for doubtful accounts                     -             (11,212)
      Reduction in inventory obsolescence                 -              19,000
      Increase (decrease) in cash resulting from
        changes in operating assets and liabilities:
          Accounts receivable                          160,846           36,286
          Inventories                                  660,572         (502,300)
          Prepaid expenses and other current
            and non-current assets                     (87,738)         (42,373)
          Accounts payable                             (52,294)          42,016
          Accrued pension costs                        (30,315)            -
          Accrued expenses and taxes payable           362,579          156,352
                                                    ----------       ----------
      Net cash provided by operating activities      3,007,332        1,065,011
                                                    ----------       ----------
Cash flows from investing activities:

   Acquisition of property, plant and equipment       (204,307)         (26,905)
   Proceeds from sale of equipment                       5,000             -
   Net change in temporary investments                 (13,844)        (303,219)
   Purchase of marketable securities                  (117,957)         (93,803)
   Proceeds form sale of marketable securities            -             600,374
                                                    ----------       ----------
      Net cash (used in) provided by investing
         activities                                   (331,108)         176,447
                                                    ----------       ----------
Cash flows from financing activities:

   Payment of long term debt                            (3,994)            -
   Proceeds from exercise of stock options              14,157           14,040
   Dividends paid                                   (2,422,755)      (2,321,926)
                                                    ----------       ----------
     Net cash used in financing activities          (2,412,592)      (2,307,886)
                                                    ----------       ----------

Net increase (decrease) in cash and cash
      equivalents                                      263,632       (1,066,428)

Cash and cash equivalents at beginning of period     3,027,486        3,425,593
                                                    ----------       ----------
Cash and cash equivalents at end of period         $ 3,291,118      $ 2,359,165
                                                    ==========       ==========

                 See notes to consolidated financial statements

                              UNITED-GUARDIAN, INC.
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS

     1. In the opinion of the Registrant (also referred to hereinafter as the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2007 and the results of operations for the six months and three months ended June 30, 2007 and 2006. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

     2. The results of operations for the six months and three months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

     3. Stock-Based Compensation: At June 30, 2007, the Company had a stock-based compensation plan for its employees and Directors, which is more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

     The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

     At June 30, 2007 the Company had no share-based awards outstanding and exercisable and did not grant any options during the six months ended June 30, 2007.

     As of June 30, 2007 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

     The Company did not record any compensation expense during the six months and three months ended June 30, 2007 and 2006 under the provisions of FAS 123R.

     The Company received proceeds of $14,157 from the exercise of options for a total of 4,300 shares that were exercised during the six months ended June 30, 2007. The intrinsic value of those shares was $40,217. For the six months ended June 30, 2006 the Company received $14,040 from options exercised under all share-based payment arrangements.

     4. Marketable Securities

                                                                    Unrealized
    June 30, 2007                        Cost        Fair Value     Gain/(Loss)
    ------------------                 ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $3,001,026    $2,993,559     $    (7,467)
       Fixed income mutual funds        4,335,697     4,140,613        (195,084)
       Equity and other mutual funds      232,536       268,741          36,205
                                       ----------     -----------    -----------
                                       $7,569,259    $7,402,913     $  (166,346)
                                       ==========     ===========    ===========

                                                                     Unrealized
    December 31, 2006                     Cost        Fair Value     Gain/(Loss)
    -----------------                  ----------     ----------     -----------
     Available for Sale:
       U.S. Treasury and agencies      $3,001,026     $3,003,399     $    2,373
       Fixed income mutual funds        4,220,084      4,091,754       (128,330)
       Equity and other mutual funds      230,192        251,500         21,308
                                       ----------     -----------    -----------
                                       $7,451,302     $7,346,653     $ (104,649)
                                       ==========     ===========    ===========

     5. Inventories - Net

     Inventories consist of the following:        June 30,      December 31,
                                                    2007            2006
                                                ----------      ----------
     Raw materials and work in process          $  409,403      $  313,319
     Finished products and fine chemicals          853,093       1,609,749
                                                ----------      ----------
                                                $1,262,496      $1,923,068
                                                ==========      ==========

     One of the Company's pharmaceutical products, Renacidin Irrigation, is currently manufactured for the Company by a third party that had relocated production to a new facility, necessitating the filing of an application by the Company to the U.S. Food and Drug Administration ("FDA") to begin production in the new facility. While this application was pending the Company purchased additional inventory, which resulted in an increase of approximately $1 million in the Company's finished goods inventory at December 31, 2006 as compared with December 31, 2005. At June 30, 2007 the Company had approximately $475,000 of Renacidin Irrigation remaining. In May, 2007 the Company received FDA approval of its application.

     As of June 30, 2007, and December 31, 2006 the Company had reserves of $109,000 for slow moving and obsolete inventory.

     6. For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash  payments for taxes  were  $997,010 and $551,122  for the six months  ended
June  30,    2007  and  2006,  respectively.    No   payments    were  made  for
interest  during these periods.

     The Company paid dividends of $2,422,755 and $2,321,926 for the six months ended June 30, 2007 and 2006, respectively.

     7. Income Taxes/FIN 48 Disclosure

     The Company adopted the provisions of FIN 48 (see "RECENT ACCOUNTING PRONOUNCEMENTS") on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of January 1, 2007 and June 30, 2007, the Company did not have any unrecognized tax benefits.

     The Company files a consolidated Federal income tax return in the U.S. The Company and its subsidiaries file separate income tax returns i n New York State. The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS for years 2005 and 2006 and by New York State for years 2003 through 2006.

     The  Company's  policy is to  recognize  interest  and  penalties  in Other
Expense.

     8. Comprehensive Income (Loss)

     The components of comprehensive income (loss) are as follows:

                                                            Six months ended June 30,    Three months ended June 30,
                                                              2007            2006             2007            2006
                                                             ------          ------           ------          ------
Net income                                                $1,895,315      $1,272,381     $  735,270      $  650,396
                                                          ----------      ----------     ----------      ----------
Other comprehensive income (loss):
   Unrealized gain (loss) on marketable
     securities during period .....................          (61,697)        (99,078)       (88,888)        (62,351)
   Less reclassification adjustment for net
     losses included in net income                              -                374           -                374
                                                           ----------      ----------     ----------      ----------
   Other comprehensive income gain (loss) before tax         (61,697)        (98,704)       (88,888)        (61,977)

Income tax expense (benefit) related to other
   comprehensive income ...........................          (23,000)        (37,800)       (33,100)        (24,000)
                                                          ----------      ----------     ----------      ----------
Other comprehensive income (loss), net of tax......          (38,697)        (60,904)       (55,788)        (37,977)
                                                          ----------      ----------     ----------      ----------
Comprehensive income net of tax ...................       $1,856,618      $1,211,477     $  679,482      $  612,419
                                                          ==========      ==========     ==========      ==========

     Accumulated other comprehensive income (loss) comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

     At December 31, 2006, the Company included an adjustment to initially apply SFAS 158 of $500,481 in it's 2006 Comprehensive Income calculation in the Consolidated Statement of Stockholders' Equity. This amount should not have been included in the December 31, 2006 comprehensive income calculation. The Company intends to correct the comprehensive income presentation included in the Statement of Changes in Stockholders' Equity for the year ended December 31, 2006 in the next Form 10-KSB filing. This does not affect total stockholder's equity at December 31, 2006. The Comprehensive Income for the year ended December 31, 2006 is as follows:

                                            For the year ended December 31, 2006
                                            ------------------------------------
                                                  As Reported      As Revised
                                                  -----------      ----------
Adjustments to initially apply SFAS 158, net
of deferred income tax benefit of $297,800       $  (500,481)    $     -

Unrealized loss on marketable securities, net
of deferred income tax of $11,200                     18,716          18,716

Net Income                                         2,737,232       2,737,232
                                                   ---------       ---------
Comprehensive Income                             $ 2,255,467     $ 2,755,948
                                                   =========       =========

         9. Earnings Per Share

     The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006.

                                                          Six months ended                Three months ended
                                                              June 30,                          June 30,
                                                         2007           2006              2007           2006
                                                        ------         ------            ------         ------
Numerator:
   Net income                                        $1,895,315     $1,272,381        $  735,270     $  650,396
                                                      =========      =========         =========      =========
Denominator:
   Denominator for basic earnings
   per share (weighted average
   shares)                                            4,943,422      4,941,167         4,944,547      4,942,139

Effect of dilutive securities:
   Employee stock options                                 1,960          3,433             1,330          2,737
                                                      ---------      ---------         ---------      ---------

Denominator for diluted earnings
   per share (adjusted weighted-average
   shares) and assumed conversions                    4,945,382      4,944,600         4,945,877      4,944,876
                                                      =========      =========         =========      =========
Basic and diluted earnings per share                 $     0.38     $     0.26        $     0.15     $     0.13
                                                      =========      =========         =========      =========

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

                                                       Projected
                                                         2007            2006
                                                       ---------      ---------
Service cost - benefit earned                          $ 126,132      $ 111,449
Interest cost - projected benefit obligation             144,358        158,489
Expected return on plan assets                          (137,632)      (162,412)
Amortization of net loss                                  49,051         61,444
Effects of special events                                   -            91,817
Amortization of prior service costs                        7,461          7,461
                                                       ---------      ---------
Net periodic benefit costs                             $ 189,370      $ 268,248
                                                       =========      =========

     The Company has made contributions totaling $125,000 to the plan in each of the six-month periods ended June 30, 2007 and 2006. The Company expensed $94,685 and $88,246 for net periodic benefit costs for the six months ended June 30, 2007 and 2006, respectively.

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

     The accounting policies used to develop segment information correspond to those described in the summary of significant accounting policies as set forth in the Annual Report for the year ended December 31, 2006. Segment earnings or losses are based on earnings or losses from operations before income taxes. The reportable segments are distinct business units operating in different industries. They are separately managed, with separate marketing and distribution systems. The following information about the two segments is for the six and three months ended June 30, 2007 and 2006.

                                                                 Six months ended June 30,
                                                     2007                                            2006
                                     ------------------------------------            ------------------------------------
                                     GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                   ------------   ------------   -----------       ------------   ------------   -----------
Revenues from external customers   $ 6,760,706    $   484,227    $ 7,244,933       $ 5,384,005    $   537,807    $ 5,921,812
Depreciation and amortization           43,988           -            43,988            42,247           -            42,247
Segment income before income
  taxes                              2,740,625        (11,527)     2,729,098         1,784,295         46,064      1,830,359
Segment assets                       2,853,295        517,993      3,371,288         3,022,098        540,685      3,562,783
Capital expenditure                     67,668           -            67,668            18,803            -           18,803












Reconciliation to Consolidated Amounts
                                                                                  Six Months Ended June 30,
Income before income taxes                                           2007                                            2006
----------------------------                                     -----------                                     -----------
Total earnings for reportable segments                           $ 2,729,098                                     $ 1,830,359
Other income, net                                                    290,394                                         194,526
Corporate headquarters expense                                       (78,077)                                        (76,804)
                                                                  ----------                                      ----------
Consolidated earnings before income taxes                        $ 2,941,415                                     $ 1,948,081

                                                                  ==========                                      ==========
Assets
------
Total assets for reportable segments                             $ 3,371,288                                     $ 3,562,783
Corporate headquarters                                            12,296,800                                      10,561,413
                                                                  ----------                                      ----------
      Total consolidated assets                                  $15,668,088                                     $14,124,196
                                                                  ==========                                      ==========

                                                                 Three months ended June 30,
                                                      2007                                            2006
                                      ------------------------------------            ------------------------------------
                                      GUARDIAN       EASTERN         TOTAL            GUARDIAN       EASTERN         TOTAL
                                    ------------   ------------   -----------       ------------   ------------   -----------
 Revenues from external customers   $ 2,770,056    $   247,451    $ 3,017,507       $ 2,802,971    $   254,044    $ 3,057,015
 Depreciation and amortization           21,563           -            21,563            20,079           -            20,079
 Segment income before income
   taxes                                965,755         (3,777)       961,978           897,102         23,730        920,832


Reconciliation to Consolidated Amounts
                                                                                   Three Months Ended June 30,
  Income before income taxes                                           2007                                            2006
  ----------------------------                                     -----------                                     -----------
  Total earnings for reportable segments                           $   961,978                                     $   920,832
  Other income, net                                                    165,043                                         114,103
  Corporate headquarters expense                                         4,849                                         (38,339)
                                                                    ----------                                      ----------
  Consolidated earnings before income taxes                        $ 1,131,870                                     $   996,596
                                                                    ==========                                      ==========

Other Significant items
-----------------------
                                                                    Six  months ended June 30,
                                                     2007                                           2006
                                   ------------------------------------------       -------------------------------------------
                                     Segment                     Consolidated          Segment                     Consolidated
                                      Totals       Corporate        Totals              Totals        Corporate       Totals
                                   ------------   ------------   -------------      -------------   ------------   -------------
Capital expenditures                 $ 67,668       $136,639        $204,307          $ 18,803       $  8,102        $ 26,905
Depreciation and amortization          43,988         59,379         103,367            42,247         52,265          94,512

Geographic Information
----------------------
                                                               Six Months Ended June 30,
                                                       2007                                2006
                                           ---------------------------         ---------------------------
                                             Revenues      Long-Lived            Revenues      Long-Lived
                                                             Assets                              Assets
                                           -----------    -------------        -----------    -------------
United States                              $ 3,233,163   $      949,733        $ 2,413,974   $      880,873
France                                         704,673                             732,393
Other countries                              3,307,097                           2,775,445
                                           -----------    -------------        -----------    -------------
                                           $ 7,244,933   $      949,733        $ 5,921,812   $      880,873
                                           ===========    =============        ===========    =============


                                                     Revenues
                                           ---------------------------
                                               2007            2006
                                           -----------    -------------
Major Customers
---------------
Customer A (Guardian)**                    $ 3,057,229     $ 2,085,254
Customer B (Guardian)**                        557,001         607,277
All other customers                          3,630,703       3,229,281
                                           -----------     -----------
                                           $ 7,244,933     $ 5,921,812
                                           ===========     ===========

     ** At June 30, 2007 Customers A and B had balances approximating 38% and 15% of net accounts receivable, respectively. At June 30, 2006 Customers A and B had balances approximating 36% and 25% of net accounts receivable, respectively.


RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles, and expand disclosures about fair value measurements. SFAS No. 157 will be effective for fiscal years beginning after November 15, 2007, which for the Company will be the 2008 calendar (and fiscal) year. The Company is assessing the impact the adoption of SFAS No. 157 will have on the Company's consolidated financial position and results of operations.

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

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

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

     While the Company does have competition in the marketplace for some of its products, many of its products or processes are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, chemical, or health care companies. Guardian's research and development department is actively working on the development of new products to expand the Company's personal care products line.

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

     The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2006, and a comparison of the results of operations for the six and three months ended June 30, 2007 and June 30, 2006. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

     Revenue
     -------

     For the six-month period ended June 30, 2007, consolidated revenue increased $1,323,121 (25.6%) versus the comparable period in 2006. Guardian had a sales increase of $1,376,701 (25.5%) and Eastern had a sales decrease of $53,580 (10.0%).

     For the three-month period ended June 30, 2007, consolidated revenue decreased $39,508 (1.3%) versus the comparable period in 2006. Guardian had a sales decrease of $32,915 (1.2%) and Eastern had a sales decrease of $6,593 (2.6%).

     Guardian's increase in sales for the six months ended June 30, 2007 was primarily attributable to increases in sales in two product lines:

     (a) Pharmaceuticals: On March 1, 2007 Guardian increased prices on its pharmaceutical products, which resulted in customers purchasing unusually large quantities in February in advance of the price increase. The result was an increase in sales of $368,000 (32%) for the six months ended June 30, 2007 when compared with the same period in 2006. The Company expects sales of these products to continue to be lower than average each month until the end of the third quarter while its distributors work off the additional inventory, then gradually increase back to normal levels (based on what has happened after price increases in the past). The Company expects pharmaceutical sales for the full year to be comparable to 2006.

     (b) Personal Care Products: For the six months ended June 30, 2007 Guardian's sales of personal care products increased by $1,012,000 (30%). That increase was primarily attributable to increased sales to one of the Company's marketing partners for distribution globally. Almost all of that increase in sales of personal care products was due to increases in sales of the Company's extensive line of Lubrajel-based products. The increase in sales was due to a general increase in demand for these products. The Company cannot yet determine if such sales increases will continue for the balance of the year.

     In addition to the large increase in both pharmaceutical and personal care products sales there was also an increase in sales of the Company's medical (non-pharmaceutical) products, which increased by $78,000 (10.0%) for the first six months of 2007 compared with the same period in 2006. This increase was attributable to the steadily increasing demand over the past three years for these products by the Company's existing customers as opposed to sales to any new customers.

     Guardian's decrease in sales for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to:

     (a) A decrease of $308,000 (52%) in the Company's sales of pharmaceutical products, which was the result of the additional buying that took place in February because of the price increase that went into effect on March 1st (see details above).

     (b) A decrease of $75,000 (17%) in sales of its medical (non-pharmaceutical products). The Company believes that this was attributable to normal variability in the buying patterns as opposed to any real decline in demand for these products.

     These decreases (plus some other smaller decreases) were almost entirely offset by an increase of $390,000 (22%) in sales of the Company's personal care products. The Company believes that this increase was primarily the result of the timing of orders rather than any significant increase in demand for these products.

     The decline in sales of the Company's Eastern Chemical Corporation subsidiary is a result of the continuing implementation of management's previous decision to place more emphasis on, and resources into, the growth of the Company's Guardian Laboratories division. As a result, inventory levels have continued their planned decline, which has resulted in Eastern's inability to fill some orders that it might have been able to fill in the past. The Company continues to closely monitor Eastern and evaluate the advisability of discontinuing that operation.

     Cost of Sales
     -------------

     Cost of sales as a percentage of sales decreased 4.2% from 47.2% for the six months ended June 30, 2006 to 43.0% for the comparable period in 2007. For the three months ended June 30, 2006 compared with the three months ended June 30, 2007, cost of sales as a percentage of sales decreased from 47.1% to 43.1%. These decreases are primarily due to (a) a decrease in the cost of one of the Company's primary raw materials; (b) the implementation of a price increase in March, 2007 on one of the Company's pharmaceutical products; and (c) a positive variance in overhead absorption created by an increase in production during the six and three months ended June 30, 2007 when compared with the same period in 2006.

     Operating Expenses
     ------------------

     Operating Expenses increased $105,159 (7.7%) for the six months ended June 30, 2007 compared with the comparable period in 2006. For the three months ended June 30, 2007 operating expenses increased $16,077 (2.2%) when compared with the comparable period in 2006. This increase was attributable to increases in medical costs, legal fees, Board of Director fees, freight costs, and payroll and payroll-related costs.

     Other Income
     ------------

     Other Income increased $95,868 (49.3%) for the six months ended June 30, 2007 and $50,940 (44.6%) for the three months ended June 30, 2007 when compared with the comparable periods in 2006. The increase was mainly attributable to higher investment income, which was the result of higher investment balances and an increase in interest rates.

     Provision for Income Taxes
     --------------------------

     The provision for income taxes increased $370,400 (54.8%) for the six months ended June 30, 2007 when compared with the comparable period in 2006. This increase is due to a $993,334 (51.0%) increase in earnings before taxes in 2007 compared to 2006.

     Provision for income taxes increased $50,400 (14.6%) for the three months ended June 2007 when compared to the comparable period in 2006. This increase was due to a $135,274 (13.6%) increase in earnings before taxes for the three months ended June 30, 2007 when compared with 2006.

     The Company's effective income tax rate increased .9% from 34.7% for the six months ended June 30, 2006 to 35.6% for the comparable period in 2007. The Company's effective income taxes increased .3% from 34.7% to 35.0% for the three months ended June 30, 2006 when compared to 2007. Differences in the effective income tax rate from the statutory federal incometax rate arise primarily from capital loss carryforwards, state taxes net of federal benefits, and foreign and domestic production tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital increased by $400,042 from $12,983,634 at December 31, 2006 to $13,383,676 at June 30, 2007. The current ratio increased from 7.6 to 1 at December 31, 2006 to 12.3 to 1 at June 30, 2007. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable from December 31, 2006 to June 31, 2007, partially offset by the increases in taxes payable and accrued expenses.

     The Company has no commitments for any further significant capital expenditures during the remainder of 2007, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

     The Company generated cash from operations of $3,007,332 and $1,065,011 for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase was primarily due to increases in net income from operations, and accrued expenses, offset by a decrease in inventory and accounts receivable

     During the six-month period ended June 30, 2007 $331,108 was used in investing activities, primarily for building improvements and the purchase of equipment. For the six-month period ending June 30, 2006 $176,447 was provided by investing activities, primarily from the sale of marketable securities.

     Cash used in financing activities was $2,412,592 and $2,307,886 for the six months ended June 30, 2007 and June 30, 2006, respectively. The increase is mainly due to an increase in dividends paid in the second quarter of $.27 per share in 2007 when compared to $.25 per share in 2006.

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

ITEM 1 - LEGAL PROCEEDINGS: NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS: NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES: NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS: NONE

ITEM 5 - OTHER INFORMATION:

     On July 10, 2007 the Company received a letter from the Market Regulation Department of the National Association of Securities Dealers (the "NASD"), on behalf of the American Stock Exchange, advising the Company that the NASD is conducting a review of trading activity in the Company's common stock from April 2, 2007 through May 7, 2007. In that letter, the NASD requested various documents and information related to the Company's subsequent earnings announcement on May 8, 2007.

     Management of the Company is cooperating fully with this review and has already provided to the NASD the information it requested, and has offered to provide any additional information that it needs. The NASD letter states that its inquiry should not be construed as an indication that the NASD has determined that any violations of American Stock Exchange rules or federal securities laws have occurred, or a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.

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

        32.2 Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K

     There were two reports on Form 8-K filed during the fiscal quarter ended June 30, 2007. The first was filed on May 8, 2007 and related to the issuance of an earnings release by the Company on May 8, 2007. The second was filed on May 18, 2007 and related to the declaration of a $.27 per share dividend by the Company's Board of Directors on May 16, 2007.

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

Date:  August 8, 2007