Form 10QSB
period 2007-09-30
UNITED GUARDIAN INC
filed 2007-11-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

þ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended    September 30, 2007

¨ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

               For the transition period from      _______  to  ______

                                                                                             Commission File Number: 1-10526

UNITED-GUARDIAN, INC.
(Exact Name of Registrant as Specified in Its Charter)

                                  Delaware                                                                                                                                            11-1719724
               (State or Other Jurisdiction of                                                                                                            (I.R.S. Employer Identification No.)
               Incorporation or Organization)

230 Marcus Boulevard, Hauppauge, New York 11788
(Address of Principal Executive Offices)

(631) 273-0900
(Registrant’s Telephone Number)

                                                                 N/A
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
                                                                                                                                                                                 Yes   ☑          No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

                                                                                                                                             Yes   ☐          No  ☑

Cover Page 1 of 2

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                                                                                                                                      Yes  ☐   No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

4,946,439 shares of common stock,
par value $.10 per share,
(as of November 1, 2007)

    Transitional Small Business Disclosure Format (Check one):                                               Yes   ☐        No ☑

Cover Page 2 of 2

q-3rdqtr2007nocp.htm -- Converted by SEC Publisher, created by BCL Technologies Inc., for SEC Filing

UNITED-GUARDIAN, INC.
INDEX
Page No.
Part I. FINANCIAL INFORMATION

Item 1 - Financial Statements

Consolidated Statements of Income - Three Months and Nine Months
ended September 30, 2007 and 2006 (unaudited)	2

Consolidated Balance Sheets - September 30, 2007 (unaudited) and
December 31, 2006	3-4

Consolidated Statements of Cash Flows - Nine Months ended
September 30, 2007 and 2006 (unaudited)	5

Consolidated Notes to (unaudited) Financial Statements	6-11

Item 2 - Management's Discussion and Analysis of Financial Condition
and Results of Operations	12-16

Item 3 - Controls and Procedures	16-17

Part II. OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Changes in Securities and Use of Proceeds	17

Item 3 - Defaults Upon Senior Securities	17

Item 4 - Submission of Matters to a Vote of Security Holders	17

Item 5 - Other Information	17

Item 6 - Exhibits and Reports On Form 8-K	17-18

Signatures	18

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2007	2006	2007	2006
Revenue from continuing operations:
Net sales	$9,408,156	$8,139,067	$2,647,450	$2,755,062

Costs and expenses:
Cost of sales	3,767,963	3,718,592	973,992	1,263,118
Operating expenses	1,892,257	1,788,445	559,113	540,861
	5,660,220	5,507,037	1,535,105	1,803,979
Income from continuing
operations	3,747,936	2,632,030	1,114,345	951,083

Other income (expense):
Investment income	425,935	303,718	140,499	108,616
Loss on sale of marketable
securities	--	(1,134)	--	(785)
Gain on sale of equipment	5,000	--	--	--
Other	(42)	(1,060)	--	(833)

Income from continuing
operations before income
taxes	4,178,829	2,933,554	1,254,844	1,058,081
Provision for income taxes	1,482,300	1,017,800	442,700	369,200

Income from continuing
operations	2,696,529	1,915,754	812,144	688,881

(Loss) income from
discontinued operations,
net of income tax	(18,009)	67,495	(28,939)	21,987

Net Income	$2,678,520	$1,983,249	$783,205	$710,868

Earnings per common share
(Basic and Diluted):
Continuing operations	$.54	$.39	$.16	$.14
Discontinued operations	--	.01	--	--
Total—Basic and diluted	$.54	$.40	$.16	$.14

Weighted average shares - basic	4,944,439	4,941,494	4,946,439	4,942,139

Weighted average shares - diluted	4,945,746	4,944,637	4,946,439	4,944,876

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER	DECEMBER
ASSETS	30,	31,
	2007	2006
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$3,440,233	$2,813,096

Temporary investments	548,720	527,825

Marketable securities	7,624,177	7,346,653
Accounts receivable, net of allowance for doubtful
accounts of $35,000 at September 30, 2007 and
December 31, 2006, respectively	1,077,369	1,343,712
Inventories (net)	1,317,239	1,789,277
Prepaid expenses and other current assets	145,986	165,288
Deferred income taxes	515,261	534,761
Assets held for sale	562,211	426,257
Total current assets	15,231,196	14,946,869
Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,201,400	3,119,797
Building and improvements	2,329,027	2,161,418
Waste disposal plant	133,532	133,532
	5,732,959	5,483,747
Less: Accumulated depreciation	4,770,646	4,634,954
	962,313	848,793
Other assets	148,430	148,430

TOTAL ASSETS	$16,341,939	$15,944,092

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:		September 30,	December 31,
		2007	2006
		(UNAUDITED)	(AUDITED)
Dividends payable	$	---	$1,087,271
Accounts payable		213,973	190,255
Current loans payable		7,988	7,988
Taxes payable		75,756	65,438
Accrued expenses		642,674	525,923
Liablilties held for sale		94,413	86,360
Total current liabilities		1,034,804	1,963,235
Loans payable		8,654	14,645
Accrued pension liability		648,189	706,162
Deferred income taxes		34,360	34,360
Total long term liabilities		691,203	755,167

Stockholders’ equity:
Common stock $.10 par value, authorized,
10,000,000 shares; 5,008,639 and
5,004,339 shares issued, respectively,
and 4,946,439 and 4,942,139 shares
outstanding, respectively		500,864	500,434
Capital in excess of par value		3,806,205	3,792,478
Accumulated other comprehensive loss		(533,081)	(566,130)
Retained earnings		11,201,574	9,858,538
Treasury stock, at cost; 62,200 shares		(359,630)	(359,630)
Total stockholders’ equity		14,615,932	13,225,690

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$16,341,939	$15,944,092

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	NINE MONTHS ENDED
	SEPTEMBER 30,

	2007	2006
Cash flows provided by operating activities:
Net income continuing operations	$2,696,529	$1,915,754
Adjustments to reconcile net income to net cash flows
from operations:
Depreciation and amortization	149,717	144,348
(Loss) income from discontinued operations	(18,009)	67,495
Net cash (used in) provided by discontinued
operations	(127,901)	9,872
Gain on sale of equipment	(5,000)	---
Realized loss on sale of marketable securities	---	1,134
Provision for doubtful accounts	---	(11,212)
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	266,344	(432,422)
Inventories	472,038	(960,708)
Prepaid expenses and other current
and non-current assets	19,302	26,438
Accounts payable	23,717	89,021
Accrued pension costs	(57,973)	---
Accrued expenses and taxes payable	127,069	13,268
Net cash provided by operating activities	3,545,833	862,988

Cash flows from investing activities:
Acquisition of property, plant and equipment	(263,237)	(67,845)
Proceeds from sale of equipment	5,000	---
Net change in temporary investments	(20,895)	(65,187)
Purchase of marketable securities	(524,975)	(1,646,827)
Proceeds from sale of marketable securities	300,000	2,100,718
Net cash (used in) provided by
investing activities	(504,107)	320,859

Cash flows from financing activities:
Payment of long term debt	(5,991)	---
Proceeds from exercise of stock options	14,157	14,040
Dividends paid	(2,422,755)	(2,321,926)
Net cash used in financing activities	(2,414,589)	(2,307,886)

Net increase (decrease) in cash and cash equivalents	627,137	(1,124,039)
Cash and cash equivalents at beginning of period	2,813,096	3,282,169
Cash and cash equivalents at end of period	$3,440,233	$2,158,130

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of the Registrant (also referred to hereinafter as the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2007 and the results of operations for the nine months and three months ended September 30, 2007 and 2006. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report on Form 10-KSB for the year ended December 31, 2006.

2.	The results of operations for the nine months and three months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year.

3.	Stock-Based Compensation: At September 30, 2007, the Company had a stock-based compensation plan for its employees and Directors, which is more fully described in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

As of September 30, 2007 the Company had no share-based awards outstanding and exercisable and did not grant any options during the nine months ended September 30, 2007.

As of September 30, 2007 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense under the provisions of FAS 123R during the nine months and three months ended September 30, 2007 and 2006.

The Company received proceeds of $14,157 from the exercise of options for a total of 4,300 shares that were exercised during the nine months ended September 30, 2007. The intrinsic value of those shares was $40,217. For the nine months ended September 30, 2006 the Company received $14,040 from options exercised under all share-based payment arrangements.

4.	Marketable Securities

			Unrealized
September 30, 2007	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies	$3,052,052	$3,077,117	$25,065
Fixed income mutual funds	4,390,653	4,272,890	(117,763)
Equity and other mutual funds	233,571	274,170	40,599
	$7,676,276	$7,624,177	$(52,099)

			Unrealized
December 31, 2006	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies	$3,001,026	$3,003,399	$2,373
Fixed income mutual funds	4,220,084	4,091,754	(128,330)
Equity and other mutual funds	230,192	251,500	21,308
	$7,451,302	$7,346,653	$(104,649)

5.	Inventories - Net

		September 30,	December 31,
		2007	2006
	Inventories consist of the following:
	Raw materials and work in process	$428,100	$313,319
	Finished products	889,139	1,475,958
		$1,317,239	$1,789,277

One of the Company's pharmaceutical products, Renacidin Irrigation, is currently manufactured for the Company by a third party that had relocated production to a new facility, necessitating the filing of an application by the Company to the U.S. Food and Drug Administration ("FDA") to begin production in the new facility. While this application was pending the Company purchased additional inventory, which resulted in an increase of approximately $1 million in the Company's finished goods inventory at December 31, 2006 as compared with December 31, 2005. At September 30, 2007 the Company had approximately $320,000 of Renacidin Irrigation remaining on hand. In May 2007 the Company received FDA approval of its application for the new facility to begin production.

As of September 30, 2007, and December 31, 2006 the Company had reserves of $39,000 for slow moving and obsolete inventory.

6.	For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,460,728 and $836,802 for the nine months ended September 30, 2007 and 2006, respectively. No payments were made for interest during these periods.

The Company paid dividends of $2,422,755 and $2,321,926 for the nine months ended September 30, 2007 and 2006, respectively.

7.	Income Taxes/FIN 48 Disclosure

The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of January 1, 2007 and September 30, 2007, the Company did not have any unrecognized tax benefits.

In the past, the Company has filed consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS for years 2005 and 2006 and by New York State for years 2004 through 2006.

The Company's policy is to recognize interest and penalties in Other Expense.

8.	Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Nine months ended		Three months ended
	September 30,		September 30
	2007	2006	2007	2006

Net income from continuing operations	$2,696,529	$1,915,754	$812,144	$688,881

Other comprehensive income
Unrealized gain on marketable
securities during period	52,548	18,468	114,246	117,546
Reclassification adjustment for net
losses included in net income	--	1,158	--	784

Other comprehensive income gain
before tax	52,548	19,626	114,246	118,330

Income tax expense related to
other comprehensive income	19,500	7,200	42,500	45,000

Other comprehensive income, net of tax	33,048	12,426	71,246	73,330

Comprehensive income net of tax	$2,729,577	$1,928,180	$883,890	$762,211

Accumulated other comprehensive income (loss) comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

At December 31, 2006, the Company included an adjustment of $500,481 to initially apply SFAS 158 in it's 2006 Comprehensive Income calculation in the Consolidated Statement of Stockholders' Equity. This amount should not have been included in the December 31, 2006 comprehensive income calculation. The Company intends to correct the comprehensive income presentation included in the Statement of Changes in Stockholders' Equity for the year ended December 31, 2006 in its next Form 10-KSB filing. This does not affect total stockholder's equity at December 31, 2006. The Comprehensive Income for the year ended December 31, 2006 is as follows:

	For the year ended December 31,
	2006
	As Reported		As Revised

Adjustments to initially apply SFAS 158, net of
deferred income tax benefit of $297,800	$(500,481)	$	---

Unrealized loss on marketable securities, net
of deferred income tax of $11,200	18,716		18,716

Net Income	2,737,232		2,737,232

Comprehensive Income	$2,255,467		$2,755,948

9.	Discontinued Operations

During the three months ended September 30, 2007, the Company’s Board of Directors decided to sell the Company’s Eastern Chemical Corporation (“Eastern”) subsidiary, and directed management to look into possible buyers for that business. Several years ago the Company had discussions with several companies that were interested in purchasing Eastern, and was close to signing an agreement with one of them but could not agree on the final terms. That company and one other company that had also expressed an interest in buying Eastern, were contacted again, and both submitted purchase offers. On October 1, 2007 the Company entered into a Letter of Intent with one of those companies, and expects to enter into a definitive agreement by the end of November, with the goal of completing the sale by the end of December, 2007. As a result, Eastern is classified as discontinued operations for all periods presented.

The table below sets forth the Company’s best estimate of the results of operations of the Eastern subsidiary. Since the Eastern operation was always consolidated into Guardian’s operations, there were never separate audited financial statements for Eastern, and some of Guardian’s overhead was previously allocated to Eastern in determining segment information in previous financial statements. The results below do not include any allocated or common overhead expenses. In accordance with FAS 144, the gain on the sale of Eastern and any additional operating income or losses or changes in the values of Eastern's assets or liabilities, as well as any gain or loss on the sale of Eastern will be reflected in the Company’s statement of financial condition and the results of discontinued operations.

The results of operations of the Eastern subsidiary for the three and nine month periods ended September 30th 2006 and 2007, and the financial position as of December 31, 2006 and September 30, 2007, were as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Results of Operations:
Revenue	$663,358	$803,111	$179,131	$265,304
Less:
Cost of goods sold	(448,921)	(517,259)	(128,597)	(178,934
General and Administrative	(243,246)	(178,157)	(96,773)	(51,283
(Loss) income before income taxes	(28,809)	107,695	(46,239)	35,087
Income tax (benefit) provision	(10,800)	40,200	(17,300)	13,100
(Loss) income on discontinued
operations	$(18,009)	$67,495	$(28,939)	$21,987

	September 30,	December 31,
	2007	2006
Financial position:
Net current assets:
Current assets	$562,211	$426,257
Current Liabilities	(94,413)	(86,360)
Net current assets from
discontinued operations	$467,798	$339,897

10.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006.

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Net income from continuing
operations	$2,696,529	$1,915,754	$812,144	$688,881
Net (loss) income from discontinued
operations	(18,009)	67,495	(28,939)	21,987
Net income	$2,678,520	$1,983,249	$783.205	$710,868

Denominator:
Denominator for basic earnings per
share (weighted average shares)	4,944,439	4,941,494	4,946,439	4,942,139

Effect of dilutive securities:
Employee stock options	1,307	3,143	--	2,737

Denominator for diluted earnings per
share (adjusted weighted-average
shares) and assumed conversions	4,945,746	4,944,637	4,946,439	4,944,876

Basic and diluted earnings per share:
Continuing operations	$.54	$.39	$.16	$.14
Discontinued operations	--	.01	--	--
Total—Basic and diluted	$.54	$.40	$.16	$.14

10.	The Company sponsors a non-contributory defined benefit plan for its employees and has adopted FAS 158 (see "RECENT ACCOUNTING PRONOUNCEMENTS") effective December
             31, 2006. A measurement period from October 1, 2005 to October 1, 2006 has been used for the year ended December 31, 2006. The following table sets forth the components of the projected net periodic benefit costs for the years ending December 31, 2007 and ended
December 31, 2006.

	2007	2006
	(projected)
Service cost - benefit earned	$ 126,132	$111,449
Interest cost - projected benefit obligation	144,358	158,489
Expected return on plan assets	(137,632)	(162,412)
Amortization of net loss	49,051	61,444
Effects of special events	--	91,817
Amortization of prior service costs	7,461	7,461
Net periodic benefit costs	$ 189,370	$268,248

The Company has made contributions totaling $200,000 to the plan in each of the nine month periods ended September 30, 2007 and 2006. The Company expensed $142,027 and $132,324 for net periodic benefit costs for the nine months ended September 30, 2007 and 2006, respectively.

12.	Nature of Business

(a) Gross Revenues

	Nine Months ended September 30,		Three Months ended September 30,
	2007	2006	2007	2006

Personal Care	$6,155,804	$5,109,725	$1,728,661	$1,694,546
Pharmaceuticals	1,996,442	1,745,213	463,116	580,029
Medical	1,339,371	1,301,040	448,175	489,155
Industrial	94,381	103,633	35,866	30,695
	$9,585,998	$8,259,611	$2,675,818	$2,794,425

(b) Geographic Information
	Nine months Ended September 30,

		2007		2006
			Long-Lived		Long-Lived
	Revenues		Assets	Revenues	Assets

United States	$4,031,588		$962,313	$3,615,138	$871,976
France	994,877			1,052,692
Other countries	4,381,691			3,471,237
	$9,408,156		$962,313	$8,139,067	$871,976

(c) Major Customers
		Revenues
	2007		2006
Customer A (Guardian)*	$4,208,477		$3,071,648
Customer B (Guardian)*	758,295		868,393
All other customers	4,441,384		4,199,026
	$9,408,156		$8,139,067

* At September 30, 2007 customers A and B had balances approximating 27% and 16% of net accounts receivable, respecitively. At
  September 30, 2006 customers A and B had balances approximating 38% and 13% of accounts receivable, respectively.

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The products manufactured by Guardian are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL(R) line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products, which are distributed primarily through drug wholesalers. There are also indirect sales to the Veteran's Administration and other government agencies in the United States, and to some hospitals and physicians. Guardian's pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide primarily by its marketing partners, the largest of which is International Specialty Products Inc. ("ISP"). Approximately one-half of Guardian's personal care products will be sold to foreign customers, either directly or through its marketing partners. While the Company does have competition in the marketplace for some of its products, many of its products or processes are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, chemical, or health care companies. Guardian's research and development department is actively working on the development of new products to expand the Company's personal care products line.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2006, and a comparison of the results of operations for the nine and three months ended September 30, 2007 and September 30, 2006. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

RESULTS OF OPERATIONS

Revenue

For the nine-month period ended September 30, 2007 revenue increased $1,269,089 (15.6%) as compared with the comparable period in 2006.

For the three-month period ended September 30, 2007, revenue decreased $107,612 (3.9%) compared with the comparable period in 2006.

Guardian's increase in sales for the nine months ended September 30, 2007 was primarily attributable to increases in sales in two product lines:

(a)	Pharmaceuticals: On March 1, 2007 Guardian increased prices on its pharmaceutical products, which resulted in customers purchasing unusually large quantities in February in advance of the price increase. The result was an increase in sales of $251,229 (14%) for the nine months ended September 30, 2007 when compared with the same period in 2006. The Company expects sales of these products to continue to be lower than average each month until the fourth quarter while its distributors work off the additional inventory, then gradually increase back to normal levels (based on what has happened after price increases in the past). The Company expects pharmaceutical sales for the full year to be comparable to or slightly higher than in 2006.

(b)

Personal Care Products: For the nine months ended September 30, 2007 Guardian's sales of personal care products increased by $1,046,079 (20%). That increase was primarily attributable to increased sales to one of the Company's marketing partners for distribution globally. Almost all of that increase in sales of personal care products was due to increases in sales of the Company's extensive line of Lubrajel-based products. The increase in sales was due to a general increase in demand for these products. The Company cannot yet determine if such sales increases will continue for the balance of the year.

In addition to the large increase in both pharmaceutical and personal care products sales there was also an increase in sales of the Company's medical (non-pharmaceutical) products, which increased by $38,331 (3.0%) for the first nine months of 2007 compared with the same period in 2006. This increase was attributable to the steadily increasing demand over the past three years for these products by the Company's existing customers as opposed to sales to any new customers. These increases were offset by decreases in other product lines and increases in sales allowance.

Guardian's decrease in sales for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to the net of:

(a)	A decrease of $116,913 (20%) in the Company's sales of pharmaceutical products in the third quarter, which was the result of the additional buying that took place in February as a result of the price increase that went into effect on March 1st (see details above).

(b)	A decrease of $40,980 (1%) in sales of its medical use products. The Company believes that this was attributable to normal variability in the buying patterns as opposed to any real decline in demand for these products.

(c)	An increase of $34,115 (2%) in sales of the Company's personal care products. The Company believes that this increase was primarily the result of the timing of orders rather than any significant increase in demand for these products.

Cost of Sales

Cost of sales as a percentage of sales decreased from 45.7% for the nine months ended September 30, 2006 to 40.0% for the comparable period in 2007. For the three months ended September 30, 2006 compared with the three months ended September 30, 2007, cost of sales as a percentage of sales decreased from 45.8% to 36.8% . These decreases are primarily due to (a) a decrease in the cost of one of the Company's primary raw materials; (b) the implementation of a price increase in March, 2007 on one of the Company's pharmaceutical products; and (c) a positive variance in overhead absorption created by an increase in production during the nine and three months ended September 30, 2007 when compared with the same period in 2006.

Operating Expenses

Operating Expenses increased $103,812 (5.8%) for the nine months ended September 30, 2007 compared with the comparable period in 2006. For the three months ended September 30, 2007 operating expenses increased $18,252 (3.4%) when compared with the comparable period in 2006. This increase was attributable to increases in medical costs, legal fees, Board of Director fees, and payroll and payroll-related costs.

Other Income

Other Income increased $129,369 (42.9%) for the nine months ended September 30, 2007 and $33,501 (31.3%) for the three months ended September 30, 2007 when compared with the comparable periods in 2006. The increase was mainly attributable to higher investment income, which was the result of higher investment balances and an increase in interest rates.

Provision for Income Taxes

The provision for income taxes increased $464,500 (45.6%) for the nine months ended September 30, 2007 when compared with the comparable period in 2006. This increase was due to a $1,245,275 (42.4%) increase in earnings before taxes in 2007 compared with 2006. The provision for income taxes increased $73,500 (19.9%) for the three months ended September 30, 2007 compared with the comparable period in 2006. This increase was due to a $196,763 (18.6%) increase in earnings before taxes for the three months ended September 30, 2007 when compared with 2006.

The Company's effective income tax rate increased from 34.7% for the nine months ended September 30, 2006 to 35.5% for the comparable period in 2007. For the three months ended September 30, 2006 the effective income tax rate increased from 34.9% to 35.3% . Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from capital loss carry forwards, state taxes net of federal benefits and foreign and domestic production tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,212,757 from $12,983,635 at December 31, 2006 to $14,196,392 at September 30, 2007. The current ratio increased from 7.9 to 1 at December 31, 2006 to 16.1 to 1 at September 30, 2007. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable, accounts receivable and inventory from December 31, 2006 to September 30, 2007, partially offset by the increases in cash and marketable securities, and accrued expenses.

The Company has no commitments for any further significant capital expenditures during the remainder of 2007, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

The Company generated cash from operations of $3,545,833 and $862,988 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase was primarily due to increases in net income from operations, and accrued expenses, offset by a decrease in inventory and accounts receivable During the nine-month period ended September 30, 2007, $504,107 was used in investing activities, primarily for building improvements and the purchase of equipment as well as purchases of marketable securities. For the nine-month period ended September 30, 2006 $320,859 was provided by investing activities, primarily from the sale of marketable securities.

Cash used in financing activities was $2,414,589 and $2,307,886 for the nine months ended September 30, 2007 and September 30, 2006, respectively. The increase was mainly due to an increase in dividends paid, with the Company paying a dividend of $0.27 per share in the second quarter of 2007 compared with $0.25 per share in the second quarter of 2006.

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

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  NONE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 NONE

ITEM 5 - OTHER INFORMATION

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

b. Reports on Form 8-K

There were two reports on Form 8-K filed during the fiscal quarter ended September 30, 2007. The first was filed on August 10, 2007 and related to the issuance of an earnings release by the Company on August 8, 2007. The second was filed on September 10, 2007 and related to the issuance of a press release indicating that the Company intended to sell its Eastern Chemical Corporation subsidiary.

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

                                                                                                                            UNITED-GUARDIAN, INC.
                                                                                                                                       (Registrant)

                                                                                                                           By: /S/ KENNETH H. GLOBUS
                                                                                                                                 Kenneth H. Globus
                                                                                                                                 President

                                                                                                                           By: /S/ ROBERT S. RUBINGER
                                                                                                                                 Robert S. Rubinger
                                                                                                                                 Chief Financial Officer

Date: November 13, 2007