Form 10KSB
period 2007-12-31
UNITED GUARDIAN INC
filed 2008-03-27
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

¨	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to ____________

Commission file number 1-10526

UNITED-GUARDIAN, INC.
(Name of registrant as specified in its charter)

Delaware	11-1719724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

230 Marcus Blvd., Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 273-0900

Securities registered pursuant to Section l2(b) of the Act:
Title of each class Name of each exchange on which registered Common Stock, $.10 par value American Stock Exchange

Securities registered pursuant to Section l2(g) of the Act:
None

Cover Page 1 of 2

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                         Yes o     No þ

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
                                         Yes o    No þ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yesþ  Noo

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   þ

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ¨ Accelerated filer ¨	Non-accelerated filer ¨	Smaller reporting company þ
(Do not check if a smaller
reporting company.)

       Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ¨  No þ

     As of the last business day of the registrant’s most recently completed second fiscal quarter the aggregate market value of the registrant's common stock held by non-affiliates (based on the closing sales price of such shares on the American Stock Exchange) was approximately $27,769,956. (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

     As of March 1, 2008, the Registrant had issued 5,008,639 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,946,439 shares were outstanding and 62,200 held as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain information required by Part III (portions of Item 10, as well as Items 11, 12, and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 2008 annual meeting of stockholders ("2008 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, is to be filed with the Securities and Exchange Commission no later than 120 days after Registrant's fiscal year end.

Cover Page 2 of 2

This annual report on Form 10-K contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such "safe harbor" provisions and is including this statement for that express purpose. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Registrant's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand Registrant's operations, and other factors described in this report and in prior filings with the United States Securities and Exchange Commission ("SEC") Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of Registrant, Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART I

Item 1. Business. (a) Introduction

     United-Guardian, Inc. ("United" or "Registrant") is a Delaware corporation that, through its Guardian Laboratories Division ("Guardian"), conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. Until December 11, 2007, United also distributed an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents through its wholly-owned Eastern Chemical Corporation ("Eastern") subsidiary. On December 11, 2007, with Registrant as Guarantor, Eastern sold substantially all of its assets to Pfaltz & Bauer, Inc. Registrant intends to dissolve the Eastern corporate entity, as well as the corporate entity of Paragon Organic Chemicals, Inc. (“Paragon”), another wholly-owned subsidiary of the Registrant that acted as a purchasing entity for Eastern. Unless otherwise specified or indicated by the context, "Company" shall refer only to United-Guardian, Inc. and its Guardian division, and shall not include Eastern or Paragon.

     United's predecessor, United International Research Corp. (which name was later changed to United International Research, Inc. ("UIR")), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, United's Chairman and Director of Research. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corp. ("GCC"), an affiliate of UIR, whereby GCC was merged into UIR and the name was changed to United-Guardian, Inc., a New York Corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly-formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile of United.

     Until December 11, 2007 the Company operated two business segments:

     (1) Guardian conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The research and development department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company's products.

     Guardian has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL® line of cosmetic ingredients, which accounted for approximately 76% of the Company's sales in 2007, and its RENACIDIN® IRRIGATION, a pharmaceutical product that accounted for approximately 18% of the Company's sales in 2007. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company.

     (2) Eastern was a distributor of fine organic chemicals, research chemicals, intermediates, reagents, indicators, dyes and stains. On December 11, 2007, substantially all of Eastern’s assets were sold to Pfaltz & Bauer, Inc. Eastern carried an extensive line of products which it sold throughout the United States as well as overseas. Eastern's products were primarily sold either to distributors for resale in smaller quantities or as intermediates and raw materials for further chemical processing. Sales quantities ranged from a few hundred grams to over a thousand kilos per shipment. Although Eastern conducted no chemical manufacturing, it did contract with several custom chemical manufacturers and also would package-to-order for those customers that required it.

     Paragon functioned solely as a purchasing entity for Eastern. It had no assets or sales of its own. As part of the sale of substantially all of Eastern’s assets to Pfaltz & Bauer the Company also sold to them the Paragon trade name.

     Eastern’s business is reported as a discontinued operation in the financial statements incorporated herein.

(b) Narrative Description of Business

     Guardian conducts research, product development, manufacturing and marketing of many different cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products, all of which were developed by Guardian, and many of which have unique properties. Many of Guardian's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by Guardian, including the cosmetic ingredients, are marketed to end users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major international cosmetic and personal care products companies. The pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end users primarily through the major drug wholesalers. The Company also has a small amount of pharmaceutical sales directly to hospitals and pharmacies. The non-pharmaceutical medical products and the specialty industrial products are sold directly by the Company.

     During 2007, Guardian's sales were $11,888,562. Eastern’s sales prior to the sale of its assets and discontinuation of its operations were $841,060.

     Guardian's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL and RENACIDIN, as well as some other Company trademarks, are registered as trademarks with the United States Patent and Trademark Office.

Products PERSONAL CARE

     LUBRAJEL® is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care products, particularly cosmetic products. They are used primarily as moisturizers and bases for other cosmetic ingredients. In the cosmetic industry it is used primarily as an ingredient in skin creams, moisturizers, makeup, and body lotions. The largest selling product in the LUBRAJEL line in 2007 was LUBRAJEL CG, the original cosmetic form of LUBRAJEL, followed by LUBRAJEL Oil. Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL prefix) are MS, DV, TW, NP, and WA. In addition, all of the above products are available without paraben preservatives and are designated with the word 'Free' after the name (for example, Lubrajel MS Free).

     LUBRAJEL PF is a preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma") under their tradename "Norgel". Sederma is the Company's distributor of LUBRAJEL in France and is a major supplier of cosmetic ingredients in Europe. It is also distributed by some of the Company's other marketing partners under the name LUBRAJEL PF. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated.

     LUBRASIL™ is a special type of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, thereby maintaining much of the clarity of regular LUBRAJEL. The product has a silky feel, and is water resistant while moisturizing the skin. The newest products in the LUBRASIL line are the new LUBRASIL II products, which currently consist of LUBRASIL II DM and LUBRASIL II SB. Both products contain substantially higher levels of silicone than the original LUBRASIL products, and are intended to be additions to the line, not replacements for the original LUBRASIL.

     LUBRAJEL II XD is a version of LUBRAJEL that was developed to be a drop-in replacement for one of the competitive products to LUBRAJEL.

     KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. The primary customer for KLENSOFT for many years has been in Taiwan, but over the past few years there have been new customers for the product in the United Kingdom, Australia, France and South Korea. Historically, Klensoft sales to the Taiwanese customer have been inconsistent from year-to-year. As a result, sales of Klensoft in 2007 declined by 53% compared with 2006, principally as a result of the buying patterns of that customer. However, sales of Klensoft have rebounded in 2008, with sales for the first two months of 2008 already equaling the sales for all of 2007.

     CONFETTI™ DERMAL DELIVERY FLAKES is a product line introduced in 2000 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to, and suspended in, various water-based products. The product color and ingredients can be customized to meet the needs of individual customers. Sales of this product have declined over the years and comprise substantially less than 1% of the sales of the Company.

     ORCHID COMPLEX™ is a successor product to Guardian's previous Oil of Orchids product, and is a base for skin creams, lotions, cleansers, and other cosmetics. It is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability, light feel, and emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its emolliency makes it an excellent additive to shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil-soluble. Sales of this product have not reached the level originally anticipated by the Company, and the Company is working to enhance the product’s functionality further in order to expand its claims and its marketability.

     UNITWIX® is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product. Sales of Unitwix have increased for the past 3 years.

     LUBRASLIDE™ and a related product, B-122™, are powdered lubricants used in the manufacture of such cosmetics as pressed powders, eye liners, and rouges. They are used as binders for these products, increasing water-repellency and drop strength, and lowering the coefficient of friction.

     RAZORIDE™ is a clear, hypo-allergenic, non-foaming, water-based shaving product that is surfactant- and soap-free and has excellent lubricity and moisturizing properties. It is intended to be a finished product not an ingredient.

     PLEXAJEL™ ASC is a water-based gel product that was developed to produce clear, low pH personal care products with moisturizing properties.

     AQUATHIK™ is a powder that is used as a gelling agent for aqueous solutions or emulsions with a pH below 7.

     HYDRAJEL™ PL and HYDRAJEL VM are personal lubricants and moisturizers originally developed specifically for the feminine personal care market.

     The Company believes that its ability to increase sales of its LUBRAJEL products for cosmetic and other personal care uses will depend on (a) the ability of its marketing partners, especially ISP Technologies Inc. ("ISP"), its largest marketing partner, to continue to aggressively promote the Company’s products, particularly to new customers, and (b) the Company's success in developing new forms of LUBRAJEL that will enable the product to be used in new applications. Guardian is continuing to develop new varieties of LUBRAJEL to extend the line even further, and is working with its marketing partners to find new marketing opportunities.

     The Company believes that there is still significant potential to expand the sales of its LUBRAJEL line of products through product modifications, additional claim substantiation, and geographic expansion, especially in such developing markets as mainland China, India, and Eastern Europe.

     The Company also believes that any potential sales increases in the LUBRAJEL line of products may be offset by sales of competitive products. However, there are a limited number of competitors to the Company’s LUBRAJEL product line, and the Company believes that, because of the proprietary nature of the LUBRAJEL formulations, the strong brand name identity, the cost to the end-user of reformulation, the Company’s long history of supplying quality products, and the Company’s continuing product development programs, it will continue to be able to compete effectively in the marketplace and expand the market for its LUBRAJEL product line.

MEDICAL

     LUBRAJEL RR and RC are water-based gels used primarily as lubricants for catheters. Both are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for these unique forms of LUBRAJEL. LUBRAJEL RR was the original radiation product, which was followed by LUBRAJEL RC, which was developed specifically for one customer that packages the product as a catheter lubricant for many different urethral catheter manufacturers.

     LUBRAJEL MG is the original form of LUBRAJEL developed for medical use, and is used by many medical device manufacturers for lubricating urinary catheters, prelubricated enema tips, and other medical devices.

     LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use in a line of mouth moisturizers. Sales of this product have increased steadily over the past few years and now represent about 3% of the Company’s sales.

     LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products. It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms.

PHARMACEUTICAL

     RENACIDIN is a urological prescription drug that is used primarily to prevent the formation of, and to dissolve calcifications in, catheters implanted in the urinary bladder. It is marketed as a ready-to-use sterile solution under the name RENACIDIN IRRIGATION. It is also approved for use in dissolving certain types of kidney stones. It currently has regulatory approval only in the United States.

     CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology and surgery for treating a wide range of localized infections in the urinary bladder, the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and the sinuses. The product is a white powder that is mixed with water and used as a solution. It is a powerful disinfectant, fungicide, and deodorizer.

INDUSTRIAL

     DESELEX™ Liquid is a sequestering and chelating agent that is a replacement for phosphates in the manufacture of detergents.

     POLYCOMPLEX M and Q are complexing agents capable of producing clear solutions of specific water-insoluble materials.

Development Activities

     Guardian's research and development department has developed a large number of products that can be used in many different industries, including the pharmaceutical, medical, personal care (including cosmetic), health care, and specialty chemical industries. These products are in various stages of development, some currently marketable and some in the very early stages of development requiring a substantial amount of development work to bring them to market. Research is also being done on new uses for currently marketed products.

     Prior to initiating research and development work on a product, market research is done to determine the marketability of the product, including the potential market size and the most effective method of marketing the product. After that, the research and development department will determine whether the product can be successfully developed, including (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf-life of the product and suitable storage and transportation conditions; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions.

     If the initial development work is successful, further development work to bring the product to market will continue, including some or all of the following: (a) clinical studies needed to determine safety andeffectiveness of drug or medical device products; (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications; (c) scaling up from laboratory production batches to pilot batches to full scale production batches.

     While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Company believes that a number of its development projects, including those discussed below, may have commercial potential if the Company's development efforts are successful.

     Guardian's major research focus is on the development of new and unique ingredients for cosmetic and other personal care products. The following are some of the projects that Guardian is either working on or intends to work on in the near future:

     LUBRAJEL II: This product line is being developed to recapture some of the market share that the Company has lost over the years to some of its competitors, and to enhance the properties of the existing LUBRAJEL formulations. LUBRAJEL II XD was the first product developed pursuant to this project. The Company hopes to continue to expand this product line over the next few years, introducing new formulations that have enhanced properties over competitive products. This new line is intended to be a supplement to, not replacement for, the current line of LUBRAJEL products.

     LUBRASIL II: The LUBRASIL II line was developed to incorporate significantly higher levels of silicone into LUBRAJEL than was previously possible with the original LUBRASIL products, thereby making it more economical to the end user. LUBRASIL II DM was the first product in this new line, followed by LUBRASIL II SB. These products were developed in 2007, but the marketing effort by the Company’s marketing partners did not actively begin until 2008.

     CLORONINE: CLORONINE is a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product had been developed many years ago, and had been approved for certain uses in France and Canada, and is still being sold on a very limited basis in Canada. The Company has been working with Howard Industries ("Howard"), an Ohio-based company that is interested in finding new markets for CLORONINE as a disinfecting agent. Howard has been testing this product for a very specific farming application, and has filed an application with the United States Environmental Protection Agency which, if approved, will enable it to begin its marketing efforts. Howard is also looking at other possible uses for CLORONINE, and the Company is working on developing additional disinfecting agents, including a gel form of CLORONINE and a new disinfecting agent based on chlorine dioxide, which the Company hopes will open up new marketing opportunities with Howard.

     SKIN SENSORIAL AGENTS: A line of products that will enhance the feel of skin care products. The new LUBRASIL II products mentioned previously are two examples of the new types of products the Company is looking to develop in this area.

     EMOLIEN: A new water-based emollient and moisturizer. It is intended to be a cost-effective emollient (0.5% to 0.2%) to increase lubricity and moisturization for creams, lotions and gels, as well as other potential uses.

     ANTISEPTIC POLYMER: This product is in the very early stages of development. A provisional patent application has already been filed, but there may be a need to supplement the chemistry in the original application as development continues.

     DRY-FEEL SENSORY MODIFIER: An additive for creams and lotions to reduce slip and give a drier feel. It may also have uses as a specialty emulsifier.

     ESSENTIAL ELEMENTS: A new product for skin and hair care applications. The specifics cannot be disclosed until patentability issues are investigated further, but the product would be used to maintain and improve healthy cellular metabolism.

     NATURAL POLYMER BLEND: A line of polysaccharide polymers from natural sources (sourced from vegetables and micro-organisms), suitable as a thickener and emulsion stabilizer.

     It should be understood that many of the projects listed above are in their early stages of development, and there can be no assurance that marketable products will result from any of these research and development projects.

     The Company expects its research and development costs for 2008 to be comparable to those of the last two fiscal years. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

Trademarks and Patents

     The Company strongly believes in protecting its intellectual property and intends, whenever reasonably possible and economically practical, to obtain patents in connection with its product development program. The Company currently holds many United States patents and trademarks relating to its products, and regularly has patent and trademark applications pending with respect to a number of its research and development products. Some patents previously issued to the Company on certain products have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company, or that any patent applied for will be granted. However, the Company believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products.

     The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant products for which the Company has registered trademarks are LUBRAJEL and RENACIDIN.

     Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company. The Company does not anticipate that the expiration of the patents that are expiring during the current fiscal year will have any material impact on the Company’s revenue.

		FILING	ISSUE	EXPIRATION
PATENT NAME	PATENT #	DATE	DATE	DATE
Iodophor; polyethylene glycol alkyl aryl sulfonate
iodine complex	4,873,354	4/1988	10/1989	4/2008

Iodophor; biocide; reacting polyethylene glycol,
alkyl aryl sulfonate and iodine water-propylene
glycol solvent refluxing	5,013,859	4/1988	5/1991	5/2008

Thermal-resistant microbial agent ("Cloronine")	4,954,316	12/1988	9/1990	12/2008

Use of Clorpactin for the treatment of animal mastitis
& the applicator used in that treatment (owned
jointly by the Company and JohnsonDiversey Inc.)	4,983,634	12/1988	1/1991	12/2008

Stable, active chlorine-containing antimicrobial
compositions ("Cloronine")	5,128,342	10/1987	7/1992	7/2009

Stabilized beta carotene	5,023,355	6/1990	6/1991	6/2010

Radiation-resistant lubricating gel	5,405,622	12/1993	4/1995	12/2013

Delivery system for oil-soluble actives in cosmetic and
personal care products	6,117,419	9/1996	9/2000	12/2016

Microemulsion of silicone in a water-based gel that
forms a clear, transparent, highly stable moisturizer
and lubricant for cosmetic and medical use	6,348,199	1/1994	2/2002	2/2019

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

     The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 21% of the Company's sales. The Company's other products, such as its medical (non-pharmaceutical) and specialty industrial products, are sold directly to end users.

Foreign Sales

     In 2007 and 2006, approximately 57% and 56%, respectively, of the Company’s sales were to customers in foreign countries, primarily sales of its cosmetic ingredients to customers in Europe and Asia. The Company currently has six distributors for its personal care products outside the United States, with ISP being the largest. ISP has global distribution rights with the exception of the following: S. Black Ltd. in the United Kingdom; Sederma in France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh in Switzerland; and C&M International in South Korea. The Company also has significant direct sales to a customer in Ireland, Harmac Medical Products Ltd., of one of the LUBRAJEL products for medical use.

Marketing

     Guardian markets its products through marketing partners, distributors, advertising in medical and trade journals, mailings to physicians and to the trade, and exhibitions at medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute these products to drug stores for resale, and to hospitals, physicians, long-term care facilities, the Veteran's Administration, and other government agencies. The proprietary cosmetic and other personal care products are sold to the Company’s marketing partners, which in turn market the products to cosmetic and other personal care manufacturers for use as ingredients or additives in the manufacture or compounding of their products. The medical (non-pharmaceutical) and specialty industrial products are sold by the Company directly to the end users.

Marketing Agreements

     In 1994, the Company entered into a marketing agreement with ISP whereby ISP would market and distribute Guardian's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactures and markets globally an extensive line of personal care, pharmaceutical, and industrial products. In 1996, the parties entered into another agreement, extending ISP’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. The 2000 Agreement also gave the Company greater flexibility in appointing other marketing partners in areas where ISP was not active or had not been successful, gave ISP certain additional territories, and granted ISP exclusivity in the territories assigned to it as long as annual minimum purchase requirements were met.

     In December 2002, the parties entered into a letter agreement that extended and modified the 2000 Agreement. This was further modified in December 2005 to extend ISP's marketing rights until December 2008, and to provide for automatic extensions until December 2010 if specified minimum annual purchase levels were attained. It also specified guidelines and provisions for future price increases by the Company.

     The Company believes that in the event ISP were to cease marketing Guardian's products, alternative arrangements could be made to continue to supply products to customers currently using Guardian's products without any significant interruption of supply.

     The Company has other marketing arrangements with marketing partners in the U.K., France, Switzerland, South Korea, and Italy, but all of these other arrangements are operating under either verbal agreements or expired written agreements, and are subject to termination at any time by either party.

Raw Materials

     The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that account for approximately 80% of the raw material purchases by the Company.

Inventories; Returns and Allowances

     The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, returns and allowances have not been a significant factor in the Company's business.

Backlog

The Company currently does not have any significant backlog.

Competition

     Guardian has many products or processes that are either proprietary formulations or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, personal care, chemical, or health care companies. However, the pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company expects competition to intensify as advances in the field are made and become widely known. There may be many domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, many of which have substantially greater financial, research, manpower, marketing anddistribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, chemical and cosmetic companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. However, the Company believes that the expense of testing and evaluating possible substitutes for the Company's products that are already in customers' formulations, as well as the expense to the customer in relabeling its products, is a significant barrier to displacing the Company's products in current customer formulations. These cost factors make it less likely that a customer would choose a competitive product unless there was a significant cost savings in doing so. The Company believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Company. In this regard, the Company believes that its marketing arrangements with its global marketing partners will be important in the commercialization of many of the products it is currently developing.

ISO-9001:2000 Registration

     In December 2003, United earned ISO 9001:2000 registration from Underwriters Laboratories, Inc., indicating that United's documented procedures and overall operations had attained the high level of quality needed to comply with this ISO certification level. United has been in continuous compliance with this standard since that initial approval. Prior to that, in November 1998 United had earned ISO-9002 registration. United will continue to be evaluated every six months for continued compliance with the ISO-9001:2000 standard.

Government Regulation

     Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the United States Food and Drug Administration ("FDA") as well as state regulatory agencies. Products that may be developed and sold by the Company outside the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Company will be subject to FDA regulation, and will usually require a 510(k) pre-market notification. Most new pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

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

     Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2007 and 2006, the Company incurred approximately $25,000 and $47,000, respectively, in environmental compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

Research and Development Expense

     Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2007 and 2006, the Company incurred approximately $420,000 and $502,000, respectively, in research and development expenses, which are included in operating expenses. No portion of the research and development expenses was directly paid by the Company's customers.

Employees

     The Company presently employs 39 people, 7 of whom serve in an executive capacity, 20 in research, quality control and manufacturing, 6 in maintenance and construction, and 6 in office and administrative work. Of the total number of employees, 37 are full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are very good.

Item 1A. Risk Factors.

     Not applicable.

Item 1B. Unresolved Staff Comments.

     None.

Item 2.

Properties.

     The Company maintains its principal office and factory, and conducts most of its research, at a 50,000 square foot facility on a 2.7 acre parcel at 230 Marcus Boulevard, Hauppauge, New York 11788, which the Company owns. Of the 50,000 square feet, approximately 30,000 square feet is manufacturing space, 15,000 square feet is warehouse space, and 5,000 square feet is office and laboratory space. The Company has now fully developed the 2.7 acres, and fully utilizes the building occupying the land. The Company believes that the aforementioned property is adequate for its immediately foreseeable needs. The property is presently unencumbered and is adequately insured.

Item 3.

Legal Proceedings.

     The Company is not aware of any pending or threatened litigation against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

     The common stock of United is traded on the American Stock Exchange (the "AMEX") under the symbol "UG". The following table sets forth for the periods indicated the high and low closing sale prices of the shares of common stock, as reported by the AMEX Market Statistics for the period January 1, 2006 to December 31, 2007. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

		Year Ended		Year Ended
Quarters		December 31, 2007		December 31, 2006
		High	Low	High	Low
First	(1/1 - 3/31)	$9.45	$8.54	$10.86	$8.71
Second	(4/1 - 6/30)	13.35	9.23	9.50	8.19
Third	(7/1 - 9/30)	14.60	8.75	9.50	7.55
Fourth	(10/1 - 12/31)	10.85	10.05	9.90	9.01

Holders of Record

     As of March 1, 2008, there were 1,062 holders of record of Common Stock.

Cash Dividends

     On May 16, 2007, the Company declared a semi-annual cash dividend of $0.27 per share, which was paid on June 15, 2007 to all stockholders of record as of June 1, 2007. On December 6, 2007, the Company declared a cash dividend of $0.28 per share, which was paid on January 7, 2008 to all stockholders of record as of December 17, 2007.

     On May 17, 2006, the Company declared a special cash dividend of $0.25 per share, which was paid on June 16, 2006 to all stockholders of record as of June 2, 2006. On December 18, 2006, the Company declared a cash dividend of $0.22 per share, which was paid on January 10, 2007 to all stockholders of record as of December 27, 2006.

Item 6. Selected Financial Data.

     Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results Of Operations:

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Revenue

     Revenue in 2007 increased by $680,659 (6.1%) compared with 2006. These increases were primarily attributable to increases in sales in two product lines:

(a)

Personal Care products: Revenue from the sales of personal care products, including cosmetic ingredients, increased by $674,334 (9.5%) for the year ended December 31, 2007 when compared with 2006. Approximately 3% of the increase was attributable to a price increase on the personal care products. The balance was primarily attributable to increased sales to the Company’s major marketing partner for distribution globally. Almost all of the increase in sales was the result of increased sales of the Company’s extensive line of LUBRAJEL products, and was due to a general increase in demand for these products among many different customers.

(b)	Pharmaceuticals: Revenue from the sales of the Company’s pharmaceutical products increased by $133,066 (5.6%) for the year ended December 31, 2007 compared with 2006. This increase is primarily due to a price increase, which was implemented on March 1, 2007.

      These increases in revenue were offset by decreases in the Company’s medical (non-pharmaceutical) products, which decreased $80,709 (4.5%) in 2007 compared with 2006; the specialty industrial products line, which decreased by $4,351 (3.1%); and a decrease of $13,508 (66.55%) in other miscellaneous revenues, which includes miscellaneous sales and shipping & handling revenues. An additional decrease in revenue resulted from an increase of $28,173 (12.1%) in sales discounts and allowance reserves.

     In the personal care market, Guardian's sales to ISP, its largest marketing partner, increased by 20.3% in 2007 compared with 2006. However, ISP reported to the Company that its sales of Guardian's products actually increased by 5.8% in the same period. The Company believes that the disparity between what ISP purchased from the Company and what ISP actually sold to its customers was the result of their purchasing patterns and inventory levels.

     Guardian's five other marketing partners for personal care products exhibited both increases and decreases in 2007 compared with 2006. The net effect was that the Company’s combined sales to those five marketing partners decreased 7.0% in 2007 compared with 2006. The Company attributes most of this decrease to purchasing patterns and stocking levels rather than to any significant decrease in sales.

     Overall, total sales LUBRAJEL products to all customers increased by 6.7% in 2007 compared with 2006, which was attributable primarily to an increase in the sales of those products into foreign markets.

     The Company's sales of its two pharmaceutical products increased by 5.6% in 2007 compared with 2006. Both RENACIDIN and CLORPACTIN sales were up, but most of the revenue increase was due to the price increase.

Cost of Sales

     Cost of sales as a percentage of sales in 2007 decreased to 40.8% from 44.4% in the prior year. The decrease was primarily due to a reduction in the cost of the Company's primary raw material during the first three quarters of 2007.

Operating Expenses

     Operating expenses increased by $29,244 (1.1%) in 2007 compared with the prior year. This increase is mainly due to increases in Board of Director fees, consulting fees, payroll-related medical costs and accounting costs, which were partially offset by decreases in pension costs, payroll costs, and advertising costs.

Other Income (Expense)

     Other income, net, increased $171,472 (41.6%) for the year ended December 31, 2007. This increase was mainly attributable to the net effect of an increase in investment income of $145,939 in 2007. In 2007 the Company had realized gains on sales of marketable securities in the amount of $4,005 while realizing a loss on the sale marketable securities of $873 in 2006. The company realized a gain on the sale of fixed assets of $5,000 in 2007 and realized a loss on the sale of fixed assets of $14,695 during 2006. The Company paid $99 and $1,059 in interest and other expenses in 2007 and 2006 respectively.

Discontinued Operations

     In December, 2007 the Company realized a gain of $84,361 (net of income taxes of $45,396) on the sale of substantially all of the assets of its Eastern subsidiary.

Provision for Income Taxes

     The provision for income taxes increased $217,063 (15.7%) in 2007 compared with 2006. This increase was mainly due to an increase in earnings before taxes of $942,967 (23.1%) in 2007 when compared with 2006.

Liquidity and Capital Resources

     Working capital increased to $13,400,692 at December 31, 2007 from $12,983,634 at December 31, 2006, an increase of $417,058 (3.2%) . The current ratio decreased to 6.7 to 1 at December 31, 2007 from 7.6 to 1 at December 31, 2006. The decrease in the current ratio from December 31, 2006 to December 31, 2007 was due primarily to: (a) an increase in cash and cash equivalents of approximately $1,528,000 and (b) an increase in prepaid expenses of approximately $262,000, which were partially offset by a decrease in inventories of approximately $601,000, a decrease in the assets for discontinued operations of approximately $147,000, an increase in dividends payable of approximately $298,000, and an increase in accrued expenses of approximately $268,000.

     The decrease in inventory was the result of the Company having brought in a large quantity of its RENACIDIN IRRIGATION in 2006 to fill orders while its application with the FDA to change manufacturing facilities was pending. Since final approval was not expected until the end of 2007, the Company brought in sufficient inventory to last until production could begin in the new facility. This resulted in an increase of approximately $1 million in the Company's finished goods inventory in 2006. Most of this inventory was sold during 2007, and by the end of 2007 the Company’s inventory of this product was at normal levels.

     On January 17, 2007 the Company entered into a line of credit agreement with JPMorgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1.0% below the Prime Rate. The line of credit was renewed effective as of June 30, 2007, and currently expires June 30, 2008. It is expected that the line will be renewed by the Company on an annual basis. As of March 1, 2008 the Company had no outstanding balance on this credit line.

     The Company generated cash from operations of $4,157,058 in 2007 compared to $2,220,223 in 2006. The increase in 2007 was primarily due to the increases in net income and a decrease in inventory.

     Cash used in investing activities was $225,846 for the year ended December 31, 2007 compared with $165,687 for the year ended December 31, 2006. The change was mainly due to the net effect of an increase in the acquisition of equipment, the sale (primarily bonds) and purchases (primarily bond funds) of marketable securities and temporary investments in 2006, and the proceeds from the sale of the Eastern assets.

     Cash used in financing activities was $2,403,311 and $2,309,217 during the years ended December 31, 2007 and 2006, respectively. The increase was primarily due to the increase in the dividend declared in May, 2007 (which was paid in June 2007) to $0.27 per share from the $0.25 per share dividend that was declared in May 2006 (and paid in June 2006). The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Commitments

     The Company currently has $2,100 in lease commitments which are payable in 2008.

     The Company has an outstanding loan for the purchase of an automobile of which approximately $14,645 is outstanding. Of this amount, $7,988 is due during 2008, and the remaining $6,657 is due in 2009.

Patent Expirations

     The Company's patent on its RENACIDIN IRRIGATION expired in October 2007. The Company does not believe that the expiration of that patent will have a material impact on the Company's revenues.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

Item 8. Financial Statements and Supplementary Data.

     Annexed hereto starting on page F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2007. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c) Changes in Internal Control over Financial Reporting

     There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2007 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Limitations of the Effectiveness of Internal Controls

     The effectiveness of the Company’s system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures will detect all errors or fraud. Because of the inherent limitations of any internal system of disclosure controls and procedures, any evaluation of disclosure controls can provide only reasonable assurance, not absolute assurance, that all control issues, if any, within a company have been detected.

Item 9B. Other Information.

     On July 10, 2007, the Company received a letter from the Market Regulation Department of the National Association of Securities Dealers (the "NASD"), on behalf of the American Stock Exchange, advising the Company that the NASD is conducting a review of trading activity in the Company's common stock from April 2, 2007 through May 7, 2007. In that letter, the NASD requested various documents and information related to the Company's earnings announcement on May 8, 2007. The NASD letter stated that its inquiry should not be construed as an indication that the NASD had determined that any violations of American Stock Exchange rules or federal securities laws had occurred, or that the inquiry was a reflection upon the merits of the securities involved or upon any person who effected transactions in such securities.

     The Company has provided all of the information requested by the NASD in that initial letter of July 10, 2007 as well as a follow-up request from the NASD dated August 17, 2007. The Company intends to continue to fully cooperate with the NASD and provide it with any additional information it requires. As of March 1, 2008 the matter is still open with the NASD, and the NASD has not provided the Company with any additional information regarding the status or outcome of the investigation.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

     Set forth in the table below is certain information as of March 1, 2008 with respect to the executive officers and Directors of the Registrant:

Name	Age	Position(s) with Registrant

Dr. Alfred R. Globus	87	Chairman of the Board of Directors; Director of Research
Kenneth H. Globus	56	President, General Counsel, and Director
Robert S. Rubinger	65	Executive Vice President, Chief Financial Officer, Secretary and Director
Charles W. Castanza	75	Senior Vice President
Joseph J. Vernice	49	Vice President
Peter A. Hiltunen	49	Vice President
Cecile M. Brophy	59	Treasurer, Principal Accounting Officer, and Controller
Henry P. Globus	85	Director
Lawrence F. Maietta	50	Director
Arthur M. Dresner	66	Director
Andrew A. Boccone	62	Director
Christopher W. Nolan, Sr.	43	Director

     Dr. Alfred R. Globus has been Chairman of the Board of Directors and Director of Research of United since its inception in 1942. He served as President from 1942 until 1988, and as Chief Executive Officer from 1988 until 2006.

     Kenneth H. Globus has been President and General Counsel of United since July 1988. He also served as Chief Financial Officer from 1997 until 2006. He has been a Director since 1984.

     Robert S. Rubinger has been Executive Vice President and Secretary of United since July 1988, Treasurer from May 1994 until May 2004, and Chief Financial Officer since December 2006. He has been a Director since 1982.

     Charles W. Castanza has been Senior Vice President of United since March 2000. He served as Operations Manager of Chemicals and Pharmaceuticals of United from February 1982 until April 1986. He was a Director from 1982 until 2006.

     Joseph J. Vernice has been a Vice President of United since February 1995. He has been Manager of Research and Development since 1988 and Director of Technical Services since 1991.

     Peter A. Hiltunen has been a Vice President of United since July 2002. He has been Production Manager since 1982.

     Cecile M. Brophy has been Treasurer of United since May 2004. She has served as Controller since November 1997. From May 1994 until November 1997, she served as manager of the accounting departments of United and Eastern.

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

     Arthur M. Dresner has been Counsel to the law firm of Duane Morris LLP since August 2007. From January 2003 to August 2007, he was a partner in the law firm of Reed Smith, LLP. From 1998 to 2003, he was Of Counsel to that firm as well as to the law firm of McAulay, Nissen, Goldberg & Kiel LLP, which combined with Reed Smith in 2000. From 1974 until 1997, he was employed as a Vice President in corporate development and general management of International Specialty Products Inc. in Wayne, New Jersey. He has been a Director of United since April 1997.

     Andrew A. Boccone is an independent business consultant. From 1990 to his retirement in 2001, he was President of Kline & Company, a leading international business consulting and research firm that he joined in 1974, developing growth strategies and providing business solutions for many multinational chemical companies. Prior to joining Kline & Company Mr. Boccone served in various management positions at American Cyanamid. He has been a Director of the United since November 2002.

     Christopher W. Nolan, Sr. has been a Managing Director in the Mergers & Acquisitions group of Rabobank International, New York, NY, since March 2006, and an Executive Director in that same groupfrom 2002 through 2006. From 2000 to 2002, he was a Vice President–Mergers, Acquisitions and Corporate Advisory for Deutsche Bank Securities, Inc., New York, NY. From 1992 to 2000, he was a Vice President–Corporate Development and Investor Relations for International Specialty Products Inc. in Wayne, NJ. He has been a Director of United since January 2005, and also serves on the Board of Directors and Audit Committee of Escala Group, Inc., a publicly-traded global collectibles network.

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

     The Company does not have a "financial expert" (as that term is defined by the SEC) on its Audit Committee due to the expense involved in placing another independent Director on its Board of Directors and Audit Committee who would qualify as such. While all three Audit Committee members have experience in reading, understanding, and analyzing financial statements, none has the experience necessary to qualify as a "financial expert" under the SEC guidelines. One of United's other Directors, Lawrence F. Maietta, is a Certified Public Accountant with experience in preparing and analyzing financial statements and would qualify as a "financial expert" if it were not for the fact that he receives payment from the Company to assist in the preparation of its financial reports, and for that reason, even though he is considered "independent" by the American Stock Exchange, he is not considered "independent" by the SEC, and therefore cannot serve on the Audit Committee. Mr. Maietta now serves as an expert financial advisor to the Audit Committee in lieu of having a financial expert on the committee. In addition, Christopher W. Nolan, Sr. is considered "financially sophisticated" as that term is defined by the American Stock Exchange.

Code of Ethics

     The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, Directors, and employees serving in any capacity to the Company, including the Chief Executive Officer and/or President, Chief Financial Officer, and Principal Accounting Officer. A copy of the Company's Code of Business Conduct and Ethics is available on the Company's web site at http://www.u-g.com/corporate. The Company intends to satisfy the disclosure requirement under Item 5.05 of form 8-K relating to amendments to or waivers from any provision of its Code of Business Conduct and Ethics applicable to Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer by posting this information on the Company's web site.

Compliance with Section 16(a) of the Exchange Act

     The information required by this section is incorporated herein by reference to the section entitled "Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" of Registrant's 2008 Proxy Statement.

Item 11. Executive Compensation.

     The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" of Registrant's 2008 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The information required by this item is incorporated herein by reference to the subsections entitled "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" under the main section entitled "Voting Securities and Principal Stockholders", as well as to the subsection entitled "Summary Compensation Table" of the main section entitled "Compensation of Directors and Executive Officers", of Registrant's 2008 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

     Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from Registrant's 2008 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees that have been billed by Eisner LLP to the Company for the review and audit of the Company's financial statements for 2007, including the Company's quarterly reports on Form 10-QSB and its annual report on Form 10-K, were approximately $89,200 (including out-of-pocket expenses). The aggregate fees billed by Eisner LLP to the Company for the review and audit of the Company's quarterly and annual financial statements for 2006 were approximately $69,400 (including out-of-pocket expenses).

Audit-Related Fees

     During 2007 Eisner LLP billed the Company $10,000 in fees related to the Company's compliance with section 404 of the Sarbanes-Oxley Act ("SOX Compliance"). There were no fees paid for that purpose in 2006. No other fees were billed by Eisner LLP for the last two years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

     There were no other fees billed by Eisner LLP during the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

     In 2007, Eisner LLP billed the company a total of $4,500 for non-audit related matters. In 2006 there were no non-audit related fees billed by Eisner LLP. All of the services described above were approved by the Audit Committee. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

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

Item 15. Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

	(i)	Consolidated Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Consolidated Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

	(iii)	Report of Independent Registered Public Accounting Firm.

	(iv)	Notes to Consolidated Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

UNITED-GUARDIAN, INC.
By: /s/ Ken Globus
Ken Globus
Date: March 20, 2008	President & Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	____________________________	Chairman of the Board of Directors and	March 20, 2008
	Alfred R. Globus	Director of Research

By:	____________________________	President, General Counsel, Director	March 20, 2008
Kenneth H. Globus

By:	____________________________	Executive Vice President, Secretary,	March 20, 2008
	Robert S. Rubinger	Chief Financial Officer, Director

By:	____________________________	Senior Vice President	March 20, 2008
Charles W. Castanza

By:	____________________________	Treasurer, Principal Accounting Officer	March 20, 2008
Cecile M. Brophy

By:	____________________________	Director	March 20, 2008
Henry P. Globus

By:	____________________________	Director	March 20, 2008
Lawrence F. Maietta

By:	____________________________	Director	March 20, 2008
Arthur M. Dresner

By:	____________________________	Director	March 20, 2008
Andrew A. Boccone

By:	____________________________	Director	March 20, 2008
Christopher W. Nolan, Sr.

EXHIBIT INDEX
Exhibit #			Description

3	(a)	Certificate of Incorporation of United as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3	(b)	Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc.
(Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987.
Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the
fiscal year ended February 29, 1988 (the "1988 10-K").

3	(c)	By-laws of United. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4	(a)	Specimen Certificate for shares of common stock of the United. Incorporated by reference to Exhibit
4(a) to the 1988 10-K.

1	(a)	Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976.
Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1
(Registration No. 2-63114) declared effective February 9, 1979.

10	(b)	Employment Termination Agreement dated July 8, 1988 between United and Henry Globus.
Incorporated by reference to Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the
10-month transition period from March 1, 1991 to December 31, 1991.

10	(c)	Exclusive Distributor Agreement between United and ISP Technologies Inc., dated July 5, 2000.
Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for
the fiscal year ended December 31, 2000.

10	(d)	Letter Amendment between United and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between United and ISP Technologies Inc. dated July 5, 2000.
Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for
the fiscal year ended December 31, 2005.

10	(e)	Asset Purchase Agreement between United, Eastern, and Pfaltz & Bauer, Inc. dated November 19,
2007, providing for the sale of certain tangible and intangible assets of United’s Eastern subsidiary and the discontinuation of the Eastern operation.

21		Subsidiaries of United:
			Jurisdiction of	Name Under Which
		Name	Incorporation	it does Business
		Eastern Chemical Corporation***	New York	(same)
		Dieselite Corporation *	Delaware	N/A
		Paragon Organic Chemicals, Inc.***	New York	(same)
		Transcontinental Processes (Pty.) Ltd.**	Australia	N/A

*	Inactive
**	Inactive without assets
***	Inactive (operations discontinued in December 2007)

23.1	Consent by Eisner LLP to the incorporation by reference in the Registration Statement of the Company on Form S-8 of Eisner's report dated March 21, 2008 with respect to its audits of the consolidated financial statements of the Company for the years ended December 31, 2007 and 2006.

31.1	Certification of Kenneth H. Globus, President of United, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of United, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Globus, President of United, pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2	Certification of Robert S. Rubinger, Chief Financial Officer of United, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

	Page

Report of Independent Registered Public Accounting Firm	F-	2

Financial Statements

Consolidated Statements of Income for the years ended
December 31, 2007 and 2006	F-	3

Consolidated Balance Sheets as of December 31, 2007 and 2006	F-4 - F-	5

Consolidated Statements of Stockholders' Equity and
Comprehensive Income for the years ended December 31, 2007 and 2006	F-	6

Statements of Cash Flows for the years ended December 31, 2007 and 2006	F-	7

Notes to Financial Statements	F-8 - F-	24

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders United-Guardian, Inc.

We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, effective December 31, 2006, the Company changed its method of accounting for its pension liability in accordance with Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”.

As discussed in Note F to the consolidated financial statements, effective December 31, 2007, the Company curtailed benefits under its defined benefit pension plan.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ EISNER LLP New York, New York March 21, 2008

UNITED-GUARDIAN, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2007	2006
Revenue
Net sales	$11,888,562	$11,207,903
Costs and expenses
Cost of sales	4,854,031	4,974,111
Operating expenses	2,595,977	2,566,733
	7,450,008	7,540,844
Income from continuing operations	4,438,554	3,667,059
Other income (expense)
Investment income	575,027	429,088
Gain (loss) on sale of marketable securities	4,005	(873)
Gain (loss) on sale of assets	5,000	(14,695)
Interest expense	(56)	(798)
Other expense	(43)	(261)
Income from continuing operations before income taxes	5,022,487	4,079,520

Provision for income taxes	1,595,402	1,378,339
Income from continuing operations	3,427,085	2,701,181

Income from discontinued operations, net of tax	32,862	36,051
Gain on sale of Eastern, net of tax	84,361	--
Income from discontinued operations	117,223	36,051
Net income	$3,544,308	$2,737,232

Earnings per common share (basic and diluted) :
Income from continuing operations	$0.69	$0.54
Income from discontinued operations	$0.03	$0.01
Total (basic and diluted)	$0.72	$0.55

Weighted average shares (basic)	4,944,943	4,941,657
Weighted average shares (diluted)	4,945,923	4,944,721

See Notes to Consolidated Financial Statements

UNITED-GUARDIAN, INC.
CONSOLIDATED BALANCE SHEETS
ASSETS
	December 31
	2007	2006
Current assets
Cash and cash equivalents	$4,555,388	$3,027,487
Temporary investments	555,829	527,825
Marketable securities	7,465,419	7,346,653
Accounts receivable, net of allowance for doubtful
accounts of $30,000 and $35,000, respectively	1,278,386	1,343,712
Inventories	1,188,222	1,789,277
Prepaid expenses and other current assets	427,712	165,288
Deferred income taxes	222,970	534,761
Assets of discontinued operations	64,619	211,866
Total current assets	15,758,545	14,946,869
Property, plant, and equipment
Land	69,000	69,000
Factory equipment and fixtures	3,233,621	3,119,797
Building and improvements	2,335,975	2,161,418
Waste disposal plant	133,532	133,532
	5,772,128	5,483,747
Less accumulated depreciation	4,818,731	4,634,954
	953,397	848,793
Other assets
Other	148,430	148,430
Pension asset	174,096	--
Total other assets	322,526	148,430
	$17,034,468	$15,944,092

See Notes to Consolidated Financial Statements

UNITED-GUARDIAN, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2007	2006
Current liabilities
Dividends payable	$1,385,003	$1,087,271
Accounts payable	123,290	190,255
Current loans payable	7,988	7,988
Accrued taxes payable	---	65,438
Accrued expenses	794,186	525,923
Liabilities of discontinued operations	47,386	86,360
Total current liabilities	2,357,853	1,963,235
Loans payable	6,657	14,645
Accrued pension liability	---	706,162
Deferred income taxes	139,862	34,360
	146,519	755,167
Commitments and contingencies (Note I)
Stockholders’ equity
Common stock, $.10 par value; 10,000,000
shares authorized; 5,008,639 and 5,004,339
shares issued, respectively; and 4,946,439
and 4,942,139 outstanding, respectively	500,864	500,434
Capital in excess of par value	3,819,480	3,792,478
Accumulated other comprehensive loss	(120,018)	(566,130)
Retained earnings	10,689,400	9,858,538
Treasury stock, at cost; 62,200 shares	(359,630)	(359,630)
Total stockholders’ equity	14,530,096	13,225,690
Total liabilities and stockholders’ equity	$17,034,468	$15,944,092

See Notes to Consolidated Financial Statements

UNITED-GUARDIAN, INC.
CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
Years ended December 31, 2007 and 2006

Accumulated
		Capital in	Other
Common Stock		excess of	Comprehensive	Retained	Treasury		Comprehensive
Shares	Amount	par value	income (loss)	earnings	stock	Total	income

Balance, December 31, 2005	5,000,339	$500,034	$3,778,838	$(84,365)	$9,444,111	$(359,630)	$13,278,988
Issuance of common stock in
connection with exercise of
stock options	4,000	400	13,640				14,040
Adjustment to initially apply
SFAS 158, net of deferred
Income tax benefit of
$297,800				(500,481)			(500,481)
Change in unrealized loss on
marketable securities, net of
deferred income tax of $11,200				18,716			18,716	$18,716
Net income					2,737,232		2,737,232	2,737,232
Dividends declared					(2,322,805)		(2,322,805)

Comprehensive income								$2,755,948

Balance, December 31, 2006	5,004,339	$500,434	$3,792,478	$(566,130)	$9,858,538	$(359,630)	$13,225,690
Issuance of common stock in
connection with exercise of
stock options	4,300	430	13,727				14,157
Tax benefit from exercise of
stock options			13,275				13,275
SFAS 158 benefit cost
adjustment, net of tax					7,041		7,041
SFAS 158, net of deferred
income tax of $219,131				363,922			363,922	$8,627
Change in unrealized loss on
marketable securities, net of
deferred income tax of $47,774				82,190			82,190	82,190
Net income					3,544,308		3,544,308	3,544,308
Dividends declared					(2,720,487)		(2,720,487)

Comprehensive income								$3,635,125

Balance, December 31, 2007	5,008,639	$500,864	$3,819,480	$(120,018)	$10,689,400	$(359,630)	$14,530,096

See Notes to Consolidated Financial Statements

UNITED-GUARDIAN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
Cash flows from operating activities
Net income from continuing operations	$3,427,085	$2,701,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,802	195,369
Realized (gain) loss on sale of marketable securities	(4,005)	873
Net (gain) loss on sale of equipment	(5,000)	14,695
Provision for bad debts	(5,000)	(6,500)
Deferred income taxes	146,317	(56,229)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	70,327	(352,484)
Inventories	601,055	(902,596)
Prepaid expenses and other current and non current assets	(425,408)	235,342
Accounts payable	(66,966)	65,088
Accrued pension costs	(123,109)	(92,119)
Accrued expenses and taxes payable	202,825	191,753
Income from discontinued operations	32,862	36,051
Net cash provided by discontinued operations	108,273	189,799
Net cash provided by operating activities	4,157,058	2,220,223
Cash flows from investing activities
Acquisition of plant and equipment	(302,406)	(94,412)
Proceeds from the sale of plant and equipment	5,000	8,000
Net change in temporary investments	(28,004)	171,538
Purchase of marketable securities	(584,197)	(2,899,491)
Proceeds from sale of marketable securities	599,400	2,648,678
Proceeds from sale of Eastern Chemical, net of tax	84,361	--
Net cash used in investing activities	(225,846)	(165,687)
Cash flows from financing activities
Payment of long term debt	(7,988)	(1,332)
Tax benefit from exercise of options	13,275	--
Proceeds from exercise of stock options	14,157	14,040
Dividends paid	(2,422,755)	(2,321,925)
Net cash used in financing activities	(2,403,311)	(2,309,217)
Net increase (decrease) in cash and cash equivalents	1,527,901	(254,681)
Cash and cash equivalents, beginning of year	3,027,487	3,282,168
Cash and cash equivalents, end of year	$4,555,388	$3,027,487

See Notes to Consolidated Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products, and proprietary specialty industrial products. Two major product lines, LUBRAJEL® and RENACIDIN®, together accounted for approximately 94% for each of the years ended December 31, 2007 and 2006, with LUBRAJEL accounting for 76% and RENACIDIN accounting for 18% of sales for each of those years.

     Until December 11, 2007, the Company also operated Eastern Chemical Corporation (“Eastern”), a wholly-owned subsidiary of the Company, which distributed a line of fine organic chemicals, research chemicals, test solutions, indicators, intermediates, dyes and reagents. It also owned Paragon Organic Chemicals, Inc. (“Paragon”), a wholly-owned subsidiary with no assets that served as a purchasing entity for Eastern. In September, 2007 the Board of Directors of United authorized management to find a buyer for the Eastern business. On December 11, 2007 substantially all of the assets of both of these entities were sold to Pfaltz & Bauer, Inc., a Connecticut company that operates a business very similar to that of Eastern. Accordingly, the financial condition and results of operations and cash flows have been restated, and Eastern’s financial results are now presented as part of discontinued operations. Certain items in the financial statements for 2006 have been restated for comparative purposes.

     At December 31, 2006, the Company included an adjustment of $500,481 to initially apply SFAS 158 in it's 2006 Comprehensive Income calculation in the Consolidated Statement of Stockholders' Equity. This amount should not have been included in the December 31, 2006 comprehensive income calculation. The Company has corrected that comprehensive income presentation in the Statement of Changes in Stockholders' Equity for the year ended December 31, 2006 in this Form 10-K filing. This change does not affect total stockholder's equity at December 31, 2006.

Revenue Recognition

     The Company recognizes revenue when products are shipped, collections are reasonably assured, and title passes to customers. An allowance for returns is taken as a reduction of sales within the same period the revenue is recognized. Such allowances are based on historical experience. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

Cash and Cash Equivalents

     For financial statement purposes, the Company considers as cash equivalents all highly-liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are insured by the Federal Deposit Insurance Corporation up to a maximum of $100,000.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dividends

     On May 16, 2007, the Company declared a cash dividend of $0.27 per share (aggregating $1,335,485) payable on June 15, 2007 to stockholders of record as of June 1, 2007. On December 6, 2007 the Company declared a cash dividend of $0.28 per share (aggregating $1,385,003) payable on January 7, 2008 to stockholders of record as of December 17, 2007.

     On May 17, 2006, the company declared a special dividend of $0.25 per share (aggregating $1,235,535) payable on June 16, 2006 to stockholders of record as of June 2, 2006. On December 18, 2006, the company declared a cash dividend of $0.22 per share aggregating $1,087,270 payable on January 10, 2007 to stockholders of record as of December 27, 2006.

Supplemental Disclosures for Non-cash Investing and Financing Activities

     Cash payments for income taxes were $1,836,483 and $1,223,762 for the years ended December 31, 2007 and 2006, respectively. Cash payments for interest were $56 and $798 for the years ended December 31, 2007 and 2006, respectively.

     For the years ended December 31, 2007 and 2006, the Company had the following non-cash investing and financing activities:

	2007	2006

Obligations under long-term debt for equipment purchases	---	$23,965
Pension liability, comprehensive loss and related tax effect	$583,053	798,000
Change in pension asset due to defined benefit plan curtailment	11,112	---

Marketable Securities and Temporary Investments

     Marketable securities include investments in equity mutual funds, government securities and corporate bonds which are classified as "Available for Sale" securities and are reported at their fair values under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on sales of investments are determined on a specific identification basis. Fair values are based on quoted market prices.

     Temporary investments consist of certificates of deposit and treasury bills that mature in one year or less.

Inventories

     Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method (which approximates FIFO). Inventory costs include material, labor and factory overhead.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, Plant and Equipment

     Property, plant and equipment are carried at cost, less accumulated depreciation. Major replacements and betterments are capitalized, while routine maintenance and repairs are expensed as incurred. Assets are depreciated under both accelerated and straight-line methods. Depreciation charged to income as a result of using accelerated methods was not materially different than that which would result from using the straight-line method for all periods presented. Certain factory equipment and fixtures are constructed by the Company using purchased materials and in-house labor. Such assets are capitalized and depreciated on a basis consistent with the Company's purchased fixed assets.

Estimated useful lives are as follows:

          Factory equipment and fixtures           5 - 7 years
          Building                                            40 years
          Building improvements                       Lesser of useful life or 20 years
          Waste disposal system                     7 years

Impairment of Long-Lived Assets

     The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 144,

     Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Other Asset

     Other asset consists of a $148,430 deposit given to a vendor for regulatory and validation work being done in order to qualify one of the vendor's other manufacturing locations for the production of the Company's RENACIDIN IRRIGATION product. This was necessitated by the vendor's relocation of production of this type of product to another of its facilities. The Company will amortize this asset over its estimated useful life of 5 years.

Fair Value of Financial Instruments

     The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Management of the Company believes that the fair value of financial instruments, consisting of cash, temporary investments, marketable securities, accounts receivable, accounts payable, dividends payable and accrued expenses approximates their carrying value due to their short payment terms.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

     Accounts receivable potentially expose the Company to concentrations of credit risk. The Company routinely monitors its customer’s creditworthiness, and, as a consequence, believes that its accounts receivable credit risk exposure is limited. For each of the years ended December 31, 2007 and 2006, two customers, both of them distributors and marketing partners of the Company, accounted for revenues aggregating 52% and 50% respectively. At December 31, 2007 and December 31, 2006, those same two customers had accounts receivable balances representing 53% and 55%, respectively, of the Company’s total accounts receivable.

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

     In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of January 1, 2007 and December 31, 2007, the Company did not have any unrecognized tax benefits.

     In the past, the Company has filed consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS for years 2005, 2006 and 2007, and by New York State for years 2004 through 2007.

     The Company's policy is to recognize interest and penalties in Other Expense.

Research and Development

     The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $420,000 and $502,000 for the years ended December 31, 2007 and 2006, respectively.

Shipping and Handling Costs

     Shipping and handling costs are classified in operating expenses in the accompanying consolidated statements of income. Shipping and handling costs were approximately $86,000 and $101,000 for the years ended December 31, 2007 and 2006 respectively.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

     Advertising costs are expensed as incurred. During 2007 and 2006 the Company incurred $26,100 and $64,500 of advertising costs, respectively.

Stock-Based Compensation

     In 2004, the Company approved a new stock option plan ("2004 Stock Option Plan"). Effective January 1, 2006, the Company follows SFAS No. 123R, Share Based Payment (“SFAS 123R”). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values on grant date. For options with graded vesting, the Company fair values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

    No stock options were granted in 2007 or 2006.

Earnings Per Share Information

     Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share include the dilutive effect of outstanding stock options.

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

Segment Reporting

     SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, requires that the Company disclose certain information, including geographic information, about its business segments defined as "components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in one business segment.

New Accounting Pronouncements

     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted; in November, 2007, the FASB agreed to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. The Company concluded that the adoption of SFAS 157 will have no effect on its consolidated financial statements

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS 157 is also adopted. The Company concluded that the adoption of SFAS 159 will have no effect on its consolidated financial statements

     In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS 160 will have on its consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - MARKETABLE SECURITIES

     Marketable securities held as available for sale at December 31, 2007 and 2006 were as follows:

			Unrealized
December 31, 2007	Cost	Fair Value	Gain/(Loss)
Available for sale:
U.S. Treasury and agencies
Maturities within 1 year	$949,354	$960,329	$10,975
Maturities after 1 year through 5 years	1,803,298	1,835,253	31,955
Total U.S. Treasury and agencies	$2,752,652	$2,795,582	$42,930
Fixed income mutual funds	4,452,050	4,404,078	(47,972)
Equity and other mutual funds	235,399	265,757	30,358
	$7,440,101	$7,465,417	$25,316
December 31, 2006
Available for sale:
U.S. Treasury and agencies	$3,001,026	$3,003,399	$2,373
Fixed income mutual funds	4,220,084	4,091,754	(128,330)
Equity and other mutual funds	230,192	251,500	21,208
	$7,451,302	$7,346,653	$(104,749)
NOTE C - INVENTORIES

Inventories consist of the following:
	December 31,
	2007	2006
Raw materials and work-in-process	$359,730	$313,319
Finished products	828,492	1,475,958
	$1,188,222	$1,789,277

     One of the Company's pharmaceutical products, Renacidin Irrigation, is currently manufactured for the Company by a third party that had relocated production to a new facility, necessitating the filing of an application by the Company to the U.S. Food and Drug Administration ("FDA") to begin production in the new facility. While this application was pending, the Company purchased additional Renacidin inventory, which resulted in an increase of approximately $1 million in the Company's finished goods inventory at December 31, 2006. At December 31, 2007, the Renacidin inventory value had been reduced to $166,000. In May 2007, the Company’s application was approved, and the first production batches from the new facility were shipped at the end of February 2008.

     At December 31, 2007 and 2006, the company has reserved $39,000 for slow moving and obsolete inventory.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - NOTES PAYABLE - BANKS

     On January 17, 2007 the Company entered into a line of credit agreement with JPMorgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1.0% below the Prime Rate. The line of credit was renewed, effective as of June 30, 2007. It currently expires June 30, 2008. It is expected that the line will be renewed by the Company on an annual basis. As of March 1, 2008, the Company had no outstanding balance on this credit line.

NOTE E – INCOME TAXES

     The provision for income taxes from continuing operations consists of the following:

	Year ended December 31,
Current	2007	2006
Federal	$1,473,999	$1,253,263
State	(24,914)	181,305
	1,449,085	1,434,568
Deferred
Federal	118,506	(48,693)
State	27,811	(7,536)
	146,317	(56,229)
Total provision for income taxes	$1,595,402	$1,378,339

     The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Year ended December 31,
	2007 2006
	($)%		($)%

Income taxes at statutory Federal income tax rate	$1,708,000	34%	$1,387,000	34%
State income taxes, net of Federal benefit	2,000	--	120,000	3
Foreign Sales exclusion	---	--	(75,000)	(2)
Domestic Production Activities deduction	(78,000)	(2)	(36,000)	(1)
Nondeductible expenses	2,000	--	4,000
Change in deferred tax asset valuation
allowance	(43,000)	(1)	0	0
Other, net	4,000	1	(22,000)	0
Actual income tax expense	$1,595,000	32%	$1,378,000	34%

     During 2007 and 2006, the Company realized the tax benefits of the Foreign Sales exclusion and the Domestic Production Activities deduction. The American Jobs Creation Act repealed the Extraterritorial Income Exclusion for transactions after 2004 subject to transitional rules. As such, the company was entitled to claim 60% of the pre-repeal exclusion for transactions during 2006.

     The Domestic Production Activities deduction was created to replace the Extraterritorial Income Exclusion. In 2007 and 2006, this deduction amounted to 6% and 3%, respectively, of net income from domestic production activities.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2007	2006
Deferred tax assets
Current
Accounts receivable	$10,398	$17,531
Unrealized loss on marketable securities	--	39,000
Accrued pension liability	74,598	297,800
Inventories	13,517	40,657
Accrued expenses	117,599	119,225
Sec. 263A costs	6,858	13,348
Capital loss	--	42,798
Other	--	7,200
	222,970	577,559
Valuation allowance	--	(42,798)
	222,970	534,761
Deferred tax liabilities
Non-current
Pension asset	(131,088)	(34,360)
Unrealized gain on marketable securities	(8,774)	---
	(139,862)	(34,360)
Net deferred tax asset	$83,108	$500,401

     The valuation allowance at December 31, 2006 was due to the capital loss carryforwards that the company did not expect to utilize in the future. The change in the valuation for the year ended December 31, 2007 was $42,798 due to the company realizing the benefit of the capital loss carryforwards from 2006, which will offset nearly all of the capital gain on disposition of the Eastern division.

NOTE F - BENEFIT PLANS

Pension Plan

     The Company has a noncontributory defined benefit pension plan (the ”Plan”) which covers substantially all of its employees. Benefits are based on years of service and employees' compensation prior to retirement. Amounts are funded in accordance with the requirements of ERISA (Employee Retirement Income Security Act of 1974) and the Plan is administered by a trustee who is responsible for payments to retirees. The Plan assets primarily consist of cash equivalents, bonds, commercial paper and mortgage-backed securities, and are recorded at fair value within the Plan.

     As of December 31, 2007 the Company put in place a freeze on future benefit accruals to the Plan while the Company investigated the advisability of replacing the Plan with a defined contribution plan. This would be coordinated with, and be part of, the Company’s current 401(k) plan. On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval, and has begun taking the steps necessary to do so.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Upon termination of the pension plan, non-vested benefits will become fully vested, and the effects of future contribution levels will cease to be an obligation. Any resulting gain is first offset against an existing net loss included in accumulated other comprehensive income.

     Under FASB Statement No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (“SFAS 88”), if the net effect of a termination is a gain, the gain is to be recognized when the termination occurs, which would be the date the employees are terminated or the date the pension plan is terminated.

     As a result of the curtailment (freeze) on future benefit accruals, the net periodic benefit cost has been increased due to the immediate recognition of $24,537 of prior service cost. The following tables reflect this curtailment of the Plan as of the October 1, 2007 measurement date.

     The fair value of Plan assets as of October 1, 2007 and 2006 was $2,761,754 and $2,208,527, respectively.

     The projected benefit obligation to Plan assets are $2,598,770 and $2,914,689 at October 1, 2007 and 2006, respectively.

     The net pension asset recorded by the Company at December 31, 2007 is $174,096, while the net pension liability recorded by the Company at December 31, 2006 was $706,162.

     The percentage of the fair value of total Plan assets as of December 31, 2007 and 2006 is as follows:

	2007	2006
Equity securities	26%	24%
Debt securities - General Investment Account	74%	76%
Total	100%	100%

     Investment strategies are determined by the Board of Directors. All current pension assets are invested in the “General Investment Fund” operated by the Principal Financial Group. These investments consist primarily of bonds (both public and private), commercial mortgages, and mortgage-backed securities.

     Historical returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rates for each asset class were developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted-average rate was developed based on those overall rates and target asset allocation of the Plan.

     In March 1998, the Board of Directors authorized a one time investment of some of the assets of the Plan into two equity funds operated by the Principal Financial Group. In addition, in 2001, when the Principal Financial Group became a publicly-traded company, a distribution of their stock was made to all investors. This investment has resulted the Company recording on its balance sheet a third equity investment. No additional contributions have been made to any of the three equity investments. Any future investments will continue to be determined by the Board of Directors.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The accumulated benefit obligation is $2,598,770 and $2,307,022 at December 31, 2007 and 2006 respectively.

     Based on current data and assumptions, the following benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid over the next ten years as follows:

Expected Future
Year Ending	Benefits Payable
2008	$ 300,000
2009	80,000
2010	190,000
2011	160,000
2012	360,000
2013-2017	1,220,000

     The Company estimates that it will make contributions to the Plan of approximately $155,000 during 2008, which includes required and discretionary contributions.

     A measurement period from October 1, 2006 to October 1, 2007 has been used for the year ended December 31, 2007. The liabilities and assets are calculated at October 1, 2007. Assets are adjusted for known contributions received by the Company between October 1, 2007 and December 31, 2007.

     SFAS No. 158 required a benefit cost of $7,041 (net of tax of $4,071) for the period from October 1, 2007 to December 31, 2007 be accounted for by adjustments to balance sheet accounts, rather than through profit/loss accounts for the preceding or following year. This amount was posted as a pension asset and an increase in retained earnings net of deferred taxes.

The following table sets forth the Plan's funded status:
	Year ended December 31,
	2007	2006
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$2,914,689	$3,054,346
Service cost	126,132	111,449
Interest cost	144,358	158,489
Actuarial (gain)/loss	64,527	(24,773)
Benefits paid	(83,793)	(35,723)
Other	--	(349,099)
Actuarial (gain) due to curtailment	(567,143)	---
Projected benefit obligation at end of year	$2,598,770	$2,914,689
Change in Plan Assets:
Fair value of Plan assets at beginning of year	$2,208,527	$2,314,362
Actual return on Plan assets	137,020	780,987
Employer contributions	500,000	200,000
Benefits paid	(83,793)	(35,723)
Other	0	(349,099)
Fair value of Plan assets at end of year	$2,761,754	$2,208,527

UNITED-GUARDIAN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2007	2006
Funded (underfunded) status at end of year	$174,096	---
Amounts recognized in statement of financial position
Noncurrent Liabilities	---	$(706,162)
Total	$174,096	$(706,162)
Amounts recognized in accumulated Other Comprehensive Income ("OCI")
Total net loss	$215,228	$766,283
Prior service cost	0	31,998
Total accumulated OCI (not adjusted for applicable tax)	$215,228	$798,281
Weighted-average assumptions used to determine benefit assumptions
Discount rate	5.75%	5.50%
Rate of compensation increase	5.42%	5.50%

	Year ended December 31,
	2007	2006
Components of net periodic benefit cost:
Service cost	$126,132	$111,449
Interest cost	144,358	158,489
Expected return on Plan assets	(137,632)	(162,412)
Amortization of net actuarial loss	49,051	61,444
Amortization of prior service cost	7,461	7,461
Effect of special events	24,537	91,817
Net periodic benefit cost	$213,907	$268,248
Other changes recognized in OCI
Net loss	$65,139	58,652
Amortization of net gain	(49,051)	(61,444)
Amortization of prior service cost	(7,461)	(7,461)
Amount recognized due to special event	0	(91,817)
Actuarial (gain) due to curtailment	(567,143)	0
Prior service cost recognized due to curtailment	(24,537)	0
Total recognized in other comprehensive income	$(583,053)	$(102,070)
Total recognized in net periodic benefit cost and OCI	$(369,146)	$166,178
Weighted-average assumptions used to determine net period benefit cost
Discount rate	5.50%	5.25%
Expected long-term return on Plan assets	7.00%	7.00%
Rate of compensation increase	5.50%	5.42%
F-19

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 The following table reflects the incremental effect of applying FASB Statement No. 158 on individual line items in the Consolidated Balance Sheet at December 31, 2006.

	Before		After
	Application of		Application of
	SFAS No.158	Adjustments	SFAS No. 158
(Asset)/Liability for pension benefit	$(92,120)	$798,281	$706,162
Deferred income taxes	(236,961)	(297,800)	(534,761)
Total liabilities	2,012,240	706,162	2,718,402
Accumulated other comprehensive income	(65,649)	(500,481)	(566,130)
Total Stockholders' Equity	13,726,171	(500,481)	13,225,690

401(k) Plan

     The Company maintains a 401(k) Plan for all of its eligible employees. Under the plan, employees may defer up to 15% of their weekly pay as a pretax investment in a savings plan. In addition, the Company made contributions of 50% of the first 6% of each employee's elective deferral up to a maximum employer contribution of 3% of biweekly pay. Employees become fully-vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $65,000 and $64,000 for the years ended December 31, 2007 and 2006, respectively.

     Because the Company froze all benefits in its defined benefit pension plan as of December 31, 2007, and has initiated termination of that Plan, the Company modified its 401(k) plan, effective January 1, 2008, by increasing the employer contribution to a maximum of 100% of the first 4% of each employee's pay, and will, beginning in 2009, make an additional discretionary contribution to each employee's account based on a formula that qualifies the 401(k) Plan under current IRS regulations.

Stock Option Plans

     At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of the 2004 Stock Option Plan. The plan authorizes the granting of options for up to 500,000 shares, and covers both employees and Directors. The adoption and implementation of the new plan was ratified by the shareholders of the Company at the Company's annual meeting of shareholders on May 19, 2004.

     There were no stock option transactions from the expired Non-Statutory Stock Option Plan for Directors. The following summarizes the stock option transactions from the expired Employee Incentive Stock Option Plan:

		Weighted average
	Number	exercise
	Outstanding	price per share
Options outstanding and exercisable at January 1, 2006	4,300	$3.29
Options outstanding and exercisable at December 31, 2006	4,300	$3.29
Options outstanding and exercisable at January 1, 2007	4,300	$3.29
Exercised	(4,300)	$3.29
Options outstanding and exercisable at December 31, 2007	0	--

     As of December 31, 2007, there were no stock options outstanding.

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The intrinsic value of the 4,300 options exercised during 2007 was $40,304.

     As of December 31, 2007, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

     The Company did not record any compensation expense during the year ended December 31, 2007 under the provisions of SFAS 123R.

     Cash received from option exercise under all share-based payment arrangements for the year ended December 31, 2007 was $14,157.

NOTE G – DISCONTINUED OPERATIONS

     On December 11, 2007 the Company completed the sale of substantially all of the assets of its Eastern subsidiary. The assets of Eastern were sold for $266,759, which resulted in a gain of $84,361 (net of taxes of $45,396). The Eastern corporate entity remains a wholly-owned subsidiary of the Company with no assets, and will be dissolved. Paragon, a purchasing entity for Eastern with no assets of its own, will also be dissolved, but the right to use the Paragon name was also sold as part of the sale of the Eastern assets. As a result of the sale, Eastern is classified as discontinued operations for all periods presented.

     The table below sets forth the Company’s best estimate of the results of operations of Eastern. Since the Eastern operation was always consolidated into Guardian’s operations, there were never separate audited financial statements for Eastern, and some of Guardian’s overhead was previously allocated to Eastern in determining segment information in previous financial statements. The results below do not include any allocated or common overhead expenses. In accordance with SFAS 144, the gain on the sale of Eastern and any additional operating income or losses or changes in the values of Eastern's assets or liabilities, as well as any gain or loss on the sale of Eastern, are reflected in the accompanying financial statements as discontinued operations. The Company does not expect to incur additional losses associated with Eastern. SFAS 144 requires that the Company accrue estimates of future losses, costs to dispose, and carry costs at the time the business was discontinued. The Company has recorded a liability for severance payments due to employees of Eastern of $47,386 at December 31, 2007.

     The results of operations of Eastern for the years ended December 31, 2007 and 2006, and the financial position as of December 31, 2007 and 2006, were as follows:

	Year ended December 31
	2007	2006
Results of Operations:
Revenue	$841,060	$987,769
Less:
Cost of goods sold	(479,590)	(667,552)
General and administrative	(309,008)	(262,566)
Income before income taxes	52,462	57,651
Income tax provision	(19,600)	(21,600)
Income from discontinued operations	$32,862	$36,051

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2007	2006
Financial position:
Net current assets:
Accounts receivable	$64,619	$78,075
Inventory	0	133,791
Total net current assets	$64,619	$211,866
Accounts payable	(47,386)	(86,360)
Net current assets from discontinued operations	$17,233	$125,506

NOTE H - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share at December 31, 2007 and 2006:

	Year ended December 31,
	2007	2006
Numerator:
Net income from continuing operations	$3,427,085	$2,701,181
Net income from discontinued operations	117,223	36,051
Net Income	$3,544,308	$2,737,232
Denominator:
Denominator for basic earnings per share
(weighted average shares)	4,944,943	4,941,657
Effect of dilutive securities:
Employee stock options	980	3,064
Denominator for diluted earnings per
share (adjusted weighted-average
shares) and assumed conversions	4,945,923	4,944,721
Basic and diluted earnings per share
Continuing operations	$.69	$.54
Discontinued operations	$.03	$.01
Total – Basic and diluted	$.72	$.55

     In 2007 and 2006 there were no options excluded from the computation of diluted earnings per share.

NOTE I - GEOGRAPHIC and OTHER INFORMATION

     Through its Guardian Laboratories division the Company conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company's products. Many of the cosmetic ingredient products manufactured by Guardian, particularly its LUBRAJEL® line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

F-22

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company’s products are separated into four distinct product categories: pharmaceuticals, personal care products (including cosmetic ingredients), medical products, and industrial products. Each product category is marketed differently. The cosmetic ingredient/personal care products are marketed through a global network of marketing partners and distributors. These marketing partners purchase product from the Company and market and re-sell those products to the end users. No prior regulatory approval is needed by the Company to sell these products, and generally is not needed by the end users either.

     The pharmaceutical products are two urological products that are sold to end users primarily through distribution agreements with the major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. These products are drug products that required the Company to obtain regulatory approval before marketing.

     The medical products are non-pharmaceutical products, such as medical lubricants, that are marketed solely by the Company directly to end users, such as companies incorporating some of the Company’s lubricating gels into urethral catheters. These products are distinguished from the pharmaceutical products in that, unlike the pharmaceutical products, the Company does not have to obtain regulatory approval prior to marketing these products, since that is the responsibility of the end user, who is generally incorporating the product into a medical device.

     The industrial products are also marketed directly to the end users by the Company, and generally do not require that the Company obtain regulatory approval. However, the end users may have to obtain such regulatory approvals before marketing these products.

(a) Gross Revenues
	Year ended December 31,
	2007	2006
Personal Care	$7,776,595	$7,102,261
Pharmaceuticals	2,497,897	2,364,831
Medical	1,731,993	1,812,702
Industrial	135,635	139,986
	$12,142,120	$11,419,780
Less Discounts and allowances	(253,558)	(211,877)
	$11,888,562	$11,207,903

F-23

	UNITED-GUARDIAN, INC.
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(b)	Geographic Information
		Year ended December 31,
		2007		2006
			Long-Lived		Long-Lived
		Revenues	Assets	Revenues	Assets
	United States	$5,067,189	$953,397	$4,909,764	$848,793
	France	1,262,568	--	1,485,384	---
	Other countries	5,558,805	--	4,812,755	---
		$11,888,562	$953,397	$11,207,903	$848,793

(c) Revenue from Major Customers
	Year ended December 31,
	2007	2006
Customer A	$5,169,988	$4,298,625
Customer B	1,027,334	1,227,466
All other customers	5,691,240	5,681,812
	$11,888,562	$11,207,903

NOTE J - CONTINGENCIES

     While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims.

NOTE K - RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2007 and 2006 the Company paid to Henry Globus, a former officer and current Director of the Company, $21,024 and $20,352 respectively, for consulting services in accordance with his employment termination agreement of 1988.

     During each of the years ended December 31, 2007 and 2006 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $10,500 for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is currently a Director of the Company.

F-24