Form 10-Q
period 2008-03-31
UNITED GUARDIAN INC
filed 2008-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

☑ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Cover Page 1 of 2

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☑

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,946,439 shares of common stock, par value $.10 per share
(as of May 1, 2008)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX

                                                                                                                                                                                         Page No.

Part I. FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Statements of Income - Three Months ended March 31,
2008 and 2007 (unaudited)		2

Consolidated Balance Sheets – March 31, 2008 (unaudited) and
December 31, 2007		3-4

Consolidated Statements of Cash Flows – Three months ended March
31, 2008 and 2007 (unaudited)		5

Consolidated Notes to (unaudited) Financial Statements		6-12

Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-17

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T-	Controls and Procedures	17-18

Part II. OTHER INFORMATION

Item 1 -	Legal Proceedings	18

Item 1A -	Risk Factors	18

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3 -	Defaults Upon Senior Securities	18

Item 4 -	Submission of Matters to a Vote of Security Holders	18

Item 5 -	Other Information	18

Item 6 -	Exhibits and Reports On Form 8-K	19

Signatures		19

Part I. FINANCIAL INFORMATION

ITEM 1.   Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
 (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2008	2007
Revenue from continuing operations:
Net sales	$3,031,199	$3,990,650
Costs and expenses:
Cost of sales	1,237,183	1,651,984
Operating expenses	659,312	653,236
	1,896,495	2,305,220
Income from continuing operations	1,134,704	1,685,430
Other income (expense):
Investment income	128,276	125,393
Gain on sale of marketable securities	51	--
Loss on sale of equipment	(7,763)	--
Other	--	(42)
Income from continuing operations
before income taxes	1,255,268	1,810,781
Provision for income taxes	416,000	649,961
Net Income from continuing operations	839,268	1,160,820
(Loss) from discontinued operations,
net of income tax	--	(775)
Net Income	$839,268	$1,160,045
Earnings per common share
(Basic and Diluted):
Continuing operations	$.17	$.23
Discontinued operations	--	--
Total—Basic and diluted	$.17	$.23
Weighted average shares - basic	4,946,439	4,942,289
Weighted average shares - diluted	4,946,439	4,944,876

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED BALANCE SHEETS

	MARCH	DECEMBER
ASSETS	31,	31,
	2008	2007
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,768,497	$4,555,388
Temporary investments	562,973	555,829
Marketable securities	7,866,383	7,465,419
Accounts receivable, net of allowance for doubtful
accounts of $23,927 at March 31, 2008 and
$30,000 at December 31, 2007, respectively	1,702,813	1,278,386
Inventories (net)	1,458,885	1,188,222
Prepaid expenses and other current assets	184,405	427,712
Deferred income taxes	222,970	222,970
Assets of discontinued operations	--	64,619
Total current assets	15,766,926	15,758,545
Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,260,599	3,233,621
Building and improvements	2,335,167	2,335,975
Waste disposal plant	133,532	133,532
	5,798,298	5,772,128
Less: Accumulated depreciation	4,851,601	4,818,731
	946,697	953,397
Other assets
Other	244,254	148,430
Pension asset	223,874	174,096
Total other assets	468,128	322,526
TOTAL ASSETS	$17,181,751	$17,034,468

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	MARCH 31,	DECEMBER 31,
	2008	2007
Current liabilities:	(UNAUDITED)

Dividends payable	---	$1,385,003
Accounts payable	$533,988	123,290
Current loans payable	7,988	7,988
Accrued taxes payable	145,307	---
Accrued expenses	934,888	794,186
Liabilities of discontinued operations	4,087	47,386
Total current liabilities	1,626,258	2,357,853
Loans payable	4,660	6,657
Deferred income taxes	154,283	139,862
Total long term liabilities	158,943	146,519
Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares;
5,008,639 shares issued, and 4,946,439 shares outstanding	500,864	500,864
Capital in excess of par value	3,819,480	3,819,480
Accumulated other comprehensive loss	(92,832)	(120,018)
Retained earnings	11,528,668	10,689,400
Treasury stock, at cost; 62,200 shares	(359,630)	(359,630)
Total stockholders’ equity	15,396,550	14,530,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,181,751	$17,034,468

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
		March 31,
	2008		2007
Cash flows from operating activities:
Net income from continuing operations	$839,268		$1,160,820
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	56,320		47,644
Realized gain on sales of marketable securities	(51)		--
Loss from discontinued operations	--		(775)
Net cash (used in) provided by discontinued
operations	21,320		(30,772)
Loss on sale of equipment	7,763		--
Provision for bad debts	(6,073)		--
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	(418,354)		(619,137)
Inventories	(270,663)		596,923
Prepaid expenses and other current
and non-current assets	(135,611)		(100,012)
Accounts payable	410,698		(54,087)
Accrued pension costs	(49,778)		(2,658)
Accrued expenses and taxes payable	556,247		680,599
Net cash provided by operating activities	1,011,086		1,678,545
Cash flows from investing activities:
Acquisition of property, plant and equipment	(52,515)		(36,965)
Proceeds from sale of equipment	7,988		--
Net change in temporary investments	(7,144)		(6,856)
Purchase of marketable securities	(359,306)		(50,257)
Net cash used in investing activities	(410,977)		(94,078)
Cash flows from financing activities:
Payment of long term debt	(1,997)		(1,997)
Proceeds from exercise of stock options	--		825
Dividends paid	(1,385,003)		(1,087,271)
Net cash used in financing activities	(1,387,000)		(1,088,443)
Net (decrease) increase in cash and cash equivalents	(786,891)		496,024
Cash and cash equivalents at beginning of period	4,555,388		3,027,486
Cash and cash equivalents at end of period	$3,768,497		$3,523,510

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	In the opinion of the Registrant (also referred to hereinafter as the "Company"), the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2008 and the results of operations for the three months ended March 31, 2008 and 2007. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.

2.	The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year.

3.

Stock-Based Compensation

At March 31, 2008, the Company had a stock-based compensation plan for its employees and Directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

As of March 31, 2008 the Company had no share-based awards outstanding and exercisable and did not grant any options during the three months ended March 31, 2008.

As of March 31, 2008 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense under the provisions of FAS 123R during three months ended March 31, 2008 and 2007.

The Company received proceeds of $825 from the exercise of options for a total of 400 shares that were exercised during the three months ended March 31, 2007.

4.	Recent accounting pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management has determined that the adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2008, the Company has not elected to use the fair value option allowed by

SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect SFAS 141(R) to have a significant impact on the Company’s financial position.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. with early adoption prohibited. The Company is currently evaluating the effect, if any, the adoption will have on the Company's financial position and results of operations, but does not expect the adoption of SFAS 160 to have a significant impact on the Company’s financial position

5.	Investments

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

Establishes a three-level hierarchy ("Valuation Hierarchy") for fair value measurements;

Requires consideration of the Company's creditworthiness when valuing liabilities; and

Expands disclosures about instruments measured at fair value.

The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company's financial assets within it are as follows:

Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

  Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are  observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
  Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using level 1 inputs and the market approach as defined by SFAS 157:

			Unrealized
March 31, 2008	Cost	Fair Value	Gain/(Loss)
Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$950,392	$957,588	$7,196
Mature 1-5 years	2,102,758	2,164,221	61,463
Total US Treasury and agencies	$3,053,150	$3,121,809	$68,659
Fixed income mutual funds	4,509,899	4,503,928	(5,971)
Equity and other mutual funds	236,411	240,646	4,235
	$7,799,460	$7,866,383	$66,923

			Unrealized
December 31, 2007	Cost	Fair Value	Gain/(Loss)
Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$949,354	$960,329	$10,975
Matures after 1 through 5 years	1,803,298	1,835,253	31,955
Total US Treasury and agencies	$2,752,652	$2,795,582	$42,930
Fixed income mutual funds	4,452,052	4,404,080	(47,972)
Equity and other mutual funds	235,399	265,757	30,358
	$7,440,103	$7,465,419	$25,316

6.  Inventories - Net

.
		March 31,	December 31,
		2008	2007
	Inventories consist of the following:
	Raw materials and work in process	$428,324	$359,730
	Finished products	1,030,561	828,492
		$1,458,885	$1,18 8,222

As of March 31, 2008 and December 31, 2007 the Company had reserves of $39,000 for slow moving and obsolete inventory.

7.	For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $455 and $120,009 for the three months ended March 31, 2008 and 2007, respectively. No payments were made for interest during these periods.

The Company paid dividends of $1,385,003 and $1,087,271 during the periods ended March 31, 2008 and 2007, respectively.

8.	Income Taxes

The Company follows the provisions of FIN 48. The Company continues to fully recognize its tax benefits which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2007 and March 31, 2008, the Company did not have any unrecognized tax benefits.

In the past, the Company has filed consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service for years 2005 through 2007 and by New York State for years 2004 through 2007.

The Company's policy is to recognize interest and penalties in Other Expense.

9.	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended
		March 31,
	2008		2007
Net income from continuing operations	$839,268		$1,160,820
Other comprehensive income
Unrealized gain on marketable
securities during period	41,608		27,191
Income tax expense related to
other comprehensive income	14,422		10,100
Other comprehensive income, net of tax	27,186		17,091
Comprehensive income net of tax	$866,454		$1,177,911

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

10. Discontinued Operations

On December 11, 2007 the Company completed the sale of substantially all of the assets of its Eastern Chemical Corporation (“Eastern”) subsidiary. The assets of Eastern were sold for $266,759, which resulted in a gain of $84,361 (net of taxes of $45,396). The Eastern corporate entity remains a wholly-owned subsidiary of the Company with no assets, and will be dissolved.

Paragon Organic Chemicals, Inc. (“Paragon”), a purchasing entity for Eastern with no assets of its own, will also be dissolved, but the right to use the Paragon name was also sold as part of the sale of the Eastern assets. As a result of the sale, Eastern is classified as discontinued operations for all periods presented.

The table below sets forth the Company’s best estimate of the results of operations of Eastern. Since the Eastern operation was always consolidated into Guardian’s operations, there were never separate audited financial statements for Eastern, and some of Guardian’s overhead was previously allocated to Eastern in determining segment information in previous financial statements. The results below do not include any allocated or common overhead expenses. In accordance with FAS 144, the gain on the sale of Eastern and any additional operating income or losses or changes in the values of Eastern's assets or liabilities, as well as any gain or loss on the sale of Eastern, are reflected in the Company’s statement of financial condition and the results of discontinued operations. The Company does not expect to incur additional losses associated with Eastern. SFAS 144 requires that the Company accrue estimates of future losses, costs to dispose, and carry costs at the time the business was discontinued. The Company has recorded a liability for severance payments due to employees of Eastern of $4,087 at March 31, 2008.

The results of operations of Eastern for the three months ended March 31, 2007, and the financial position as of March 31, 2008 and December 31, 2007, were as follows:

                                                                                Three months ended
                                                                                     March 31, 2007

Results of Operations:
Revenue	$236,776
Less:
Cost of goods sold	(161,042)
General and Administrative	(76,970)
Loss before income taxes	(1,236)
Income tax benefit	(461)
Loss from discontinued operations	$(775)

		March 31,	December 31,
		2008	2007
Financial position:
Net current assets:
Current assets	$	---	$64,619
Current Liabilities		(4,087)	(47,386)
Net current assets (liabilities) from
discontinued operations		$(4,087)	$17,233

11. Earnings Per Share The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31,
	2008	2007
Numerator:
Net income from continuing operations	$839,268	$1,160,820
Net loss from discontinued operations	--	(775)
Net income	$839.268	$1,160,045
Denominator:
Denominator for basic earnings per share
(weighted average shares)	4,946,439	4,942,289
Effect of dilutive securities:
Employee stock options	--	2,587
Denominator for diluted earnings per share
(adjusted weighted-average shares) and
assumed conversions	4,946,439	4,944,876
Basic and diluted earnings per share:
Continuing operations	$.17	$.23
Discontinued operations	--	--
Total—Basic and diluted	$.17	$.23

12.	The Company sponsors a non-contributory defined benefit plan (“Plan”) for its employees and adopted FAS 158 effective December 31, 2006. A measurement period from October 1, 2006 to October 1, 2007 has been used for the year ended December 31, 2007. Due to curtailment of the Plan at December 31, 2007 the Company reported the effect of the curtailment through December 31, 2007. The following table sets forth the components of the projected net periodic benefit costs for the year ending December 31, 2008 and the actual net periodic benefit cost for the year ended December 31, 2007.

		2008	2007
		(projected)
Service cost - benefit earned	$	---	$126,132
Interest cost - projected benefit obligation		141,221	144,358
Expected return on plan assets		(185,789)	(137,632)
Amortization of net loss		--	49,051
Effects of special events		--	24,537
Amortization of prior service costs		--	7,461
		(44,568)	213,907
Effect of curtailment of the Plan		--	(11,112)
Net periodic benefit costs		$(44,568)	$202,795

The Company made cash contributions totaling $38,636 and $50,000 to the Plan during the three-month periods ended March 31, 2008 and 2007, respectively. The Company recorded income of $11,142 for the three months ended March 31, 2008 and expenses for net periodic benefit costs of $47,342 for the three months ended March 31, 2007.

As of December 31, 2007 the Company put in place a freeze on future benefit accruals to the Plan while the Company investigated the advisability of replacing the Plan with a defined contribution plan. This would be coordinated with, and be part of, the Company’s 401(k) plan.

On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval, and has begun taking the steps necessary to do so. The Company expects to obtain regulatory approval in 2009.

Upon termination of the Plan, non-vested benefits will become fully vested, and the effects of future contributions levels will cease to be an obligation. Any resulting gain is first offset against an existing net loss included in accumulated other comprehensive income.

Under FASB Statement No. 88, “Employers’ Accounting for Settlements and Contributions of Defined Benefit Pension Plans and for Termination Benefits” , if the net effect of a termination is a gain, the gain is to be recognized when the termination occurs, which would be the date the employees are terminated or the date the Plan is terminated.

13. Geographic and Other Information

(a)   Gross Revenues

	Three months ended
	March 31,
	2008	2007
Personal Care	$1,951,983	$2,291,501
Pharmaceuticals	711,701	1,243,647
Medical	400,042	520,196
Industrial	29,625	37,025
	$3,093,351	$4,092,369
Less net discounts and allowances	(62,152)	(101,719)
	$3,031,199	$3,990,650

(b)   Geographic Information

                                                                                                            Three months ended March 31,
                                                                                         2008                                                                     2007

	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets

United States	$1,323,737	$946,697	$1,964,272	$838,114
France	389,509	--	270,984	--
Other countries	1,317,953	--	1,755,394	--
	$3,031,199	$946,697	$3,990,650	$838,114

(c) Major Customers
	Revenues
	2008	2007
Customer A	$1,263,160	$1,638,580
Customer B	332,541	189,055
Customer C	96,425	571,803
All other customers	1,339,073	1,591,212
	$3,031,199	$3,990,650

At March 31, 2008 customers A, B and C represented 40%, 6%, and 3%, respectively, of total accounts receivable. At March 31, 2007 customers A and C represented 43% and 24%, respectively, of total accounts receivable. Customer B did not have an outstanding accounts receivable balance at March 31, 2007.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company. Forward-looking statements may be identified by the use of such words as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principals, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The Company’s products are manufactured at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products, which are distributed primarily through drug wholesalers. There are also indirect sales to the Veteran's Administration and other government agencies in the United States, and to some hospitals and physicians.

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide primarily by its marketing partners, the largest of which is International Specialty Products Inc. ("ISP"). Approximately one-half of the Company's personal care products are sold to foreign customers, either directly or through its marketing partners.

While the Company does have competition in the marketplace for some of its products, many of its products or processes are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products or processes of other pharmaceutical, chemical, or health care companies. The Company’s research and development department is actively working on the development of new products to expand the Company's personal care products line.

The Company has been issued many patents and trademarks, and intends whenever possible to make efforts to obtain patents in connection with its product development program.

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 the discussion and analysis of the Company’s financial condition and results of operations are based on consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents and other intangible assets, and income taxes. Since December 31, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2007, and a comparison of the results of operations for the three months ended March 31, 2008 and March 31, 2007. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS Revenue

For the three-month period ended March 31, 2008 revenue decreased $959,431 (24.0%) as compared with the comparable period in 2007. This decrease was attributable to decreases in sales of the following product lines:

(a)

Pharmaceuticals: Pharmaceutical sales decreased $531,946 (42.8%) for the three months ended March 31, 2008 when compared with the comparable period in 2007. In the first quarter of 2007 the Company implemented a price increase on its pharmaceutical products, which resulted in customers purchasing significant volumes of product far in excess of their normal requirements in order to avoid the price increase. While the Company implemented a price increase again in the first quarter of 2008, this time customers purchased only slightly more product than normal. The Company believes that this was due to the fact that the price increase in 2008 was much smaller than the price increase in 2007. As a result, sales of the Company’s pharmaceutical products in the first quarter of 2008 were significantly lower than in the first quarter of 2007, and only slightly higher than normal. Since the Company’s sales of these products are relatively stable from year to year, the Company anticipates that the quantity of pharmaceutical products that will be sold in 2008 will attain levels very close to last year’s levels, and that because customers did not take in excess quantities of those products in anticipation of the price increase this year, more of those sales will be at the higher price, which should result in increased revenue from these products in 2008 compared with 2007.

(b)	Personal Care Products: For the three months ended March 31, 2008 the Company’s sales of personal care products decreased by $339,518 (14.8%) when compared with the three months ended March 31, 2007. Based on feedback from the Company’s marketing partners, the Company believes that this decrease was due primarily to the ordering patterns of its customers rather than any real decline in the use of the Company’s products.

(c)	Medical (non-pharmaceutical) Products: Sales of the Company’s medical products decreased $120,154 (23.1%) for the three-month period ended March 31, 2008 when compared with the three-month period ended March 31, 2007. The Company believes that this decrease is due to buying patterns of its customers.

(d)	Industrial Products: Sales for industrial products decreased $7,400 (20.0%) for the three- month period ending March 31, 2008 when compared with the comparable period in 2007.

In addition to the above decreases in sales, net sales allowances decreased $39,587 (38.9%) for the three months ended March 31, 2008 when compared with March 31, 2007.

Cost of Sales

Cost of sales as a percentage of sales decreased to 40.8% for the three months ended March 31, 2008 from 41.4% for the comparable period in 2007. The 0.6% decrease was principally due to the positive impact from changes in the Company's manufacturing product mix, which were offset somewhat by an increase in the cost of one of the Company's major raw materials.

Operating Expenses

Operating Expenses increased $6,076 (0.9%) for the three months ended March 31, 2008 compared with the comparable period in 2007. This increase was primarily attributable to payroll and payroll-related expenses.

Other Income

Other Income decreased $4,787 (3.8%) for the three months ended March 31, 2008 when compared with the comparable period in 2007. This decrease was mainly attributable to the recognition of a loss on the sale of a fixed asset in 2008.

Provision for Income Taxes

The provision for income taxes decreased by $233,961 (36.0%) for the three months ended March 31, 2008 when compared with the comparable period in 2007. This decrease was primarily due to a $555,513 (30.7%) decrease in income before taxes in 2008 compared with 2007.

The Company's effective income tax rate decreased from 35.9% for the three months ended March 31, 2008 to 33.1% for the comparable period in 2007. Differences in the effective income tax rate from the statutory federal income tax rate arise primarily from state taxes net of federal benefits and domestic production tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $739,976 from $13,400,692 at December 31, 2007 to $14,140,668 at March 31, 2008. The current ratio increased from 6.7 to 1 at December 31, 2007 to 9.7 to 1 at March 31, 2008. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable and cash and cash equivalents from December 31, 2007 to March 31, 2008, partially offset by the increases in accounts receivable, inventory, accounts payable and accrued expenses.

The Company has no commitments for any significant capital expenditures during the remainder of 2008, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

The Company generated cash from operations of $1,011,086 and $1,678,545 for the three months ended March 31, 2008 and March 31, 2007, respectively. The decrease was primarily due to a decrease in net income from continuing operations and increases in accounts receivable and inventory, which were partially offset by increases in accounts payable and accrued expenses.

Cash used in investing activities was $410,977 and $94,078 for the three-month period ended March 31, 2008 and March 31, 2007, respectively. This increase was primarily due to purchases of marketable securities and the purchase of production equipment.

Cash used in financing activities was $1,387,000 and $1,088,443 for the three months ended March 31, 2008 and March 31, 2007, respectively. The increase was mainly due to an increase in dividends paid, with the Company paying a dividend of $0.28 per share in the first quarter of 2008 compared with $0.22 per share paid in the first quarter of 2007.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Management has determined that the adoption of SFAS 157 did not have a material effect on the Company’s consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of March 31, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquired shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect SFAS 141(R) to have a significant impact on the Company’s financial position.

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008. with early adoption prohibited. The Company is currently evaluating the effect, if any, the adoption will have on the Company's financial position and results of operations, but does not expect the adoption of SFAS 160 to have a significant impact on the Company’s financial position.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The information to be reported under this item is not required of smaller reporting companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information to be reported under this item is not required of smaller reporting companies.

Item 4T. CONTROLS AND PROCEDURES

(a)	DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by the Company’s management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding disclosures.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. They have also concluded that there were no significant changes in the Company’s internal controls after the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

31.1	Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were two reports on Form 8-K filed during the fiscal quarter ended March 31, 2008. The first was filed on February 21, 2008 and related to the termination of the Company’s defined benefit pension plan. The second was filed on March 25, 2008 and related to the issuance of a press release that announced the Company’s financial results for the fiscal year ended December 31, 2007.

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

Date: May 13, 2008