Form 10-Q
period 2008-06-30
UNITED GUARDIAN INC
filed 2008-08-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2008

☐ TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
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
(as of August 1, 2008)

Cover Page 2 of 2

Part I. FINANCIAL INFORMATION

Item 1 -	Financial Statements

Consolidated Statements of Income - Three and Six Months ended June
30, 2008 and 2007 (unaudited)		2

Consolidated Balance Sheets – June 30, 2008 (unaudited) and
December 31, 2007		3-4

Consolidated Statements of Cash Flows – Six months ended June 30,
2008 and 2007 (unaudited)		5

Notes to (unaudited) Consolidated Financial Statements		6-13

Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-18

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T - Controls and Procedures		18-19

Part II. OTHER INFORMATION

Item 1 -	Legal Proceedings	19

Item 1A- Risk Factors		19

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3 -	Defaults Upon Senior Securities	19

Item 4 -	Submission of Matters to a Vote of Security Holders	19

Item 5 -	Other Information	19

Item 6 -	Exhibits and Reports On Form 8-K	20

Signatures		20

Part I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2008	2007	2008	2007
Revenue from continuing operations:
Net sales	$6,002,238	$6,760,706	$2,971,039	$2,770,056
Costs and expenses:
Cost of sales	2,537,179	2,793,971	1,299,996	1,141,987
Operating expenses	1,351,632	1,333,144	692,320	679,908
	3,888,811	4,127,115	1,992,316	1,821,895
Operating Income from
continuing operations	2,113,427	2,633,591	978,723	948,161
Other income (expense):
Investment income	248,774	285,436	120,498	160,043
(Loss) gain on sale of equipment	(7,763)	5,000	--	5,000
Other	(1,375)	(42)	(1,426)	--
	239,636	290,394	119,072	165,043
Income from continuing operations
before income taxes	2,353,063	2,923,985	1,097,795	1,113,204
Provision for income taxes	777,500	1,039,600	361,500	389,639
Income from continuing
operations	1,575,563	1,884,385	736,295	723,565
Income from discontinued
operations, net of income tax	--	10,930	--	11,705
Net Income	$1,575,563	$1,895,315	$736,295	$735,270
Earnings per common share
(Basic and Diluted):
Continuing operations	$0.32	$0.38	$0.15	$0.15
Discontinued operations	--	--	--	--
Total—Basic and diluted	$0.32	$0.38	$0.15	$0.15
Weighted average shares - basic	4,946,439	4,943,422	4.946,439	4,944,547
Weighted average shares - diluted	4,946,439	4,945,382	4,946,439	4,945,877

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS	JUNE 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,294,189	$4,555,388
Temporary investments	347,317	555,829
Marketable securities	7,406,214	7,465,419
Accounts receivable, net of allowance for doubtful
accounts of $23,727 at June 30, 2008 and
$30,000 at December 31, 2007, respectively	1,681,912	1,278,386
Inventories (net)	1,384,662	1,188,222
Prepaid expenses and other current assets	387,304	427,712
Deferred income taxes	222,970	222,970
Assets of discontinued operations	--	64,619
Total current assets	14,724,568	15,758,545
Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,277,528	3,233,621
Building and improvements	2,357,099	2,335,975
Waste disposal plant	133,532	133,532
	5,837,159	5,772,128
Less: Accumulated depreciation	4,892,518	4,818,731
	944,641	953,397
Other assets
Other	231,399	148,430
Pension asset	273,652	174,096
Total other assets	505,051	322,526
TOTAL ASSETS	$16,174,260	$17,034,468

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY		JUNE 30,	DECEMBER 31,
		2008	2007
Current liabilities		(UNAUDITED)

Dividends payable	$	---	$1,385,003
Accounts payable		219,485	123,290
Current loans payable		7,988	7,988
Accrued expenses		1,116,511	794,186
Liabilities of discontinued operations		--	47,386
Total current liabilities		1,343,984	2,357,853
Loans payable		2,663	6,657
Deferred income taxes		111,347	139,862
Total long term liabilities		114,010	146,519
Stockholders’ equity:
Common stock $.10 par value, authorized,
10,000,000 shares; 5,008,639
shares issued, and 4,946,439 shares
outstanding		500,864	500,864
Capital in excess of par value		3,819,480	3,819,480
Accumulated other comprehensive loss		(173,872)	(120,018)
Retained earnings		10,929,424	10,689,400
Treasury stock, at cost; 62,200 shares		(359,630)	(359,630)
Total stockholders’ equity		14,716,266	14,530,096
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY		$16,174,260	$17,034,468

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2008	2007
Cash flows from operating activities:
Income from continuing operations	$1,575,563	$1,884,385
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	110,092	103,367
Realized gain on sales of marketable securities	(51)	--
Income from discontinued operations	--	10,930
Net cash provided by (used in) discontinued
operations	17,233	(28,808)
Loss (gain) on sale of equipment	7,763	(5,000)
Provision for bad debts	(6,273)	--
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	(397,253)	189,965
Inventories	(196,440)	640,011
Prepaid expenses and other current
and non-current assets	(338,510)	(64,113)
Accounts payable	96,195	(61,717)
Accrued pension costs	(99,556)	(30,315)
Accrued expenses and taxes payable	592,563	368,627
Net cash provided by operating activities	1,361,326	3,007,332
Cash flows from investing activities:
Acquisition of property, plant and equipment	(91,376)	(204,307)
Proceeds from sale of equipment	7,988	5,000
Net change in temporary investments	208,512	(13,844)
Proceeds from sale of marketable securities	600,000	-
Purchase of marketable securities	(623,113)	(117,957)
Net cash provided by (used in)
investing activities	102,011	(331,108)
Cash flows from financing activities:
Payment of long term debt	(3,994)	(3,994)
Proceeds from exercise of stock options	--	14,157
Dividends paid	(2,720,542)	(2,422,755)
Net cash used in financing activities	(2,724,536)	(2,412,592)
Net (decrease) increase in cash and cash equivalents	(1,261,199)	263,632
Cash and cash equivalents at beginning of period	4,555,388	3,027,486
Cash and cash equivalents at end of period	$3,294,189	$3,291,118

See notes to consolidated financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Eastern Chemical Corporation (“Eastern”). Significant intercompany transactions have been eliminated. Substantially all of Eastern’s assets were sold in December 2007 (see Note 10).

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Stock-Based Compensation

At June 30, 2008, the Company had a stock-based compensation plan for its employees and Directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

As of June 30, 2008 the Company had no share-based awards outstanding and exercisable and did not grant any options during the six months ended June 30, 2008.

As of June 30, 2008 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense under the provisions of FAS 123R during the six- and three-month periods ended June 30, 2008 and 2007.

The Company received proceeds of $14,157 from the exercise of options for a total of 4,300 shares that were exercised during the six months ended June 30, 2007. The intrinsic value of those shares was $40,217. The company did not receive any proceeds from the exercise of options during the six months ended June 30, 2008.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 would not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

In December 2007, the FASB issued Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. SFAS 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect the adoption of SFAS 160 to have a significant impact on the Company’s financial position.

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using level 1 inputs and the market approach as defined by SFAS 157:

			Unrealized
June 30, 2008	Cost	Fair Value	Gain/(Loss)
Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$950,393	$951,882	$1,489
Mature 1-5 years	1,701,024	1,734,656	33,632
Total US Treasury and agencies	$2,651,417	$2,686,538	$35,121
Fixed income mutual funds	4,574,017	4,485,639	(88,378)
Equity and other mutual funds	237,834	234,037	(3,797)
	$7,463,268	$7,406,214	$(57,054)

			Unrealized
December 31, 2007	Cost	Fair Value	Gain/(Loss)
Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$949,354	$960,329	$10,975
Mature 1-5 years	1,803,298	1,835,253	31,955
Total US Treasury and agencies	$2,752,652	$2,795,582	$42,930
Fixed income mutual funds	4,452,052	4,404,080	(47,972)
Equity and other mutual funds	235,399	265,757	30,358
	$7,440,103	$7,465,419	$25,316

In addition, the Company holds temporary investments, which consist of one-year certificates of deposit, which totaled $347,317 as of June 30, 2008 and $555,829 as of December 31, 2007.

6	.	Inventories - Net
			June 30,	December 31,
			2008	2007
		Inventories consist of the following:
		Raw materials and work in process	$396,010	$359,730
		Finished products	988,652	828,492
			$1,384,662	$1,188,222

As of June 30, 2008 and December 31, 2007 the Company had reserves of $39,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $725,300 and $996,855 for the six months ended June 30, 2008 and 2007, respectively. No payments were made for interest during these periods.

The company paid $2,720,542 and $2,422,755 in dividends for the six months ended June 30, 2008 and 2007, respectively.

Research and development expenses amounted to $182,369 and $187,262 for the six months ended June 30, 2008 and June 30, 2007, respectively, and are included in operating expenses.

8.	Line of Credit

The Company had a line of credit agreement with JPMorgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1.0% below the Prime Rate, which expired June 30, 2008. The Company is in the process of renewing that line for another one-year term. As of June 30, 2008, the Company had no outstanding balance on this credit line.

9.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate.

The Company follows the provisions of FIN 48. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2007 and June 30, 2008, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service for years 2005 through 2007 and by New York State for years 2004 through 2007.

The Company's policy is to recognize interest and penalties in Other Expense.

10.	Comprehensive Income

The components of comprehensive income are as follows:

	Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,575,563	$1,895,315	$736,295	$735,270
Other comprehensive income
Unrealized (loss) on marketable securities
during period	(82,369)	(61,697)	(123,977)	(88,888)
Income tax benefit related
to other comprehensive income	(28,515)	(23,000)	(42,937)	(33,100)
Other comprehensive income, net of
tax	(53,854)	(38,697)	(81,040)	(55,788)
Comprehensive income net of tax	$1,521,709	$1,856,618	$655,255	$679,482

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.
11.	Discontinued Operations

On December 11, 2007 the Company completed the sale of substantially all of the assets of its Eastern Chemical Corporation (“Eastern”) subsidiary. The assets of Eastern were sold for $266,759, which resulted in a gain during 2007 of $84,361 (net of taxes of $45,396). As a result of the sale, Eastern is classified as discontinued operations for all periods presented.

The table below sets forth the results of operations of Eastern. A portion of the Company’s overhead was previously allocated to Eastern in determining segment information in previous financial statements. The results below do not include any allocated or common overhead expenses. The Company does not expect to incur additional losses associated with Eastern.

The results of operations of Eastern for the six and three months ended June 30, 2007, and the financial position as of June 30, 2008 and December 31, 2007, were as follows:

	Six months ended	Three months ended
	June 30, 2007	June 30, 2007
Results of Operations:
Revenue	$484,227	$247,451
Less:
Cost of goods sold	(320,324)	(159,282)
General and administrative	(146,473)	(69,503)
Income before income taxes	17,430	18,666
Income tax	(6,500)	(6,961)
Income from discontinued operations	$10,930	$11,705

	June 30,	December 31,
	2008	2007
Financial position:
Net current assets:
Current assets	$--	$64,619
Current liabilities		(47,386)
Net current assets (liabilities)
from discontinued operations	$--	$17,233

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the six and three months ended June 30, 2008 and 2007:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$1,575,563	$1,884,385	$736,295	$723,565
Income from discontinued operations	--	10,930	--	11,705
Net income	$1,575,563	$1,895,315	$736,295	$735,270
Denominator:
Denominator for basic earnings per
share (weighted average shares)	4,946,439	4,943,422	4,946,439	4,944,547
Effect of dilutive securities:
Employee stock options	--	1,960	--	1,330
Denominator for diluted earnings per share
(adjusted weighted-average shares) and
assumed conversions	4,946,439	4,945,382	4,946,439	4,945,877
Basic and diluted earnings per share:
Continuing operations	$0.32	$0.38	$0.15	$0.15
Discontinued operations	--	--	--	--
Total—Basic and diluted	$0.32	$0.38	$0.15	$0.15

13.	Defined Benefit Pension Plan

The Company sponsors a non-contributory defined benefit plan (“Plan”) for its employees and adopted FAS 158 effective December 31, 2006. A measurement period from October 1, 2006 to October 1, 2007 has been used for the year ended December 31, 2007. Due to curtailment of the Plan at December 31, 2007, the Company reported the effect of the curtailment through December 31, 2007. The following table sets forth the components of the projected net periodic benefit costs for the year ending December 31, 2008 and the actual net periodic benefit cost for the year ended December 31, 2007.

		2008	2007
		(projected)
Service cost – benefit earned	$	---	$126,132
Interest cost – projected benefit obligation		141,221	144,358
Expected return on plan assets		(185,789)	(137,632)
Amortization of net loss		--	49,051
Effects of special events		--	24,537
Amortization of prior service costs		--	7,461
		$(44,568)	$213,907
Effect of curtailment of the Plan		--	(11,112)
Net periodic benefit costs		$(44,568)	$202,795

The Company made cash contributions totaling $77,272 and $125,000 to the Plan during the six-month periods ended June 30, 2008 and 2007, respectively. The Company recorded income of $22,284 for the six months ended June 30, 2008 and expenses for net periodic benefit costs of $94,685 for the six months ended June 30, 2007.

As of December 31, 2007 the Company froze future benefit accruals to the Plan while it investigated the advisability of replacing the Plan with a defined contribution plan, to be coordinated with, and be part of, the Company’s 401(k) plan. The Company has accrued $100,000 for the six months ended June 30, 2008 for the proposed new defined contribution plan. On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval, and has begun taking the steps necessary to do so. The Company expects to obtain regulatory approval in 2009.

Upon termination of the Plan, non-vested benefits will become fully vested, and the effects of future contribution levels will cease to be an obligation. Any resulting gain is first offset against an existing net loss included in accumulated other comprehensive income.

Under FASB Statement No. 88, “Employers’ Accounting for Settlements and Contributions of Defined Benefit Pension Plans and for Termination Benefits”, if the net effect of a termination is a gain, the gain is to be recognized when the termination occurs, which would be the date the employees are terminated or the date the Plan is terminated.

14.	Geographic and Other Information

The Company operates in one business segment and serves several end markets.

(a) Gross Revenues

	Six months ended		Three months ended
	June 30,		June 30,
End Markets Served	2008	2007	2008	2007
Personal care	$3,803,886	$4,427,143	$1,851,903	$2,135,642
Pharmaceuticals	1,245,862	1,533,326	534,161	289,679
Medical	1,014,499	891,195	614,457	370,999
Industrial	51,686	58,515	22,061	21,490
	6,115,933	6,910,179	3,022,582	2,817,810

                                                                                                                     Page 12 of 20

Less net discounts
and allowances	(113,695)	(149,473)	(51,543)	(47,754)
	$6,002,238	$6.760,706	$2,971,039	$2,770,056

(b) Geographic Information
	Six months ended June 30,
	2008		2007
		Long-Lived		Long Lived
	Revenues	Assets	Revenues	Assets
United States	$2,632,576	$944,641	$2,853,342	$949,733
France	743,173	---	704,673	---
Other countries	2,626,489	---	3,202,691	---
	$6,002,238	$944,641	$6,760,706	$949,733

(c) Major Customers (revenues)
	Six months ended
	June 30,
	2008	2007
Customer A	$2,575,622	$3,057,229
Customer B	659,208	557,001
All other customers	2,767,408	3,146,476
	$6,002,238	$6,760,706

At June 30, 2008 customers A and B represented 48.9% and 11.6%, respectively, of total accounts receivable. At June 30, 2007 customers A and B represented 35.3% and 14.2%, respectively, of total accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company. Forward-looking statements may be identified by the use of such words as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. There are also indirect sales to the Veteran's Administration and other government agencies in the United States, and to some hospitals and physicians.

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide primarily by its marketing partners, the largest of which is International Specialty Products Inc. ("ISP"). Approximately one-half of the Company's personal care products are sold to foreign customers, either directly or through its marketing partners.

While the Company does have competition in the marketplace for some of its products, many of its products are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products of other pharmaceutical, specialty chemical, or health care companies. Many of the Company’s products are manufactured using patented or proprietary processes. The Company’s research and development department is actively working on the development of new products to expand the Company's line of personal care and performance products.

The Company has been issued many patents and trademarks, and intends whenever possible to make efforts to obtain patents in connection with its product development program.

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 the discussion and analysis of the Company’s financial condition and results of operations are based on consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required us to make estimates and assumptions that affect the amount of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents, and income taxes. Since December 31, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2007, and a comparison of the results of operations for the six and three months ended June 30, 2008 and June 30, 2007. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS Revenue

For the six-month period ended June 30, 2008 revenue decreased $758,468 (11.2%) as compared with the comparable period in 2007 while sales for the three-month period ended June 30, 2008 increased $200,983 (7.3%) as compared with the three-month period ended June 30, 2007. The changes in revenue for both the six- and three-month periods ended June 30, 2008 were principally attributable to changes in sales volumes of the following product lines:

(a)	Pharmaceuticals: Pharmaceutical sales decreased $287,464 (18.8%) for the six months ended June 30, 2008 when compared with the comparable period in 2007. In the first quarter of 2007 the Company implemented a 9% price increase on its pharmaceutical products, which resulted in customers purchasing approximately five times the normal volume in February 2007 in advance of the price increase. While the Company implemented a price increase again in the first quarter of 2008, this time it was only 4%, and customers purchased only 50% more product than normal. The Company believes that this was due to the much smaller price increase in 2008 compared with 2007. As a result, sales of the Company’s pharmaceutical products in the first quarter of 2008 were significantly lower than in the first quarter of 2007. Since the Company’s sales of these products are relatively stable from year to year, the Company anticipates that the quantity of pharmaceutical products that will be sold in 2008 will attain levels very close to last year’s levels, and that because customers did not take in excess quantities of those products in anticipation of the price increase this year, more of those sales will be at the higher price, which should result in increased revenue from these products in 2008 compared with 2007.

Pharmaceutical sales increased by $244,482 (84.4%) for the three months ended June 30, 2008 when compared with the comparable period in 2007. This was primarily due to the fact that second quarter 2007 sales were impacted more heavily by the unusually strong first quarter than were the second quarter 2008 sales.

(b)	Personal care products: For the six months ended June 30, 2008 the Company’s sales of personal care products decreased by $623,257 (14.1%) when compared with the six months ended June 30, 2007. For the three months ended June 30, 2008 the Company’s sales of personal care products decreased by $283,739 (13.3%) when compared with the three months ended June 30, 2007. Based on feedback from the Company’s marketing partners, the Company believes that this decrease was due primarily to the ordering patterns of its customers rather than any real decline in the use of the Company’s products.

(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased $123,304 (13.8%) and $243,458 (65.6%) for the six- and three-month periods ended June 30, 2008 when compared with the comparable periods ended June 30, 2007.

The Company believes that this increase is due to buying patterns of its customers.

(d)	Industrial products: Sales of industrial products decreased $6,829 (11.7%) for the six- month period ending June 30, 2008 when compared with the comparable period in 2007.

For the three months ended June 30, 2008, sales of industrial products increased $571 (2.7%) when compared with the comparable period in 2007.

In addition to the above changes in sales, net sales allowances decreased $35,778 (23.9%) for the six months ended June 30, 2008 while increasing $3,789 (7.9%) three months ended June 30, 2007.

Cost of Sales

Cost of sales as a percentage of sales increased to 42.3% for the six months ended June 30, 2008 from 41.3% for the comparable period in 2007. For the three months ended June 30, 2008 cost of sales as percentage of sales increased to 43.8% from 41.2% when compared to the comparable period in 2007. The increase in costs of sales was primarily due to an increase in cost of the Company’s most significant raw material, and to a lesser extent to escalating energy and transportation costs.

Operating Expenses

Operating expenses increased $18,488 (1.4%) and $12,412 (1.8%), respectively, for the six and three months ended June 30, 2008 compared with the comparable periods in 2007. This increase was primarily attributable to payroll and payroll-related expenses.

Other Income

Other income decreased $50,758 (17.5%) and $45,971 (27.9%), respectively, for the six and three months ended June 30, 2008 when compared with the comparable periods in 2007. This decrease was mainly attributable to a decrease in interest rates and lower returns on investments in 2008.

Provision for Income Taxes

The provision for income taxes decreased by $262,100 (25.2%) and $28,139 (7.2%), respectively, for the six and three months ended June 30, 2008 when compared with the comparable periods in 2007. These decreases are primarily due to decreases in income before taxes of $570,922 (19.5%) and $15,409 (1.4%), respectively, for the six and three months ended June 30, 2008 compared with the comparable periods in 2007.

The Company's effective income tax rate decreased to 33% for the six months ended June 30, 2008 compared with 35.6% for the comparable period in 2007. The effective tax rate decreased to 32.9% for the three-month period ended June 30, 2008 compared with 35.0% for the comparable period in 2007. The decreases in the effective rates are principally attributable to changes in state income tax allocation percentages. Those changes, along with changes in the Federal Domestic Production Activities Deduction, primarily account for differences in the effective income tax rate from the statutory federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $20,108 to $13,380,584 at June 30, 2008 from $13,400,692 at December 31, 2007. The current ratio increased to 11.0 to 1 at June 30, 2008 from 6.7 to 1 at December 31, 2007. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable, partially offset by other changes in working capital items.

The Company has no commitments for any significant capital expenditures during the remainder of 2008, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

The Company generated cash from operations of $1,361,326 and $3,007,332 for the six months ended June 30, 2008 and June 30, 2007, respectively. The decrease was primarily due to a decrease in income from continuing operations and increases in accounts receivable, inventory and prepaid expenses, which were partially offset by increases in accounts payable and accrued expenses.

Cash provided by investing activities for the six-month period ended June 30, 2008 was $102,011 while cash used in investing activities for the six-month period ending June 30, 2007 was $331,108. This increase was primarily due to a decrease in purchases of plant equipment and a decrease in temporary investments.

Cash used in financing activities was $2,724,536 and $2,412,592 for the six months ended June 30, 2008 and June 30, 2007, respectively. The increase was mainly due to an increase in dividends paid, with the Company paying a dividend of $0.28 per share in the first quarter of 2008 compared with $0.22 per share paid in the first quarter of 2007.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement 115” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of June 30, 2008, the Company had not elected to use the fair value option allowed by SFAS 159. Management has determined that the adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

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

The Company’s management, including its Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by the Company’s management, including its Principal Executive Officer and Principal Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosures.

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

(b) Reports on Form 8-K

There was one report on Form 8-K filed during the fiscal quarter ended June 30, 2008. It was filed on May 15, 2008, and related to (a) the issuance of a press release on May 13, 2008 that released the Company’s financial results for the fiscal quarter ended March 31, 2008, and (b) the issuance of a press release on May 15, 2008 announcing that at its meeting on May 14, 2008 the Company’s Board of Directors had declared a cash dividend of $0.27 per share, which was to be paid on June 16, 2008 to all stockholders of record as of the close of business on June 2, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC. (Registrant)

By: /S/ KENNETH H. GLOBUS Kenneth H. Globus President By: /S/ ROBERT S. RUBINGER Robert S. Rubinger Chief Financial Officer

Date: August 12, 2008