Form 10-Q
period 2008-09-30
UNITED GUARDIAN INC
filed 2008-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

¨	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to
Commission File Number: 1-10526
UNITED-GUARDIAN, INC. (Exact Name of Registrant as Specified in Its Charter).

Delaware			11-1719724
(State or Other Jurisdiction of			(I.R.S. Employer Identification No.)
Incorporation or Organization)
230 Marcus Boulevard, Hauppauge, New York 11788
(Address of Principal Executive Offices)
		(631) 273-0900	.
(Registrant’s Telephone Number)
.

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	þ

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes☐ Noþ

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,946,439 shares of common stock, par value $.10 per share (as of November 1, 2008)

Cover Page 2 of 2

Part I. FINANCIAL INFORMATION
Item 1 -	Condensed Financial Statements

Consolidated Statements of Income - Three and Nine Months ended
September 30, 2008 and 2007 (unaudited)		2

Consolidated Balance Sheets – September 30, 2008 (unaudited) and
December 31, 2007		3-4

Consolidated Statements of Cash Flows – Nine months ended
September 30, 2008 and 2007 (unaudited)		5

Notes to Consolidated Financial Statements (unaudited)		6-13

Item 2 -	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13-19

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T - Controls and Procedures		19

Part II. OTHER INFORMATION

Item 1 -	Legal Proceedings	19

Item 1A - Risk Factors		19

Item 2 -	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3 -	Defaults Upon Senior Securities	20

Item 4 -	Submission of Matters to a Vote of Security Holders	20

Item 5 -	Other Information	20

Item 6 -	Exhibits and Reports On Form 8-K	20

Signatures		21

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

                                                           CONSOLIDATED STATEMENTS OF INCOME
                                                                                                                (UNAUDITED)

                                                                                           NINE MONTHS ENDED                                                      THREE MONTHS
                                                                                        ENDED SEPTEMBER 30,                                                  ENDED SEPTEMBER 30,

	2008	2007	2008	2007
Revenue from continuing operations:
Net sales	$9,500,563	$9,408,156	$3,498,325	$2,647,450
Costs and expenses:
Cost of sales	4,169,106	3,767,963	1,631,927	973,992
Operating expenses	1,980,430	1,892,257	628,798	559,113
	6,149,536	5,660,220	2,260,725	1,533,105
Operating income from continuing
operations	3,351,027	3,747,936	1,237,600	1,114,345
Other income (expense):
Investment income	362,161	425,935	113,387	140,499
(Loss) gain on sale of equipment	(7,763)	5,000
Other	(1,868)	(42)	(493)
	352,530	430,893	112,894	140,499
Income from continuing operations before
income taxes	3,703,557	4,178,829	1,350,494	1,254,844
Provision for income taxes	1,216,500	1,482,300	439,000	442,700
Income from continuing operations	2,487,057	2,696,529	911,494	812,144
Loss from discontinued operations, net of
income tax benefit		(18,009)		(28,939)
Net income	$2,487,057	$2,678,520	$911,494	$783,205
Earnings per common share
(Basic and Diluted):
Continuing operations	$0.50	$0.54	$0.18	$0.16
Discontinued operations	---	---	---	---
Total—Basic and diluted	$0.50	$0.54	$0.18	$0.16
Weighted average shares – basic	4,946,439	4,944,439	4.946,439	4,946,439
Weighted average shares – diluted	4,946,439	4,945,746	4,946,439	4,946,439

See notes to condensed consolidated financial statements

UNITED-GUARDIAN, INC.
CONSOLIDATED BALANCE SHEETS

ASSETS	SEPTEMBER 30,	DECEMBER 31,
	2008	2007
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$4,410,205	$4,555,388
Temporary investments	331,636	555,829
Marketable securities	7,208,570	7,465,419
Accounts receivable, net of allowance for doubtful
accounts of $19,316 at September 30, 2008 and
$30,000 at December 31, 2007	1,834,006	1,278,386
Inventories (net)	1,085,413	1,188,222
Prepaid expenses and other current assets	178,022	427,712
Deferred income taxes	222,970	222,970
Assets of discontinued operations	---	64,619
Total current assets	15,270,822	15,758,545
Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,282,102	3,233,621
Building and improvements	2,368,606	2,335,975
Waste disposal plant	133,532	133,532
	5,853,240	5,772,128
Less: Accumulated depreciation	4,929,625	4,818,731
Total property, plant and equipment, net	923,615	953,397
Other assets
Other	218,543	148,430
Pension asset	284,794	174,096
Total other assets	503,337	322,526
TOTAL ASSETS	$16,697,774	$17,034,468

See notes to condensed consolidated financial statements

                                                                       UNITED-GUARDIAN, INC.
                                            CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY

		2008	2007
Current liabilities		(UNAUDITED)
Dividends payable	$	---	$1,385,003
Accounts payable		230,596	123,290
Current loans payable		7,988	7,988
Accrued expenses		932,663	794,186
Liabilities of discontinued operations		---	47,386
Total current liabilities		1,171,247	2,357,853
Loans payable		666	6,657
Deferred income taxes		37,564	139,862
Total long term liabilities		38,230	146,519
Stockholders’ equity:
Common stock $.10 par value, authorized,
10,000,000 shares; 5,008,639 shares issued,
and 4,946,439 shares outstanding		500,864	500,864
Capital in excess of par value		3,819,480	3,819,480
Accumulated other comprehensive loss		(313,335)	(120,018)
Retained earnings		11,840,918	10,689,400
Treasury stock, at cost; 62,200 shares		(359,630)	(359,630)
Total stockholders’ equity		15,488,297	14,530,096
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$16,697,774	$17,034,468

See notes to condensed consolidated financial statements

UNITED-GUARDIAN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	September 30,
	2008	2007
Cash flows from operating activities:
Income from continuing operations	$2,487,057	$2,696,529
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	160,055	149,717
Realized gain on sales of marketable securities	(438)	---
Loss (gain) on sale of equipment	7,763	(5,000)
Reduction in allowance for bad debts	(10,684)	---
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	(544,936)	266,344
Inventories	102,809	472,038
Prepaid expenses and other current
and non-current assets	(49,960)	19,302
Accounts payable	107,306	23,717
Accrued pension costs	(110,698)	(57,973)
Accrued expenses and taxes payable	329,447	127,069
Loss from discontinued operations	---	(18,009)
Net cash provided by (used in) discontinued operations	17,233	(127,901)
Net cash provided by operating activities	2,494,954	3,545,833

Cash flows from investing activities:
Acquisition of property, plant and equipment	(107,457)	(263,237)
Proceeds from sale of equipment	7,988	5,000
Net change in temporary investments	224,193	(20,895)
Proceeds from sale of marketable securities	1,550,000	300,000
Purchase of marketable securities	(1,588,328)	(524,975)
Net cash provided by (used in) investing activities	86,396	(504,107)

Cash flows from financing activities:
Payment of long term debt	(5,991)	(5,991)
Proceeds from exercise of stock options	---	14,157
Dividends paid	(2,720,542)	(2,422,755)
Net cash used in financing activities	(2,726,533)	(2,414,589)
Net (decrease) increase in cash and cash equivalents	(145,183)	627,137
Cash and cash equivalents at beginning of period	4,555,388	2,813,096
Cash and cash equivalents at end of period	$4,410,205	$3,440,233

See notes to condensed consolidated financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiary, Eastern Chemical Corporation (“Eastern”). Significant intercompany transactions have been eliminated. Substantially all of Eastern’s assets were sold in December 2007 (see Note 11).

2.	Basis of Presentation

In the opinion of management, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007. The accounting policies followed by the Company are set forth in the Company's financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2007.

The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3.	Stock-Based Compensation

At September 30, 2008, the Company had a stock-based compensation plan for its employees and Directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

As of September 30, 2008 the Company had no share-based awards outstanding and exercisable and did not grant any options during the nine months ended September 30, 2008.

As of September 30, 2008 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense under the provisions of FAS 123R during the nine- and three-month periods ended September 30, 2008 and 2007.

The Company received proceeds of $14,157 from the exercise of options for a total of 4,300 shares that were exercised during the nine months ended September 30, 2007. The intrinsic value of those shares was $40,217. The Company did not receive any proceeds from the exercise of options during the nine months ended September 30, 2008.

4.	Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarified the application of FAS 157 and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. The implementation of this standard did not have an impact on the Company’s financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2008, the Company has not elected to use the fair value option allowed by SFAS 159. The adoption of SFAS 159 did not have a material effect on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect SFAS 141(R) to have a significant impact on the Company’s financial position, and will evaluate the impact in the event of an acquisition.

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

     • Expands disclosures about instruments measured at fair value.

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using level 1 inputs and the market approach as defined by SFAS 157:

			Unrealized
September 30, 2008	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$900,092	$903,657	$3,565
Mature 1-5 years	1,700,585	1,718,912	18,327
Total US Treasury and agencies	$2,600,677	$2,622,569	$21,892
Fixed income mutual funds	4,639,289	4,371,535	(267,754)
Equity and other mutual funds	238,902	214,466	(24,436)
	$7,478,868	$7,208,570	$(270,298)

			Unrealized
December 31, 2007	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$949,354	$960,329	$10,975
Mature 1-5 years	1,803,298	1,835,253	31,955
Total US Treasury and agencies	$2,752,652	$2,795,582	$42,930
Fixed income mutual funds	4,452,052	4,404,080	(47,972)
Equity and other mutual funds	235,399	265,757	30,358
	$7,440,103	$7,465,419	$25,316

In addition, the Company holds temporary investments, which consist of one-year certificates of deposit, which totaled $331,636 as of September 30, 2008 and $555,829 as of December 31, 2007.

6. Inventories - Net

                                                                               September 30,                  December 31,
                                                                                     2008                                 2007

Inventories consist of the following:
Raw materials and work in process	$396,227	$359,730
Finished products	689,186	828,492
	$1,085,413	$1,188,222

As of September 30, 2008 and December 31, 2007 the Company had reserves of $39,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Consolidated Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,025,530 and $1,460,728 for the nine months ended September 30, 2008 and 2007, respectively. Payments for interest for the nine months ended September 30, 2008 amounted to $1,868. There were no payments for interest during the nine months ended September 30, 2007.

Research and development expenses amounted to $324,608 and $332,078 for the nine months ended September 30, 2008 and 2007, respectively, and are included in operating expenses.

8.	Line of Credit

The Company had a line of credit agreement with JP Morgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1.0% below the Prime Rate, which expired June 30, 2008. The Company decided that the cost of maintaining the line of credit was no longer justified, since the Company had no foreseeable need for the line. For that reason the Company has chosen not to renew it.

9.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate.

The Company follows the provisions of FIN 48. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2007 and September 30, 2008, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service for years 2005 through 2007 and by New York State for years 2005 through 2007.

The Company's policy is to recognize interest and penalties in Other Expense.

10.	Comprehensive Income

The components of comprehensive income are as follows:

                                                                          Nine months ended                                              Three months ended
                                                                              September 30,                                                      September 30
                                                                        2008                      2007                                        2008                 2007

Net income	$2,487,057	$2,678,520	$911,494	$783,205
Other comprehensive income
Unrealized (loss) gain on marketable
securities during period	(295,615)	52,548	(213,246)	114,246
Income tax (benefit) expense related
to other comprehensive income	(102,298)	19,500	(73,783)	42,500
Other comprehensive income, net of
tax	(193,317)	33,048	(139,463)	71,246
Comprehensive income	$2,293,740	$2,711,568	$772,031	$854,451

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

The table below sets forth the results of operations of Eastern for the periods indicated. A portion of the Company’s overhead was previously allocated to Eastern in determining segment information in previous financial statements. The results below do not include any allocated or common overhead expenses. The Company does not expect to incur additional losses associated with Eastern. Its remaining assets and liabilities were fully liquidated in the second quarter of 2008.

The results of operations of Eastern for the nine and three months ended September 30, 2007, and the financial position as of September 30, 2008 and December 31, 2007, were as follows:

Results of Operations:

                                                        Nine months ended          Three months ended
                                                       September 30, 2007           September 30, 2007

Revenue	$663,358	$179,131
Less:
Cost of goods sold	(448,921)	(128,597)
General and administrative	(243,246)	(96,773)
Income before income taxes	(28,809)	(46,239)
Income tax	(10,800)	(17,300)
Loss from discontinued operations	$(18,009)	$(28,939)

Financial Position:
		September 30	December 31,
		2008	2007
Net current assets:
Current assets	$	------	$64,619
Current liabilities			(47,386)
Net current assets of discontinued
operations	$	------	$17,233

12.	Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share for the nine and three months ended September 30, 2008 and 2007:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Income from continuing operations	$2,487,057	$2,696,529	$911,494	$812,144
Loss from discontinued operations	--	(18,009)	--	(28,939)
Net income	$2,487,057	$2,678,520	$911,494	$783,205
Denominator:
Denominator for basic earnings per
share (weighted average shares)	4,946,439	4,944,439	4,946,439	4,946,439
Effect of dilutive securities:
Employee stock options	--	1,307	--	--
Denominator for diluted earnings per share
(adjusted weighted-average shares) and
assumed conversions	4,946,439	4,945,746	4,946,439	4,946,439
Basic and diluted earnings per share:
Continuing operations	$0.50	$0.54	$0.18	$0.16
Discontinued operations	--	--	--	--
Total—Basic and diluted	$0.50	$0.54	$0.18	$0.16

13.	Defined Benefit Pension Plan

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

The Company made cash contributions totaling $77,272 and $200,000 to the Plan during the nine-month periods ended September 30, 2008 and 2007, respectively. The Company recorded income of $33,426 for the nine months ended September 30, 2008 and expense of $142,027 for net periodic benefit costs for the nine months ended September 30, 2007.

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

Upon termination of the Plan, non-vested benefits will become fully vested. Any resulting gain will first be offset against any existing net loss included in accumulated other comprehensive income.

Under FASB Statement No. 88, “Employers’ Accounting for Settlements and Contributions of Defined Benefit Pension Plans and for Termination Benefits”, if the net effect of a termination is a gain, the gain is to be recognized when the termination occurs, which would be the date the employees are terminated or the date the Plan is terminated.

The Company has accrued $150,000 for the nine months ended September 30, 2008 for the proposed new defined contribution plan.

14.	Geographic and Other Information

The Company operates in one business segment and serves several end markets.

(a) Gross Revenues

                                                                              Nine months ended                                                          Three months ended
                                                                                  September 30,                                                                 September 30,
End Markets Served                                     2008                                     2007                                         2008                                2007

Personal care	$6,142,795	$6,155,804	$2,338,909	$1,728,661
Pharmaceuticals	1,956,805	1,996,442	710,943	463,116
Medical	1,513,938	1,339,371	499,439	448,175
Industrial	81,432	94,381	29,746	35,866
	9,694,970	9,585,998	3,579,037	2,675,818
Less net discounts
and allowances	(194,407)	(177,842)	(80,712)	(28,368)
	$9,500,563	$9.408,156	$3,498,325	$2,647,450

(b) Geographic Information

                                                                                            Nine months ended September 30,
                                                                             2008                                                                  2007
                                                                                            Long-Lived                                                         Long-Lived
                                                        Revenues                        Assets                        Revenues                        Assets

United States	$4,077,529	$923,615	$4,031,588	$962,313
France	1,126,561	--	994,877	--
Other countries	4,296,473	--	4,381,691	--
	$9,500,563	$923,615	$9,408,156	$962,313

(c) Major Customers (revenues)
                                                                      Nine months ended
                                                                          September 30,
                                                                 2008                        2007

Customer A	$4,306,514	$4,208,477
Customer B	954,301	758,295
All other customers	4,239,748	4,441,384
	$9,500,563	$9,408,156

At September 30, 2008 customers A and B represented 59.2% and 0.5% respectively, of total accounts receivable. At September 30, 2007 customers A and B represented 27.1% and 16.3%, respectively, of total accounts receivable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company. Forward-

looking statements may be identified by the use of such words as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other similar expressions. Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

Accordingly, results actually achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of its Renacidin Irrigation, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, physicians, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the Veteran's Administration.

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

The Company has been issued many patents and trademarks and intends, whenever possible, to make efforts to obtain patents in connection with its product development program.

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 the discussion and analysis of the Company’s financial condition and results of operations are based on consolidated financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents, and income taxes. Since December 31, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2007, and a comparison of the results of operations for the nine and three months ended September 30, 2008 and September 30, 2007. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS Revenue

For the nine-month period ended September 30, 2008, revenue increased $92,407 (1.0%) as compared with the comparable period in 2007 while sales for the three-month period ended September 30, 2008 increased $850,875 (32.1%) as compared with the three-month period ended September 30, 2007. The changes in revenue for both the nine- and three-month periods ended September 30, 2008 were principally attributable to changes in sales volumes of the following product lines:

(a)	Personal care products: For the nine months ended September 30, 2008, the Company’s sales of personal care products decreased by $13,009 (0.2%) when compared with the nine months ended September 30, 2007. This slight decrease is due to ordering patterns of the Company’s distributors.

For the three months ended September 30, 2008 the Company’s sales of personal care products increased by $610,248 (35.3%) when compared with the three months ended September 30, 2007. This increase was due primarily to an increase in sales to one of the Company’s major distributors, which the Company believes was the result of its ordering and stocking patterns rather than any real increase in sales to its customers. This increase was partially offset by a decline in sales to our Korean distributor due to economic conditions in that country. Sales to our other distributors reflect both increases and decreases due to buying patterns.

(b)	Pharmaceuticals: Pharmaceutical sales decreased $39,637 (2.0%) for the nine months ended September 30, 2008 when compared with the comparable period in 2007, but increased by $247,826 (53.51%) for the three months ended September 30, 2008 compared with the same period in 2007. In the first quarter of 2007, the Company implemented a 9% price increase on its pharmaceutical products, which resulted in customers purchasing approximately five times the normal volume in February 2007 in advance of the price increase. While the Company implemented a price increase again in the first quarter of 2008, this time it was only 4%, and customers purchased only 50% more product than normal. As a result, sales of the Company’s pharmaceutical products in the first quarter of 2008 were significantly lower than in the first quarter of 2007, but sales in the second and third quarters have significantly exceeded 2007 levels. The Company expects revenue from pharmaceutical sales for the full year to equal or exceed 2007 revenue.

(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased $174,567 (13.0%) and $51,264 (11.4%) for the nine- and three-month periods ended September 30, 2008 when compared with the comparable periods ended June 30, 2007. The Company believes that this increase is due to buying patterns of its customers.

(d)	Industrial products: Sales of industrial products decreased $12,949 (13.7%) for the nine- month period ending September 30, 2008 when compared with the comparable period in 2007. For the three months ended September 30, 2008, sales of industrial products decreased $6,120 (17.1%) when compared with the comparable period in 2007.

In addition to the above changes in sales, net sales allowances increased $16,565 (9.3%) for the nine months ended September 30, 2008 and increased $52,344 (184.5%) for the three months ended September 30, 2007. The increase in these allowances for the three months ended September 30, 2008, when compared with the same period in 2007, was primarily due to increases in allowances for distribution fees and chargebacks.

Cost of Sales

Cost of sales as a percentage of sales increased to 43.9% for the nine months ended September 30, 2008 from 40.0% for the comparable period in 2007. For the three months ended September 30, 2008 cost of sales as percentage of sales increased to 46.7% from 36.8% when compared to the comparable period in 2007. The increase in costs of sales was primarily due to an increase in cost of the Company’s most significant raw material, and to a lesser extent to escalating energy, transportation costs and payroll costs.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses increased $88,173 (4.7%) and $69,685 (12.5%), respectively, for the nine and three months ended September 30, 2008 compared with the comparable periods in 2007. This increase was primarily attributable to payroll and payroll-related expenses.

Other Income

Other income decreased $78,363 (18.2%) and $27,605 (19.6%), respectively, for the nine and three months ended September 30, 2008 when compared with the comparable periods in 2007. This decrease was mainly attributable to a decrease in interest rates and to lower returns on investments in 2008.

Provision for Income Taxes

The provision for income taxes decreased by $265,800 (17.9%) and $3,700 (0.8%), respectively, for the nine and three months ended September 30, 2008 when compared with the comparable periods in 2007. These decreases are primarily due to the decreases in the effective income tax rate for both periods and to a decrease in income before taxes of $475,272 (11.4%) for the nine months ended September 30, 2008 when compared to the comparable period in 2007. An increase in income before taxes of $95,650 (7.6%) for the three months ended September 30, 2008 compared with the comparable period in 2007 was more than offset by the decrease in the effective tax rate in the 2008 period.

The Company's effective income tax rate decreased to 32.8% for the nine months ended September 30, 2008 compared with 35.5% for the comparable period in 2007. The effective tax rate decreased to 32.5% for the three-month period ended September 30, 2008 compared with 35.3% for the comparable period in 2007. The decreases in the effective rates are principally attributable to changes in state income tax allocation percentages. Those changes, along with changes in the Federal Domestic Production Activities Deduction, primarily account for differences in the effective income tax rate from the statutory federal income tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $698,883 to $14,099,575 at September 30, 2008 from $13,400,692 at December 31, 2007. The current ratio increased to 13.0 to 1 at September 30, 2008 from 6.7 to 1 at December 31, 2007. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable and an increase in accounts receivable, which were partially offset by other changes in working capital items.

The Company has allocated approximately $63,000 for capital expenditures during the remainder of 2008, and believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.

The Company generated cash from operations of $2,494,954 and $3,545,833 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The decrease was primarily due to a decrease in income from continuing operations and increases in accounts receivable, which were partially offset by other elements of working capital.

Cash provided by investing activities for the nine-month period ended September 30, 2008 was $86,396 while cash used in investing activities for the nine-month period ending September 30, 2007 was $504,107. Net purchases of marketable securities and of plant equipment were reduced in the 2008 period, and liquidation of temporary investments also contributed to the increase in cash provided in 2008. This increase was primarily due to a decrease in purchases of plant equipment and a decrease in temporary investments and purchases of marketable securities.

Cash used in financing activities was $2,726,533 and $2,414,589 for the nine months ended September 30, 2008 and September 30, 2007, respectively. The increase was mainly due to an increase in dividends paid, with the Company paying a dividend of $0.28 per share in the first quarter of 2008 compared with $0.22 per share paid in the first quarter of 2007.

NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”), which clarified the application of FAS 157 and demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance. The implementation of this standard did not have an impact on the Company’s financial position.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement provides companies with an option to report selected financial assets and liabilities at fair value. As of September 30, 2008, the Company had not elected to use the fair value option allowed by SFAS 159. The adoption of SFAS 159 did not have a material effect on the Company’s consolidated financial position, results of operations, cash flows or financial statement disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquired shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company does not expect SFAS 141(R) to have a significant impact on the Company’s financial position, and will evaluate the impact in the event of an acquisition.

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

(b) Reports on Form 8-K

There were two reports on Form 8-K filed during the fiscal quarter ended September 30, 2008. The first was filed on July 14, 2008, and related to the issuance of a press release announcing that the Company’s stock had been added to the Russell Microcap Index. The second was filed on August 12, 2008 and related to the issuance of a press release on August 12, 2008 that announced the Company’s financial results for the fiscal quarter ended June 30, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC. (Registrant) By: /S/ KENNETH H. GLOBUS Kenneth H. Globus President By: /S/ ROBERT S. RUBINGER Robert S. Rubinger
Date: November 11, 2008	Chief Financial Officer