Form 10-K/A
period 2007-12-31
UNITED GUARDIAN INC
filed 2009-01-08
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K/A Amendment No. 1

(Mark One)

☑  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes o No þ

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yesþ   No o

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
(Do not check if a smaller
reporting company.)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act         Yes o  No þ

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

                                                                                                                                                                                        Cover Page 2 of 2

EXPLANATORY NOTE

The Company is amending its Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2007 to correct the wording of the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 so that the wording conforms to the language in Item 601(B)(31) of Regulation S-K. This amended filing also includes amended language to “Item 9A(T). Controls and Procedures”. Since only Item 9A(T) and Item 15 of the Original Filing is affected by the revised wording of the Section 302 certifications, only those Items are being amended in this amended Form 10-K. All of the other Items in the Original Filing remain unaffected.

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

Item 9A(T). Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

     The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2007. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding disclosures.

(b) Management’s Report on Internal Control Over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with

                                                                                                                                                  1

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

(d) Limitations of the Effectiveness of Internal Controls

     The effectiveness of the Company’s system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures will detect all errors or fraud. However, the Company’s disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level.

Item 15. Exhibits and Financial Statement Schedules.

(b)	Exhibits

	31.1	Certification of Kenneth H. Globus, President of United, pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

	31.2	Certification of Robert S. Rubinger, Chief Financial Officer of United, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
By: /s/ Ken Globus
Ken Globus
Date: December 29, 2008	President & Director

                                                                                                                                                     2