Form 10-K
period 2008-12-31
UNITED GUARDIAN INC
filed 2009-03-24
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________
Commission file number 1-10526

UNITED-GUARDIAN, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-1719724
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

230 Marcus Blvd., Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 273-0900

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

 None

Cover Page 1 of 2

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐         No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐        No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained, to the best of  registrant's knowledge, in definitive  proxy or information statements  incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes  ☐       No  ☑

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate  market value of the registrant's common stock held by non-affiliates (based on the closing sales price of such shares on what was then the American Stock Exchange) was approximately $26,553,798.  (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2009, the Registrant had issued 5,008,639 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,946,439 shares were outstanding and 62,200 held as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain  information  required by Part III  (portions of Item 10, as well as Items  11,  12,  and  13) is  incorporated  by  reference  from  the  Registrant's definitive  proxy statement for the 2009 annual meeting of  stockholders  ("2009 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934,  as amended, is to be filed  with the Securities  and  Exchange Commission no later than 120 days after Registrant's fiscal year end.

Cover Page 2 of 2

This annual report on Form 10-K contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such "safe harbor" provisions and is including this statement for that express purpose. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Registrant's current views with respect to future events and financial performance, and are subject to a variety of factors that could cause Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand Registrant's operations, and other factors described in this report and in prior filings with the United States Securities and Exchange Commission ("SEC").  Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of Registrant, Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART  I
Item 1.        Business.

(a) Introduction

United-Guardian, Inc. ("United", "Registrant", or “Company”) is a Delaware corporation that, through its Guardian Laboratories Division ("Guardian"), conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. Until December 11, 2007, United also distributed an extensive line of fine organic chemicals, research chemicals, test solutions, indicators, dyes and reagents through its wholly owned Eastern Chemical Corporation ("Eastern") subsidiary.  On December 11, 2007, with Registrant as Guarantor, Eastern sold substantially all of its assets to Pfaltz & Bauer, Inc.  Registrant has dissolved the Eastern corporate entity, as well as the corporate entity of Paragon Organic Chemicals, Inc. (“Paragon”), another wholly owned subsidiary of the Registrant that acted as a purchasing entity for Eastern. Unless otherwise specified or indicated by the context, "Company" shall refer only to United-Guardian, Inc. and its Guardian division, and shall not include Eastern or Paragon.

United's predecessor, United International Research Corp. (which name was later changed to United International Research, Inc. ("UIR")), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, United's Chairman and Director of Research. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corp. ("GCC"), an affiliate of UIR, whereby GCC was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile of United.

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

Guardian has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL® line of cosmetic ingredients and medical lubricants, which accounted for approximately 76.9% of the Company's sales in 2008, and its RENACIDIN® IRRIGATION, a pharmaceutical product that accounted for approximately 18.0% of the Company's sales in 2008. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company or the Company’s marketing partners.

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

(b)  Narrative Description of Business

Guardian conducts research, product development, manufacturing and marketing of many different cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products, all of which were developed by Guardian, and many of which have unique properties. Many of Guardian's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by Guardian, including the cosmetic ingredients, are marketed to end-users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major international cosmetic and personal care products companies.  The Company sells product outright to its marketing partners, FOB the Company’s plant in Hauppauge, New York, and those marketing partners in turn resell those products to their customers, who are typically the end-users of the products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable except at the discretion of the Company.

The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end-users primarily through the major drug wholesalers, which purchase the Company’s products outright for resale to their customers.  The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective, or (b) they are outdated but within one year after their expiration date, which is in accordance with standard pharmaceutical industry practice. The Company also has a small amount of pharmaceutical sales directly to hospitals and pharmacies.  The non-pharmaceutical medical products and the specialty industrial products are sold directly by the Company to the end-users.

During 2008, Guardian's sales were $12,292,147.  Because Eastern was discontinued in 2007, there were no Eastern sales in 2008.  Eastern’s sales in fiscal year 2007 prior to the sale of its assets and discontinuation of its operations on December 11, 2007 were $841,060.

Guardian's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL and RENACIDIN, as well as some other Company trademarks, are registered as trademarks with the United States Patent and Trademark Office.

Products

The Company operates in one business segment and serves several end markets:

PERSONAL CARE

LUBRAJEL is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care and medical products.  In the personal care industry they are used primarily as moisturizers and bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions.  For medical products its primary use is as a lubricant. The largest selling product in the LUBRAJEL line in 2008 was LUBRAJEL CG, the original form of LUBRAJEL, followed by LUBRAJEL Oil.  Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name) are MS, DV, TW, NP, WA, and LUBRAJEL II XD.  In addition, many of the above products are available without paraben preservatives and are designated with the word 'Free' after the name (for example, LUBRAJEL MS Free).

LUBRAJEL PF is a preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma"), a subsidiary of Croda International Plc (“Croda”), under Sederma’s tradename "Norgel". Sederma is the Company's marketing partner and distributor in France and, along with its parent company, Croda, is a major supplier of cosmetic ingredients in Europe. It is also distributed by some of the Company's other marketing partners under the name LUBRAJEL PF. Tests conducted by Sederma indicated that the product self-preserved, and aided in the preservation of other cosmetic ingredients with which it was formulated.

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

KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. The primary customer for

KLENSOFT for many years has been in Taiwan, but over the past few years there have been new customers for the product in the United Kingdom, Australia, France and South Korea. Historically, Klensoft sales to the Taiwanese customer have been inconsistent from year-to-year.  As a result, sales of Klensoft in 2008 increased by more than 200% compared with 2007, principally as a result of the buying patterns of that customer.

UNITWIX® is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product.

Each of the following products accounts for less than 1% of the Company’s sales:

CONFETTI™ DERMAL DELIVERY FLAKES is a product line introduced in 2000 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to, and suspended in, various water-based products. The product color and ingredients can be customized to meet the needs of individual customers.   Sales of this product have declined over the years.

ORCHID COMPLEX™ is a successor product to Guardian's previous Oil of Orchids product, and is a base for skin creams, lotions, cleansers, and other cosmetics. It is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability, light feel, and emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its emolliency makes it an excellent additive to shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil-soluble.  Sales of this product have not reached the level originally anticipated by the Company.

LUBRASLIDE™ and a related product, B-122™, are powdered lubricants used in the manufacture of such cosmetics as pressed powders, eye liners, and rouges. They are used as binders for these products, increasing water-repellency and drop strength, and lowering the coefficient of friction.

RAZORIDE™ is a clear, hypo-allergenic, non-foaming, water-based shaving product that is surfactant- and soap-free and has excellent lubricity and moisturizing properties.  It is intended to be a finished product, not an ingredient.  There were no sales of this product in 2008.

PLEXAJEL™ ASC is a water-based gel product that was developed to produce clear, low pH personal care products with moisturizing properties.  The original intended use for this product has not materialized.

AQUATHIK™ is a powder that is used as a gelling agent for aqueous solutions or emulsions with a pH below 7.

HYDRAJEL™ PL and HYDRAJEL VM are personal lubricants and moisturizers originally developed specifically for the feminine personal care market.

The Company believes that its ability to increase sales of its LUBRAJEL products for cosmetic and other personal care uses will depend on (a) the ability of its marketing partners, especially International Specialty Products ("ISP"), its largest marketing partner, to continue to aggressively promote the Company’s products, particularly to new customers, and (b) the Company's success in developing new forms of LUBRAJEL that will enable the product to be used in new applications. Guardian is continuing to develop new varieties of LUBRAJEL to extend the line even further, and is working with its marketing partners to find new marketing opportunities.

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

MEDICAL

LUBRAJEL RR and RC are water-based gels used primarily as lubricants for catheters.   Both are  special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for these unique forms of LUBRAJEL. LUBRAJEL RR was the original radiation resistant product. LUBRAJEL RC was developed specifically for one customer that packages the product in unit doses as a catheter lubricant for many manufacturers.

LUBRAJEL MG is the original form of LUBRAJEL developed for medical use, and is used by many medical device manufacturers for lubricating urinary catheters, prelubricated enema tips, and other medical devices.

LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use in a line of mouth moisturizers. Sales of this product have increased steadily over the past few years and now represent about 2.6% of the Company’s sales.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products.  It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms.

Sales of all of the medical grades of LUBRAJEL l increased by 13.0% and accounted for approximately 16.0% of the Company’s sales in 2008 compared with 14.6% in 2007.

PHARMACEUTICAL

RENACIDIN is a urological prescription drug that is used primarily to prevent and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready-to-use sterile solution under the name RENACIDIN IRRIGATION. It is also approved for use in dissolving certain types of kidney stones.  It currently has regulatory approval only in the United States.

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

CLORONINE: a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product had been developed many years ago, and has since been reformulated. The Company has been working with an Ohio-based company that is interested in finding new markets for CLORONINE as a disinfecting agent. There can be no assurance that the Company’s efforts to market this product will be successful.

EMOLIEN:  A new water-based emollient and moisturizer.  It is intended to be a cost-effective emollient (0.5% to 0.2%) to increase lubricity and moisturization for creams, lotions and gels, as well as other potential uses.

ESSENTIAL ELEMENTS (COPPER/ZINC PEPTIDES):   A new product for skin and hair care applications.  The specifics cannot be disclosed until patentability issues are investigated further, but the product would be used to maintain and improve healthy cellular metabolism.

NATURAL POLYMER BLEND: A line of polysaccharide polymers from natural sources (sourced from vegetables and micro-organisms), suitable as a thickener and emulsion stabilizer.

LUBRAJEL UT:  A form of LUBRAJEL with a new ingredient that may have medical uses.  This product is still under development and will be discussed more fully after the appropriate patent filings are made.

It should be understood that many of the projects listed above are in their early stages of development, and there can be no assurance that marketable products will result from any of these research and development projects.

The Company expects its research and development costs for 2009 to be comparable to those of the last two fiscal years. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

                Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company.   The Company does not anticipate that the expiration of the patents that are expiring during 2009 will have any material impact on the Company’s revenue.  The Company also has one or more patents pending.

PATENT NAME	PATENT #	FILING DATE	ISSUE DATE	EXPIRATION DATE

Stable, active chlorine-containing antimicrobial compositions ("Cloronine")	5,128,342	10/1987	7/1992	7/2009

Stabilized beta carotene	5,023,355	6/1990	6/1991	6/2010

Radiation-resistant lubricating gel	5,405,622	12/1993	4/1995	12/2013

Delivery system for oil-soluble actives in cosmetic and personal care products	6,117,419	9/1996	9/2000	12/2016

Microemulsion of silicone in a water-based gel that forms a clear, transparent, highly stable moisturizer and lubricant for cosmetic and medical use	6,348,199	1/1994	2/2002	2/2019

                The Company requires all employees and consultants who may receive proprietary information to agree in writing to keep such proprietary information confidential.

Domestic Sales

In the United States, Guardian's cosmetic products are marketed and distributed exclusively by ISP in accordance with a marketing agreement entered into in 1996 and subsequently amended and expanded in 2000, 2002,  and 2005 (see "Marketing Agreements" below). ISP also has certain rights to sell some of Guardian's other industrial and medical products.  The Company is currently in the process of extending its marketing agreement with ISP, and expects to have a new agreement in place by the end of the second quarter of 2009.

The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 21.4% of the Company's sales. The Company's other products, such as its medical (non-pharmaceutical) and specialty industrial products, are sold directly to end- users.

Foreign Sales

In 2008 and 2007, approximately 57.0% of the Company’s sales were to customers in foreign countries, primarily sales of its cosmetic ingredients to customers in Europe and Asia. The Company currently has six distributors for its personal care products outside the United States, with ISP being the largest. ISP has global distribution rights with the exception of the following: S. Black Ltd. (a subsidiary of The Azelis Group) in the United Kingdom; Sederma SAS (a subsidiary of Croda) in France; Luigi & Felice Castelli S.R.L. in Italy; S. Black Gmbh (a subsidiary of S. Black Ltd.) in Switzerland; and C&M International in South Korea.  The Company also has significant direct sales to a company in Ireland, Harmac Medical Products Ltd., for one of the Company’s LUBRAJEL products for a medical use.

Marketing

                Guardian markets its products through marketing partners, distributors, advertising in medical and trade journals, mailings to physicians and to the trade, and exhibitions at medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, and the Veteran's Administration and other government agencies. The proprietary cosmetic and other personal care products are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care manufacturers for use as ingredients or additives in the manufacture or compounding of their products.  The medical (non-pharmaceutical) and specialty industrial products are sold by the Company directly to the end-users.

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

                In December 2002, the parties entered into a letter agreement that extended and modified the 2000 Agreement. This was further modified in December 2005 to extend ISP's marketing rights until December 2008, and to provide for automatic extensions until December 2010 if specified minimum annual purchase levels were attained. It also specified guidelines and provisions for future price increases by the Company.  Although ISP did not attain the sales levels required for the automatic extension, the Company is in the process of negotiating an extension of ISP’s marketing rights, which it expects to have in place by the end of the second quarter of 2009.

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

Raw Materials

                The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that account for approximately 90% of the raw material purchases by the Company.   The names of the suppliers of the Company’s major raw materials, as well as the raw materials themselves, are considered by the Company to be confidential and proprietary information.

Inventories; Returns and Allowances

                The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, returns and allowances have not been a significant factor in the Company's business.

Backlog

The Company currently does not have any significant backlog.

Customers

The Company’s customers are primarily its marketing partners and distributors.  They in turn sell the Company’s products to hundreds of end-users.  As a result, although the Company has relatively few companies that it sells to directly (i.e., its marketing partners and distributors), it is not dependent on any one of those companies for the sale of its products.  The Company is confident that if any of its marketing partners or distributors were to decide not to sell the Company’s products, the end-users of its products would still purchase the Company’s products, either directly from the Company or from a replacement marketing partner or distributor.

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

ISO-9001:2000 Registration

                In December 2003, United earned ISO 9001:2000 registration from Underwriters Laboratories, Inc., indicating that United's documented procedures and overall operations had attained the high level of quality needed to comply with this ISO certification level. United has been in continuous compliance with this  standard since that initial approval. Prior to that, in November 1998 United had earned ISO-9002 registration. Guardian expects to be certified in October 2009 for compliance with the new ISO 9001:2008 standard.

Government Regulation

                Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the United States Food and Drug Administration ("FDA") as well as state regulatory agencies. Products that may be developed and sold by the Company outside the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Company will be subject to FDA regulation, and will usually require a 510(k) pre-market notification to the FDA to demonstrate that the device is at least as safe and effective as a legally marketed device.  The Company would then need to receive clearance from the FDA prior to marketing the device. Most new pharmaceutical products will require clinical evaluation under an Investigational New Drug ("IND") application prior to submission of a New Drug Application ("NDA") for approval of a new drug product.

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

                Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2008, 2007, and 2006 the Company incurred approximately $27,000, $25,000, and $47,000 respectively, in environmental compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

Research and Development Expense

                Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2008 and 2007, the Company incurred approximately $423,000 and $420,000, respectively, in research and development expenses, which are included in operating expenses. No portion of the research and development expenses was directly paid by the Company's customers.

Employees

                The Company presently employs 39 people, 6 of whom serve in an executive capacity, 21 in research, quality control and manufacturing, 6 in maintenance and construction, and 6 in office and administrative work. Of the total number of employees, 38 are full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are very good.

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

Item 4.          Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.          Market for Registrant’s Common Equity,
                       Related Stockholder Matters and Issuer
                       Purchases of Equity Securities.

Market Information

The common stock of United has traded on The NASDAQ Stock Market LLC (“NASDAQ”) since March 16, 2009, under the symbol "UG".  From December 1, 2008 through March 13, 2009, following the merger of the American Stock Exchange with the New York Stock Exchange, it was traded on the NYSE Amex stock exchange under the same symbol.  Prior to December 1, 2008 its stock traded on the American Stock Exchange under the same symbol.

The following table sets forth for the periods indicated the high and low closing sale prices of the shares of common stock, as reported by the AMEX Market Statistics for the period January 1, 2007 to December 31, 2008. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2008		Year Ended December 31, 2007
		High	Low	High	Low
First	(1/1 - 3/31)	$10.90	$9.92	$9.45	$8.54
Second	(4/1 - 6/30)	12.75	10.08	13.35	9.23
Third	(7/1 - 9/30)	12.15	10.00	14.60	8.75
Fourth	(10/1 - 12/31)	10.44	7.60	10.85	10.05

Holders of Record

As of March 1, 2009, there were 1,025 holders of record of Common Stock.

Cash Dividends

On May 14, 2008, the Company’s Board of Directors declared a semi-annual cash dividend of $0.27 per share, which was paid on June 16, 2008 to all stockholders of record as of June 2, 2008.  On December 3, 2008, the Company’s Board of Directors declared a cash dividend of $0.28 per share, which was paid on January 5, 2009 to all stockholders of record as of December 15, 2008.

On May 16, 2007, the Company’s Board of Directors declared a semi-annual cash dividend of $0.27 per share, which was paid on June 15, 2007 to all stockholders of record as of June 1, 2007.  On December 6, 2007, the Company’s Board of Directors declared a cash dividend of $0.28 per share, which was paid on January 7, 2008 to all stockholders of record as of December 17, 2007.

Item 6.          Selected Financial Data.

Not applicable

Item 7.          Management's Discussion and Analysis of Financial
                       Condition and Results of Operation.

Critical Accounting Policies

The Company’s consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of financial statements requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  The Company uses its historical experience and other relevant factors when developing its estimates and assumptions, which are continually evaluated.  Note A, Nature of Business and Summary of Significant Accounting Policies, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this annual report on Form 10-K includes a discussion of the Company’s significant accounting policies.  The following accounting policies are those that the Company considers critical to an understanding of the consolidated financial statements because their application places the most significant demands on the Company’s judgment.  The Company’s financial results might have been different if other assumptions had been used or other conditions had prevailed.

Marketable Securities

The Company accounts for its marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt or Equity Securities.  The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such  designation as of each consolidated balance sheet date.  The Company’s marketable securities include investments in equity mutual funds, government securities, and corporate bonds.  The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains or losses on the sale of marketable securities are determined using the specific-identification method and are insignificant for the years ended December 31, 2008 and 2007.  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient  for anticipated recovery of market value.  The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary.  During 2008 the Company did not record an impairment charge regarding its investment in marketable securities because, based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Revenue Recognition

The Company recognizes revenue when products are shipped, title and risk of loss pass to customers, persuasive evidence of a sales arrangement exists, and collections are reasonably assured.  Any allowances for returns are taken as a reduction in sales within the same period the revenue is recognized.  Such allowances are based on historical experience as well as other factors that, in the Company’s judgment, could reasonably be expected to cause sales returns or doubtful accounts to differ from historical experience.

Accounts Receivable Allowance

The Company performs ongoing credit evaluations of the Company’s customers and adjusts credit limits, as determined by review of current credit information.  The Company continuously monitors collection and payments from customers and maintains an allowance for doubtful accounts based upon historical experience, the Company’s anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified.  While the Company’s credit losses have historically been low and within expectations, the Company may not continue to experience the same credit loss rates that have historically been attained.  The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of the Company’s significant customers would have a significant impact on the Company’s results of operations and cash flows.

Inventory Valuation Allowance

In conjunction with the Company’s ongoing analysis of inventory valuation, management constantly monitors projected demand on a product by product basis.  Based on these projections management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers.  Although the Company believes that it has been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pull back from their expected order levels, may result in the recognition of larger than anticipated write-downs.

Results Of Operation:

Year Ended December 31, 2008 compared with Year Ended December 31, 2007

Revenue

Revenue in 2008 increased by $403,585 (3.4%) compared with 2007.   This increase was primarily attributable to increases in sales in three product lines:

(a)
Personal Care products:  Revenue from the sales of personal care products, including cosmetic ingredients, increased by $100,206 (1.3%) for the year ended December 31, 2008 when compared with 2007.  All of the increase was attributable to price increases on the personal care products, which amounted to approximately 7% for the year.  The volume of sales of these products decreased by approximately 6% for the year.  Almost all of the increase in revenue was the result of increased sales of the Company’s extensive line of LUBRAJEL products. The Company believes that the decrease in volume was primarily due to ordering patterns of the Company’s customers, and not the result of any decrease in demand for these products.

(b)
Pharmaceuticals:   Revenue from the sales of the Company’s pharmaceutical products increased by $145,038 (5.8%) for the year ended December 31, 2008 compared with 2007.  This increase was primarily due to a price increase of 4%, which was implemented on April 1, 2008.

(c)
Medical (non-pharmaceutical) products: Revenue from the sales of the Company’s non-pharmaceutical medical products increased $226,501 (13.1%) when compared with 2007.  Approximately 7% of this increase was the result of a price increase; the balance was due to increased demand as well as the buying patterns of its customers.

Revenue was also impacted slightly by a decrease of $29,092 (21.5%) in revenue from the Company’s line of specialty industrial products, and an increase of $32,573 (12.5%) in sales discounts and allowance reserves.

                 In the personal care market, the Company's sales to ISP, its largest marketing partner, increased by 6.0% in 2008 compared with 2007.  The Company's five other marketing partners for personal care products exhibited both increases and decreases in 2008 compared with 2007. The net effect was that the Company’s combined sales to those five marketing partners decreased 8.0% in 2008 compared with 2007. The Company attributes most of this decrease to purchasing patterns and stocking levels rather than to any significant decrease in demand for the Company’s products..

                Overall, total revenue from the sales of LUBRAJEL products to all customers increased by 4.4% in 2008 compared with 2007. It is estimated that price increases accounted for approximately 7% of this increase for all but two of the products in the LUBRAJEL line (which did not increase in price in 2008).  The volume of all LUBRAJEL products sold, both for personal care and medical uses, decreased by approximately 2.2% in 2008 compared with 2007.

                The Company's sales of its two pharmaceutical products increased by 5.8% in 2008 compared with 2007.   Both RENACIDIN and CLORPACTIN sales were up, but approximately 4% of the revenue increase was due to the price increase rather than an increase in volume.

Cost of Sales

                Cost of sales as a percentage of sales in 2008 increased to 44.0% from 40.8% in the prior year. The increase was primarily due to an increase in the cost of one of the Company's primary raw materials, as well as increases in overhead costs and a decrease in production volumes.  Overhead increases were mainly due to increases in factory expense, shipping expense, intangible amortization, and indirect labor expenses.

Operating Expenses

                Operating expenses increased by $102,595 (4.0%) in 2008 compared with the prior year. This increase was mainly due to increases in payroll and payroll related expenses, which were partially offset by a decrease in consulting fees.

Other Income (Expense)

                The Company has interest income from certificates of deposit, money market funds, and bonds, and dividend income from both stock and bond mutual funds. Other income (net) decreased $99,352 (17.0%) for the year ended December 31, 2008, which was mainly attributable to a decrease in investment income of $113,068 in 2008.  This decrease was primarily attributable to a decline in interest rates on the certificates of

deposit, money market funds, and bonds.    The company realized a loss on the sale of fixed assets of $7,763 during 2008, while realizing a gain on the sale of fixed assets of $5,000 during 2007.

Discontinued Operations

In December 2007 the Company realized a gain of $84,361 (net of income taxes of $45,396) on the sale of substantially all of the assets of its Eastern subsidiary.  Income from operations of Eastern during 2007 prior to the sale amounted to $32,862 (net of income taxes of $19,600).  The Company believes that the absence of cash flows from the discontinuation of Eastern will not have a significant impact on the Company’s future liquidity.

Provision for Income Taxes

                The provision for income taxes decreased $91,581 (5.7%) in 2008 compared with 2007. This decrease was mainly due to a decrease in earnings from continuing operations before taxes of $355,735 (7.1%) in 2008 when compared with 2007.  The Company’s effective income tax rate was approximately 32% for each year.

Liquidity and Capital Resources

                Working capital decreased from $13,400,692 at December 31, 2007 to $13,236,680 at December 31, 2008, a decrease of $164,012 (1.2%). The current ratio decreased to 6.1 to 1 at December 31, 2008 from 6.7 to 1 at December 31, 2007.  The decrease in working capital and in the current ratio reflects usual fluctuations in working capital components associated with the Company’s normal business activities.

Accounts receivable increased by $102,626 in 2008 compared with 2007.  This was mainly due to one customer paying more slowly than in prior years.  The average period of time that an account receivable was outstanding was approximately forty days for both 2008 and 2007.  The Company has a bad debt reserve of $30,000, and believes that the balance of its accounts receivable is fully collectable.

                On January 17, 2007 the Company entered into a line of credit agreement with JPMorgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1.0% below the Prime Rate.  The line of credit expired June 30, 2008.  The Company decided that the cost of maintaining the line of credit was no longer justified, since the Company had no foreseeable need for the line.  For that reason, the Company has chosen not to renew it.

                The Company generated cash from operations of $3,412,385 in 2008 compared with $4,161,063 in 2007. The decrease in 2008 was primarily due to increases in accounts receivable and inventory, and a decrease in net income, which were offset by an increase in accounts payable and a decrease in prepaid expenses.

Cash used in investing activities was $1,813,705 for the year ended December 31, 2008 compared with $229,851 for the year ended December 31, 2007. The change was mainly due to an increase in the purchases of marketable securities in 2008.

Cash used in financing activities was $2,728,530 and $2,403,311 during the years ended December 31, 2008 and 2007, respectively. The increase was primarily due to the increase in the dividend declared in December 2007 (which was paid in January 2008) to $0.28 per share from the $0.22 per share dividend that was declared in December 2006 (and paid in January 2007). The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Commitments

               The Company currently has approximately $15,721 in lease commitments.  Of this amount, $6,738 is due in 2009, $6,738 is due in 2010, and the remaining  $2,245 is due in 2011.

The Company has an outstanding loan for the purchase of an automobile, the balance of which, approximately $6,657, is due in 2009.

New Accounting Pronouncements

See Note A to the financial statements regarding new accounting pronouncements.

Patent Expirations

                The following of the Company's patents expired over the past two fiscal years:

1.	Renacidin Irrigation – expired October 2007

2.	Iodophor; polyethylene glycol alkyl aryl sulfonate iodine complex – expired April 2008

3.	Iodophor; biocide; reacting polyethylene glycol, alkyl aryl sulfonate and iodine water-propylene glycol solvent refluxing – expired April 2008

4.	Thermal-resistant microbial agent ("Cloronine") – expired December 2008

5.	Use of Clorpactin for the treatment of animal mastitis & the applicator used in that treatment (owned jointly by the Company and JohnsonDiversey Inc.) – expired December 2008

The Company does not believe that the expiration of any of these patents will have a material impact on the Company's revenues.

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.

           Not Applicable

Item 8.          Financial Statements and Supplementary Data.

           Annexed hereto starting on page F-1

Item 9.          Changes in and Disagreements With Accountants on
  Accounting and Financial Disclosure.

None

Item 9A(T).  Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2008. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report  was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2008 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d)	Limitations of the Effectiveness of Internal Controls

The effectiveness of the Company’s system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that the Company’s disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud.  However, the Company’s control systems have been designed to provide reasonable assurance of achieving their objectives, and the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

Item 9B.       Other Information.

On July 10, 2007, the Company received a letter from the Market Regulation Department of the Financial Industry Regulatory Authority (“FINRA”), on behalf of the American Stock Exchange, advising the Company that FINRA was conducting a review of trading activity in the Company's common stock from April 2, 2007 through May 7, 2007. FINRA requested various documents and information related to the Company's earnings announcement on May 8, 2007.  The Company provided all of the information that was requested, and on May 2, 2008 FINRA informed the Company that it has concluded its review and referred its findings to the SEC.  The letter made clear that the review should not be construed as indicating that any violations of federal securities laws or AMEX Conduct Rules had occurred.  The Company has heard nothing further on this matter from either FINRA or the SEC.

By letter dated December 11, 2008 the Company was informed by the SEC that it had reviewed the Company’s annual Form 10-K filing for the fiscal year ended December 31, 2007, as well as its quarterly Form 10-Q filings for the first three quarters of 2008.  It had a number of comments and suggestions, most of which were related to the presentation of the Company’s financial statements.  On December 29, 2008 the Company responded to the letter, indicating that it would, as requested by the SEC, implement the SEC’s suggestions in future filings, and would also immediately file an amendment to its 2007 Form 10-K to make a correction to the wording of Item 9A(T).   By letter dated January 8, 2009 the SEC notified the Company that it had completed its review and had no further comments, and on that same date the Company filed an amendment to its Form 10-K to make the requested correction.

PART III

Item 10.        Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

                Set forth in the table below is certain information as of March 1, 2009 with respect to the executive officers and Directors of the Registrant:

Name	Age	Position(s) with Registrant

Dr. Alfred R. Globus	88	Chairman of the Board of Directors, Director of Research

Kenneth H. Globus	57	President, General Counsel, and Director

Robert S. Rubinger	66	Executive Vice President, Chief Financial Officer, Secretary and Director

Charles W. Castanza	76	Senior Vice President

Joseph J. Vernice	50	Vice President, Manager of Research and Development, Director of Technical Services

Peter A. Hiltunen	50	Vice President, Production Manager

Cecile M. Brophy	60	Treasurer, Principal Accounting Officer, and Controller

Henry P. Globus	86	Director

Lawrence F. Maietta	51	Director

Arthur M. Dresner	67	Director

Andrew A. Boccone	63	Director

Christopher W. Nolan, Sr.	44	Director

                Dr. Alfred R. Globus has been Chairman of the Board of Directors and Director of Research of the Company since its inception in 1942. He served as President from 1942 until 1988, and as Chief Executive Officer from 1988 until 2006.

                Kenneth H. Globus has been President and General Counsel of the Company since July 1988. He also served as Chief Financial Officer from 1997 until 2006. He has been a director since 1984.

                Robert S. Rubinger has been Executive Vice President and Secretary of the Company since July 1988, Treasurer from May 1994 until May 2004, and Chief Financial Officer since December 2006. He has been a director since 1982.

                Charles W. Castanza has been Senior Vice President of the Company since March 2000. He served as Operations Manager of Chemicals and Pharmaceuticals of the Company from February 1982 until April 1986. He was a director from 1982 until 2006.

                Joseph J. Vernice has been a Vice President of the Company since February 1995. He has been Manager of Research and Development since 1988, and Director of Technical Services since 1991.

                Peter A. Hiltunen has been a Vice President of the Company since July 2002. He has been Production Manager since 1982.

                Cecile M. Brophy has been Treasurer of the Company since May 2004. She has served as Controller since November 1997.  She has been the Company’s Principal Accounting Officer since the beginning of her employment with the Company in 1994, and from May 1994 until November 1997, she served as manager of the accounting department of the Company, including its former Eastern subsidiary.

                Henry P. Globus has been a consultant to the Company since July 1988. He served as Executive Vice President of the Company from February 1982 until July 1988. He has been a director since 1947.

                Lawrence F. Maietta has been a partner in the public accounting firm of Bonamassa, Maietta & Cartelli, LLP in Brooklyn, NY since October 1991. He was controller for the Company from October 1991 until November 1997, and a director since February 1994.

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

                Christopher W. Nolan, Sr. has been a Managing Director in the Mergers & Acquisitions group of Rabobank International, New York, NY, since March 2006, and an Executive Director in that same group from 2002 through 2006.  From 2000 to 2002, he was a Vice President–Mergers, Acquisitions and Corporate Advisory for Deutsche Bank Securities, Inc., New York, NY.  From 1992 to 2000, he was a Vice President–Corporate Development and Investor Relations for International Specialty Products Inc. in Wayne, NJ.  He has been a director of the Company since January 2005, and also serves on the Board of Directors and Audit Committee of Escala Group, Inc., a publicly traded global collectibles network.

                Kenneth H. Globus is the son of Henry P. Globus and the nephew of Alfred R. Globus. There are no other family relationships between any directors or officers of the Company.

                The directors are elected to serve for one year or until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.  Officers, like all Company employees, are hired on an at-will basis.

The Company is not aware of any officer, ex-officer, or director being involved in any legal proceedings.

Audit Committee Members and Financial Expert

                The Board of Directors has an Audit Committee that meets with the Company's independent auditors to review the plan, scope and results of its audits. The Audit Committee consists of three of the Company's Directors, each of whom is considered an independent, outside director by NASDAQ. The Chairman of the Audit Committee is Arthur Dresner; the other two members are Andrew A. Boccone and Christopher W. Nolan, Sr.

                The Company does not have a "financial expert" (as that term is defined by the SEC) on its Audit Committee due to the expense involved in placing another independent director on its Board of Directors and Audit Committee who would qualify as such. While all three Audit Committee members have experience in reading, understanding, and analyzing financial statements, none has the experience necessary to qualify as a "financial expert" under the SEC guidelines. One of the Company's other directors, Lawrence F. Maietta, is a Certified Public Accountant with experience in preparing and analyzing financial statements and would qualify as a "financial expert" if it were not for the fact that he receives payment from the Company to assist in the preparation of its financial reports, and for that reason, even though he is considered "independent" by the NASDAQ, he would not be deemed independent for the purposes of membership on the Audit Committee, and therefore cannot serve on the Audit Committee. Mr. Maietta now serves as an expert financial advisor to the Audit Committee in lieu of having a financial expert on the committee.  In addition, Christopher W. Nolan, Sr. is considered "financially sophisticated" as that term is defined by NASDAQ.

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

Section 16(a) Beneficial Ownership Reporting Compliance

                The information required by this section is incorporated herein by reference from the section entitled "Directors and Executive Officers - Section 16(a) Beneficial Ownership Reporting Compliance" of Registrant's 2009 Proxy Statement.

Item 11.        Executive Compensation.

                The information required by this item is incorporated herein by reference from the section entitled "Compensation of Directors and Executive Officers" of Registrant's 2009 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and
                       Management and Related Stockholder Matters.

                Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from Registrant's 2009 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and
                       Director Independence.

                Information required to be set forth hereunder has been omitted and will be incorporated by reference, when filed, from Registrant's 2009 Proxy Statement.

Item 14.        Principal Accountant Fees and Services.

                Audit Fees

                The aggregate fees that have been, or are expected to be, billed by Eisner LLP, the Company’s principal accountant, to the Company for the review and audit of the Company's financial statements for 2008, including the Company's quarterly reports on Form 10-QSB and its annual report on Form 10-K, amount to approximately $64,000 (including out-of-pocket expenses). The aggregate fees billed by Eisner LLP to the Company for the review and audit of the Company's quarterly and annual financial statements for 2007 were approximately $89,200 (including out-of-pocket expenses).

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

All Other Fees

                In 2008 and 2007, Eisner LLP billed the Company a total of $4,000 and $4,500, respectively, for non-audit related matters. All of the services described above were approved by the Audit Committee. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

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

                Before the auditors are engaged to provide those services, the Chief Financial Officer and Controller will make a recommendation to the Audit Committee regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Audit Committee, the Independent Registered Public Accounting Firm and/or management shall periodically report to the Audit Committee regarding the extent of services being provided by the Independent Registered Public Accounting Firm, and the fees for the services performed to date.

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
       Kenneth H. Globus
       President & Director

Date: March 19, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: (not available)	Chairman of the Board of Directors and	N/A
Alfred R. Globus	Director of Research

By: /s/ Kenneth H. Globus	President, General Counsel, Director	March 19, 2009
Kenneth H. Globus

By: /s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 19, 2009
Robert S. Rubinger	Chief Financial Officer, Director

By: /s/ Charles W. Castanza	Senior Vice President	March 19, 2009
Charles W. Castanza

By: /s/ Cecile M. Brophy	Treasurer, Principal Accounting Officer	March 19, 2009
Cecile M. Brophy

By: /s/ Henry P. Globus	Director	March 19, 2009
Henry P. Globus

By: /s/ Lawrence F. Maietta	Director	March 19, 2009
Lawrence F. Maietta

By: /s/ Arthur M. Dresner	Director	March 19, 2009
Arthur M. Dresner

By: /s/ Andrew A. Boccone	Director	March 19, 2009
Andrew A. Boccone

By: /s/ Christopher W. Nolan, Sr.	Director	March 19, 2009
Christopher W. Nolan, Sr.

EXHIBIT INDEX

 Exhibit #                                                                Description

2
Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc.  (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3	(a)	Certificate of Incorporation of United as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3	(b)	By-laws of United. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4	(a)	Specimen Certificate for shares of common stock of the United. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

100	(a)
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
Asset Purchase Agreement between United, Eastern, and Pfaltz & Bauer, Inc. dated November 19, 2007.  Incorporated by reference to Exhibit 10(e) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

21		Subsidiaries of United:
		Name	Jurisdiction of Incorporation	Name Under Which it does Business

		Dieselite Corporation (Inactive)	Delaware	N/A

31.1	Certification of Kenneth H. Globus, President of United, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of United, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kenneth H. Globus, President of United, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert S. Rubinger, Chief Financial Officer of United, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Statements of Income for the years ended
December 31, 2008 and 2007	F-3

Consolidated Balance Sheets as of December 31, 2008 and 2007	F-4 - F-5

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2008 and 2007	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007	F-7

Notes to Consolidated Financial Statements	F-8 - F-23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.

We have audited the accompanying consolidated balance sheets of United-Guardian, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United-Guardian, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their consolidated cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note F to the consolidated financial statements, effective December 31, 2007, the Company curtailed and froze benefits under its defined benefit pension plan.

/s/ EISNER LLP
New York, New York
March 19, 2009

CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2008		2007

Net sales		$12,292,147	$11,888,562

Costs and expenses
Cost of sales		5,411,404	4,854,031
Operating expenses		2,698,671	2,596,076
		8,110,075	7,450,107
Income from operations		4,182,072	4,438,455

Other income (expense)
Investment income		492,443	579,032
(Loss) gain on sale of assets		(7,763)	5,000
		484,680	584,032
Income from continuing operations before income taxes		4,666,752	5,022,487

Provision for income taxes		1,503,821	1,595,402
Income from continuing operations		3,162,931	3,427,085

Income from discontinued operations, net of tax		---	32,862
Gain on sale of Eastern, net of tax		---	84,361
Income from discontinued operations		---	117,223
Net income		$3,162,931	$3,544,308

Earnings per common share (basic and diluted) :

Income from continuing operations		$0.64	$0.69
Income from discontinued operations	$	----	$0.03
Total (basic and diluted)		$0.64	$0.72

Weighted average shares (basic)		4,946,439	4,944,943

Weighted average shares (diluted)		4,946,439	4,945,923

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31
	2008	2007
Current assets
Cash and cash equivalents	$3,425,538	$4,555,388
Certificates of deposit	812,952	555,829
Marketable securities	8,239,183	7,465,417
Accounts receivable, net of allowance for doubtful
accounts of $30,000 in 2008 and 2007	1,381,012	1,278,386
Inventories (net)	1,344,579	1,188,222
Prepaid expenses and other current assets	226,330	427,714
Deferred income taxes	355,798	222,970
Assets of discontinued operations	---	64,619
Total current assets	15,785,392	15,758,545

Certificates of deposit, due 2010	271,976	---

Property, plant, and equipment
Land	69,000	69,000
Factory equipment and fixtures	3,288,808	3,233,621
Building and improvements	2,431,908	2,335,975
Waste disposal plant	133,532	133,532
	5,923,248	5,772,128
Less accumulated depreciation	4,971,269	4,818,731
Net property, plant, and equipment	951,979	953,397

Other assets
Pension asset	123,589	174,096
Other	150,687	148,430
Total other assets	274,276	322,526
Total assets	$17,283,623	$17,034,468

See Notes to Consolidated Financial Statements

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2008	2007
Current liabilities
Dividends payable	$1,385,003	$1,385,003
Accounts payable	187,810	123,290
Loans payable, current portion	6,657	7,988
Accrued expenses	969,242	794,186
Liabilities of discontinued operations	---	47,386
Total current liabilities	2,548,712	2,357,853

Loans payable	---	6,657
Deferred income taxes	28,616	139,862
	28,616	146,519
Contingencies (Note J)

Stockholders’ equity
Common stock, $.10 par value; 10,000,000
shares authorized; 5,008,639 shares issued
and 4,946,439 shares outstanding in 2008
and 2007	500,864	500,864
Capital in excess of par value	3,819,480	3,819,480
Accumulated other comprehensive loss	(386,208)	(120,018)
Retained earnings	11,131,789	10,689,400
Treasury stock, at cost; 62,200 shares	(359,630)	(359,630)
Total stockholders’ equity	14,706,295	14,530,096
Total liabilities and stockholders’ equity	$17,283,623	$17,034,468

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF
STOCKHOLDERS' EQUITY

Years ended December 31, 2008 and 2007

	Common Stock Shares Amount		Capital in excess of par value	Accumulated Other Comprehensive income (loss)	Retained earnings	Treasury stock	Total	Comprehensive income
								*
Balance, December 31, 2006	5,004,339	$500,434	$3,792,478	$(566,130)	$9,858,538	$(359,630)	$13,225,690

Issuance of common stock in connection with exercise of stock options	4,300	430	13,727				14,157

Tax benefit from exercise of stock options			13,275				13,275

Effect of changing pension plan measurement date pursuant to SFAS 158, net of $4,071 tax					7,041		7,041

Adjustment to apply SFAS 158, net of deferred income tax of $219,131				363,922			363,922	$363,922

Change in unrealized loss on marketable securities, net of deferred income tax of $47,774				82,190			82,190	82,190

Net income					3,544,308		3,544,308	3,544,308

Dividends declared					(2,720,487)		(2,720,487)

Comprehensive income								$3,990,420

Balance, December 31, 2007	5,008,639	$500,864	$3,819,480	$(120,018)	$10,689,400	$(359,630)	$14,530,096

Adjustment to apply SFAS 158, net of deferred income tax benefit of $20,725				(43,142)			(43,142)	$(43,142)

Change in unrealized loss on marketable securities, net of deferred income tax benefit of $118,317				(223,048)			(223,048)	(223,048)

Net income					3,162,931		3,162,931	3,162,931

Dividends declared					(2,720,542)		(2,720,542)

Comprehensive income								$2,896,741

Balance, December 31, 2008	5,008,639	$500,864	$3,819,480	$(386,208)	$11,131,789	$(359,630)	$14,706,295

* Restated to reflect other comprehensive income in 2007 from application of SFAS 158 to $363,922, instead of $8,627 previously reported.

See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007
Cash flows from operating activities
Net income	$3,162,931	$3,544,308
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	200,804	197,802
Net (gain) loss on sale of equipment	7,763	(5,000)
Gain on sale of Eastern Chemical	---	(84,361)
Provision for bad debts	10,684	(5,000)
Deferred income taxes	(105,032)	146,317
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(113,310)	70,327
Inventories	(156,357)	601,055
Prepaid expenses and other current and non current assets	161,452	(425,408)
Accounts payable	64,520	(66,966)
Accrued pension costs	(9,288)	(123,109)
Accrued expenses and taxes payable	170,985	202,825
Net cash provided by discontinued operations	17,233	108,273
Net cash provided by operating activities	3,412,385	4,161,063

Cash flows from investing activities
Acquisition of plant and equipment	(177,465)	(302,406)
Proceeds from the sale of plant and equipment	7,988	5,000
Net change in temporary investments	(529,099)	(28,004)
Purchase of marketable securities	(2,965,129)	(588,802)
Proceeds from sale of marketable securities	1,850,000	600,000
Proceeds from sale of Eastern Chemical, net of tax	---	84,361
Net cash used in investing activities	(1,813,705)	(229,851)

Cash flows from financing activities
Payment of long term debt	(7,988)	(7,988)
Tax benefit from exercise of options	---	13,275
Proceeds from exercise of stock options	---	14,157
Dividends paid	(2,720,542)	(2,422,755)
Net cash used in financing activities	(2,728,530)	(2,403,311)

Net (decrease) increase in cash and cash equivalents	(1,129,850)	1,527,901
Cash and cash equivalents, beginning of year	4,555,388	3,027,487
Cash and cash equivalents, end of year	$3,425,538	$4,555,388

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products, and proprietary specialty industrial products.  Two major product lines, LUBRAJEL® and RENACIDIN®, together accounted for approximately 95% and 94% of revenue for the years ended December 31, 2008 and December 2007, respectively. LUBRAJEL accounted for 77% and 76% of revenue for the years ended December 31, 2008 and December 31, 2007, respectively, and RENACIDIN accounted for 18% of revenue in each of the years ended December 31, 2008 and December 31, 2007.

Until December 11, 2007, the Company also operated Eastern Chemical Corporation (“Eastern”), a wholly owned subsidiary of the Company, which distributed a line of fine organic chemicals, research chemicals, test solutions, indicators, intermediates, dyes and reagents.  It also owned Paragon Organic Chemicals, Inc. (“Paragon”), a wholly owned subsidiary with no assets that served as a purchasing entity for Eastern.  On December 11, 2007 substantially all of the assets of both of these entities were sold to Pfaltz & Bauer, Inc., a Connecticut company that operates a business very similar to that of Eastern.  Accordingly, the financial statements reflect Eastern’s financial results as discontinued operations.

Revenue Recognition

                The Company recognizes revenue when products are shipped, title and risk of loss pass to customers, persuasive evidence of a sales arrangement exists, and collections are reasonably assured.  All products are shipped Free On Board (“FOB”) Hauppauge, New York, the location of the Company’s plant.  Both title and risk of loss are deemed by both the Company and its customers to have passed to the customers at the time the goods leave the Company’s plant.   Shipments are only made after confirmation that a valid purchase order has been received and that the future collection of the sale amount is reasonably assured.  All sales of the Company’s products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of the goods unless they are defective.  The Company does not make sales on consignment, and the collection of the proceeds of the sale is not contingent upon the customer being able to sell the goods to a third party.

Any allowance for returns is taken as a reduction of sales within the same period the revenue is recognized. Such allowances are based on historical experience. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

Cash and Cash Equivalents

                For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception.  The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk.  Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation up to a maximum of $250,000. This limit is tentatively set to revert back to $100,000 after December 31, 2009.

Dividends

On May 14, 2008, the Company declared a cash dividend of $0.27 per share (aggregating $1,335,539) payable on June 16, 2008 to stockholders of record as of June 2, 2008.  On December 3, 2008 the Company declared a cash dividend of $0.28 per share (aggregating $1,385,003) payable on January 6, 2009 to stockholders of record as of December 15, 2008.

On May 16, 2007, the company declared a special dividend of $0.27 per share (aggregating $1,335,485) payable on June 15, 2007 to stockholders of record as of June 1, 2007.  On December 6, 2007, the company declared a cash dividend of $0.28 per share aggregating $1,385,003 payable on January 7, 2008 to stockholders of record as of December 17, 2007.

Supplemental Disclosures of Non-cash Investing and Financing Activities

Cash payments for income taxes were $1,425,382 and $1,836,483 for the years ended December 31, 2008 and 2007, respectively.

For the years ended December 31, 2008 and 2007, the Company had the following non-cash investing and financing activities:

	2008	2007
Dividends declared but not yet paid	$1,385,003	$1,385,003

Marketable Securities and Certificates of Deposit

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

                Certificates of deposit that mature in one year or less are classified as current, and those that mature in more than one year are classified as non-current.  These certificates are carried at cost, which approximates fair value.

Inventories

                Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Inventory costs include material, labor and factory overhead.

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

Other Asset

                Other asset consists of a $188,360 payment given to a vendor for regulatory and validation work that was needed to qualify one of the vendor's manufacturing locations for the production of the Company's RENACIDIN IRRIGATION product.  This amount is being amortized over its estimated 5-year benefit period at the rate of $37,672 per year, starting in 2008.

Fair Value of Financial Instruments

                The Company has estimated the fair value of financial instruments using available market information and other valuation methodologies in accordance with SFAS No. 107, Disclosures About Fair Value of Financial Instruments. Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, dividends payable and accrued expenses approximates their carrying value due to their short payment terms.  Marketable securities are carried at fair value.

Concentration of Credit Risk

               Accounts receivable potentially expose the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history to determine how much credit to allow or whether any credit should be given at all.  It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable.  As a  result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its accounts receivable credit risk has been reduced.   However, the Company acknowledges that as of the date of these financial statements the recession in the United States, as well as the poor economic climate globally, has increased the chances of customers defaulting on their obligations, and the Company has tightened its credit policies accordingly.

                For the year ended December 31, 2008, two customers, both of them distributors and marketing partners of the Company, accounted for a total of approximately 54% of the Company’s revenues, and one of those customers accounted for approximately 52% of the Company’s outstanding accounts receivable at year end. For the year ended December 31, 2007, those same two customers accounted for a total of approximately 52% of the Company’s revenues and 53% of the Company’s outstanding accounts receivable at year end.  The marketing agreement with one such customer, whose purchases amounted to 45% of total revenue in 2008, expired in December 2008.  The Company is in the process of negotiating an extension of that agreement and expects to have one in place by the end of the second quarter of 2009.

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

In June 2006, the FASB issued Interpretation No.  48,  Accounting  for  Uncertainty  in  Income  Taxes  - An Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48").The Company adopted the provisions of FIN 48 on January 1, 2007. The implementation of FIN 48 did not result in any adjustment to the Company's beginning tax positions. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2007 and December 31, 2008, the Company did not have any unrecognized tax benefits.

In the past, the Company has filed consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS for years 2005, 2006, 2007 and 2008, and by New York State for years 2005 through 2008.

The Company's policy is to recognize interest and penalties as interest expense.

Research and Development

The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $423,000 and $420,000 for the years ended December 31, 2008 and 2007, respectively.

Shipping and Handling Costs

Shipping and handling costs are classified in operating expenses in the accompanying consolidated statements of income. Shipping and handling costs were approximately $102,000 and $86,000 for the years ended December 31, 2008 and 2007 respectively.

Advertising Costs

Advertising costs are expensed as incurred. During 2008 and 2007 the Company incurred $26,200 and $26,100 of advertising costs, respectively.

Stock-Based Compensation

In 2004, the Company approved a new stock option plan ("2004 Stock Option Plan").  Under SFAS No. 123R, Share Based Payment (“SFAS 123R”), all share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period

(generally the vesting period) in the financial statements based on their fair values on grant date. For options with graded vesting, the Company fair values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

No stock options were granted in 2008 or 2007.

Earnings Per Share Information

                Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share include the dilutive effect of outstanding stock options.

Use of Estimates

                In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, possible impairment of marketable securities, reserve for inventory obsolescence, pension liability and the allocation of overhead.

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

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”). This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning January 1, 2009. The impact of the adoption of SFAS 141(R) on the Company’s financial statements will largely be dependent on the size and nature of any business combinations completed after adoption of this statement.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted; in November, 2007, the FASB agreed to defer the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Generally, the provisions of this statement should be applied prospectively as of the beginning of the fiscal year in which this statement is initially applied. The Company adopted this statement effective January 1, 2008 (see Note B)

                In February 2007, the FASB issued SFAS No. 159, The Fair Value Option of Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 provides an option to report selected financial assets and financial liabilities using fair value. The standard establishes required presentation and disclosures to facilitate comparisons with companies that use different measurements for similar assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007, with early adoption allowed if SFAS 157 is also adopted. The Company concluded that the adoption of SFAS 159 will have no effect on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company’s fiscal year beginning January 1, 2009.  The Company believes that the adoption of SFAS 160 will have no current impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.  SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company does not anticipate that the statement will have  a material impact, since the Company has not historically engaged in hedging activities or acquired derivative instruments.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS No. 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  This statement is not expected to change the Company’s current accounting practice.

NOTE B - MARKETABLE SECURITIES

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), for assets and liabilities measured at fair value on a recurring basis. SFAS 157 accomplishes the following key objectives:

•	Defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date;

•	Establishes a three-level hierarchy ("Valuation Hierarchy") for fair value measurements;

•	Requires consideration of the Company's creditworthiness when valuing liabilities; and

•	Expands disclosures about instruments measured at fair value.

                The Valuation Hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the Valuation Hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of the Valuation Hierarchy and the distribution of the Company's financial assets within it are as follows:

•	Level 1 - inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using level 1 inputs using quoted prices (unadjusted) for identical assets in active markets as defined by SFAS 157:

December 31, 2008	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
U.S. Treasury and agencies
Maturities within 1 year	$1,140,227	$1,153,798	$13,571
Maturities after 1 year through 5 years	2,458,685	2,536,931	78,246
Total U.S. Treasury and agencies	$3,598,912	$3,690,729	$91,817

Fixed income mutual funds	4,715,827	4,380,669	(335,158)
Equity and other mutual funds	240,494	167,785	(72,709)

	$8,555,233	$8,239,183	$(316,050)

December 31, 2007

Available for sale:
U.S. Treasury and agencies
Maturities within 1 year	$949,354	$960,329	$10,975
Maturities after 1 year through 5 years	1,803,298	1,835,253	31,955
Total U.S. Treasury and agencies	$2,752,652	$2,795,582	$42,930

Fixed income mutual funds	4,452,050	4,404,078	(47,972)
Equity and other mutual funds	235,399	265,757	30,358
	$7,440,101	$7,465,417	$25,316

Proceeds from the sale and redemption of U.S. Treasury and agency bonds amounted to $1,850,000 and $600,000 for the years ended December 31, 2008 and 2007, respectively.  Realized gains in each year were insignificant.

Investment income consisted principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

NOTE C - INVENTORIES

Inventories consist of the following:

	December 31,
	2008	2007
Raw materials and work-in-process	$422,437	$359,730
Finished products	922,142	828,492
	$1,344,579	$1,188,222

Inventories at December 31, 2008 and 2007 are stated net of a reserve of $39,000 for slow moving and obsolete items.

NOTE  D - NOTES PAYABLE - BANKS

                On January 17, 2007 the Company entered into a line of credit agreement with JPMorgan Chase Bank for borrowings of up to $2,000,000 at an interest rate of 1.0% below the Prime Rate.  The line of credit was renewed, effective as of June 30, 2007 and expired on June 30, 2008.

The company did not renew this line of credit on June 30, 2008.  There are no outstanding notes at December 31, 2008

NOTE  E – INCOME TAXES

The provision for income taxes from continuing operations consists of the following:

	Year ended December 31,
Current	2008	2007
Federal	$1,584,183	$1,473,999
State	24,670	(24,914)
	1,608,853	1,449,085
Deferred
Federal	(102,002)	118,506
State	(3,030)	27,811
	(105,032)	146,317
Total provision for income taxes	$1,503,821	$1,595,402

The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Year ended December 31,
	2008		2007
	($)%		($)%
Income taxes at statutory Federal income tax rate	$1,587,000	34	$1,708,000	34
State income taxes, net of Federal benefit	14,000	---	2,000	---
Domestic Production Activities deduction	(82,000)	(2)	(78,000)	(2)
Nondeductible expenses	---	---	2,000	---
Change in deferred tax asset valuation allowance	---	---	(43,000)	(1)
Other, net	(15,000)	---	4,000	1
Actual income tax expense	$1,504,000	32	$1,595,000	32

During 2008 and 2007, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 6% of net taxable income from domestic production activities.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Year ended December 31,
	2008	2007
Deferred tax assets
Current
Accounts receivable	$10,398	$10,398
Accrued pension liability	95,323	74,598
Inventories	21,457	20,375
Accrued expenses	228,620	117,599
	355,798	222,970
Deferred tax liabilities
Non-current
Pension asset	(138,159)	(131,088)
Unrealized (gain) loss on marketable securities	109,543	(8,774)
	(28,616)	(139,862)
Net deferred tax asset	$327,182	$83,108

A reduction of $42,798 in the valuation allowance for the year ended December 31, 2007 was due to the company realizing the benefit of capital loss carryforwards from 2006, which substantially offset the capital gain on disposition of the Eastern division.

NOTE  F - BENEFIT PLANS

Pension Plan

The Company has a noncontributory defined benefit pension plan (the “Plan”) which covers substantially all of its employees. Benefits are based on years of service and employees' compensation prior to retirement. Amounts are funded in accordance with the requirements of ERISA (Employee Retirement Income Security Act of 1974) and the Plan is administered by a trustee who is responsible for payments to retirees.  Investment strategies are determined by the Board of Directors.

As of December 31, 2007 the Company put in place a freeze on future benefit accruals to the Plan while the Company investigated the advisability of replacing the Plan with a defined contribution plan, which would be coordinated with, and be part of, the Company’s existing 401(k) plan.  On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval, and has begun taking the steps necessary to do so.  In November 2008 the Company submitted the necessary applications to the Pension Benefit Guaranty Corporation (“PBGC”), and the time for them to respond with any objections has now expired.  The only remaining requirement in order to terminate the plan is to receive IRS approval, which the Company expects to receive by the first quarter of 2010, but could come sooner, depending on the IRS workload.

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

The Plan assets at fair value as of December 31, 2008 and 2007 are as follows:

	2008	2007
Equity securities:
Principal Financial Group Stock Separate Account	$52,212	$138,209
Principal Large Cap Stock Index Separate Account	173,785	286,084
Principal Medium Company Blend Separate Account	135,743	210,922
TOTAL EQUITY SECURITIES	$361,740	$635,215
Debt securities:
General Investment Account*	$1,668,662	$1,826,539
Contributions from employer received between October 1, 2007 measurement date and December 31, 2007:	---	300,000
TOTAL ASSETS	$2,030,402	$2,761,754

* The General Investment Account represents an interest in a portfolio of intermediate term fixed-income investments maintained by the Principal Financial Group.

Historical and expected future returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk free real rate of return, and the associated risk premium. A weighted-average rate was developed based on those overall rates and target asset allocation of the Plan.

Based on current data and assumptions, the following benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid over the next ten years as follows:

Year Ending	Expected Future Benefits Payable
2009	$170,000
2010	41,000
2011	75,000
2012	48,000
2013	210,000
2014-2018	800,000

The Company does not plan to make contributions to the Plan in 2009.

A measurement period from October 1, 2006 to October 1, 2007 has been used for the year ended December 31, 2007. The liabilities and assets are calculated at October 1, 2007. Assets are adjusted for known contributions received by the Company between October 1, 2007 and December 31, 2007.

SFAS No. 158 required a benefit cost of $11,112 for the period from October 1, 2007 to December 31, 2007 be accounted for by adjustments to balance sheet accounts, rather than through profit and loss accounts for the preceding or following year.  This amount was recorded as of December 31, 2007 as a pension asset and an increase in retained earnings of $7,041 (net of deferred income taxes of $4,071).

As required by SFAS No. 158, the measurement date for the plan’s assets and liabilities has been changed to conform with the Company’s fiscal year end.

The following table sets forth the Plan's funded status:

	Year ended December 31,
	2008	2007
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$2,598,770	$2,914,689
Service cost	---	126,132
Interest cost	176,429	144,358
Actuarial (gain)/loss	(43,498)	64,527
Benefits paid	(44,654)	(83,793)
Effect of settlement/curtailment	(780,234)	(567,143)
Projected benefit obligation at end of year	$1,906,813	$2,598,770

Change in Plan Assets:
Fair value of Plan assets at beginning of year	$2,761,754	$2,208,527
Actual return on Plan assets	16,264	137,020
Employer contributions	77,272	500,000
Benefits paid	(44,654)	(83,793)
Effect of settlement	(780,234)	---
Fair value of Plan assets at end of year	$2,030,402	$2,761,754

Funded status at end of year - overfunded	$123,589	162,984

Amounts recognized in statement of financial position :
Noncurrent assets	123,589	$162,984
Total	$123,589	$162,984

Amounts recognized in accumulated Other Comprehensive Income ("OCI")
Total net loss	$275,024	$215,228
Total accumulated OCI (not adjusted for applicable tax)	$275,024	$215,228

Weighted-average assumptions used to determine benefit obligations
Discount rate	6.25%	5.75%
Rate of compensation increase	5.36%	5.42%

The net periodic benefit cost includes the following components:

	Year ended December 31,
	2008		2007
Components of net periodic benefit cost:
Service cost	$	---	$126,132
Interest cost		176,429	144,358
Expected return on Plan assets		(232,109)	(137,632)
Amortization of net actuarial loss		---	49,051
Amortization of prior service cost		---	7,461
Effect of special events		112,552	24,537
Net periodic benefit cost		$56,872	$213,907

Other changes recognized in OCI
Net loss		$172,348	65,139
Amortization of net gain (loss)		---	(49,051)
Amortization of prior service cost		---	(7,461)
Amount recognized due to special event		(112,552)	(567,143)
Prior service cost recognized due to curtailment		---	(24,537)
Total recognized in other comprehensive income		$59,796	$(583,053)
Total recognized in net periodic benefit cost
and OCI		$116,668	$(369,146)

Weighted-average assumptions used to determine net period benefit cost
Discount rate		5.75%	5.50%
Expected long-term return on Plan assets		7.00%	7.00%
Rate of compensation increase		5.42%	5.50%

401(k) Plan

The Company maintains a 401(k) plan for all of its eligible employees. Under the plan, employees may defer up to 15% of their weekly pay as a pre-tax investment in a savings plan. In addition, the Company made contributions of 50% of the first 6% of each employee's elective deferral up to a maximum employer contribution of 3% of biweekly pay in 2007.

Because the Company froze all benefits in its defined benefit pension plan as of December 31, 2007, and has initiated termination of that Plan, the Company modified its 401(k) plan, effective January 1, 2008, by increasing the employer contribution to a maximum of 100% of the first 4% of each employee's pay, and will, beginning in 2009, make an additional discretionary contribution to each employee's account based on a “pay-to-pay” safe-harbor formula that qualifies the 401(k) plan under current IRS regulations.

Employees become fully vested in Company contributions after one year of employment. 401(k) Company contributions were approximately $91,000 and $65,000 for the years ended December 31, 2008 and 2007, respectively.

In addition, in December 2008 the Company’s Board of Directors authorized a discretionary contribution to the modified 401(k) plan in the amount of $175,000, to be allocated among all eligible employees for the 2008 year.  The contribution, which had been accrued during 2008, was made in January, 2009.

Stock Option Plans

At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of the 2004 Stock Option Plan.    The plan authorizes the granting of options for up to 500,000 shares, and  covers both employees and directors. The adoption and implementation of the new plan was ratified by the shareholders of the Company at the Company's annual meeting of shareholders on May 19, 2004.  No options have been granted under this plan.

There were also no stock option transactions from the expired Non-Statutory Stock Option Plan for Directors.  The following summarizes the stock option transactions from the previous Employee Incentive Stock Option Plan that is now expired and was replaced by the 2004 Stock Option Plan:

	Number Outstanding	Weighted average exercise price per share

Options outstanding and exercisable at January 1, 2007	4,300	$3.29
Exercised	(4,300)	$3.29
Options outstanding and exercisable at December 31, 2007	0	---

                As of December 31, 2008 and 2007, there were no stock options outstanding.

The intrinsic value of the 4,300 options exercised during 2007 was $40,304.

As of December  31, 2008 and 2007, there was no remaining unrecognized compensation  cost related to the non-vested share-based compensation arrangements granted  under the Company's plans.

The Company did not record any compensation expense during the years ended December 31, 2008 and 2007 under the provisions of SFAS 123R.

Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2007 was $14,157.

NOTE G – DISCONTINUED OPERATIONS

On December 11, 2007 the Company completed the sale of substantially all of the assets of its Eastern subsidiary.  The assets of Eastern were sold for $266,759, which resulted in a gain of $84,361 (net of taxes of $45,396).   The Eastern corporate entity was dissolved in December 2008. Paragon Organic Chemicals, a purchasing entity for Eastern with no assets of its own, was also dissolved in December 2008, but the right to use the Paragon name was sold to the purchaser of the Eastern assets. As a result of the sale, Eastern is classified as discontinued operations for all periods presented.

The table below sets forth the results of operations of Eastern. The results below do not include any allocated or common overhead expenses.  In accordance with SFAS 144, the gain on the sale of Eastern and its operating income are reflected in the accompanying financial statements as discontinued operations.  The Company recorded a liability for severance payments due to employees of Eastern of $47,386 at December 31, 2007.  There was no income or loss from discontinued operations in 2008.

The results of operations of Eastern for the year ended December 31, 2007, and its financial position as of December 31, 2007, were as follows:

Results of Operations:	2007
Revenue	$841,060
Less:
Cost of goods sold	(479,590)
General and administrative	(309,008)
Income before income taxes	52,462
Income tax provision	(19,600)
Income from discontinued operations, excluding gain on sale	$32,862

Financial position:
Net current assets:
Accounts receivable	$64,619
Accounts payable	(47,386)
Net current assets from discontinued operations	$17,233

NOTE  H - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	Year ended December 31,
	2008		2007
Numerator:
Net income from continuing operations		$3,162,931	$3,427,085
Net income from discontinued operations		---	117,223
Net Income		$3,162,931	$3,544,308

Denominator:
Denominator for basic earnings per share (weighted average shares)		4,946,439	4,944,943
Effect of dilutive securities:
Employee stock options		---	980
Denominator for diluted earnings per
share (adjusted weighted-average
shares) and assumed conversions		4,946,439	4,945,923

Basic and diluted earnings per share
Continuing operations		$.64	$.69
Discontinued operations	$	---	$.03
Total – Basic and diluted		$.64	$.72

                In 2008 and 2007 there were no options excluded from the computation of diluted earnings per share.

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

The Company’s products are separated into four distinct product categories: pharmaceuticals, personal care products (including cosmetic ingredients), medical products, and industrial products.  Each product category is marketed differently.  The cosmetic ingredient/personal care products are marketed through a global network of marketing partners and distributors.  These marketing partners purchase product outright from the Company and market and re-sell those products to the end-users.  Title and risk of loss passes to those customers when the goods leave the Company’s facility in Hauppauge, New York, and the Company is under no obligation to accept the return of any product unless the product is defective.  The Company does not make any sales on consignment.

No prior regulatory approval was needed by the Company to sell any products other than its pharmaceutical products.  The end-users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

The pharmaceutical products are two urological products that are sold to end-users primarily through distribution agreements with the major drug wholesalers.   For these products, the Company does the marketing, and the drug wholesalers supply the product to the end-users, such as hospitals and pharmacies.  These products are drug products that required the Company to obtain regulatory approval before marketing.

The medical products are non-pharmaceutical products, such as medical lubricants, that are marketed solely by the Company directly to end-users, such as companies that incorporate some of the Company’s lubricating gels into urethral catheters.  These products are distinguished from the pharmaceutical products  in  that,  unlike  the  pharmaceutical  products,  the  Company  does not  have to obtain regulatory  approval  prior  to marketing these products, since that is the responsibility of the end-user, who is generally incorporating the product into a medical device.

The industrial products are also marketed directly to the end-users by the Company, and generally do not require that the Company obtain regulatory approval.  However, the end-users may have to obtain such regulatory approvals before marketing these products.

(a)	Gross Revenues

	Year ended December 31,
	2008	2007

Personal Care	$7,876,801	$7,776,595
Pharmaceuticals	2,642,935	2,497,897
Medical	1,958,494	1,731,993
Industrial	106,543	135,635
	$12,584,773	$12,142,120
Less Discounts and allowances	(292,626)	(253,558)
	$12,292,147	$11,888,562

(b)	Geographic Information

	Year ended December 31,
	2008		2007
		Long-Lived Assets		Long-Lived Assets
	Revenues		Revenues

United States	$5,226,825	$951,979	$5,067,189	$953,397
France	1,347,548	---	1,262,568	---
Other countries	5,717,774	---	5,558,805	---
	$12,292,147	$951,979	$11,888,562	$953,397

(c)	Revenue from Major Customers

	Year ended December 31,
	2008	2007
Customer A	$5,478,157	$5,169,988
Customer B	1,162,386	1,027,334
All other customers	5,651,604	5,691,240
	$12,292,147	$11,888,562

NOTE J - CONTINGENCIES

                While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims.

NOTE K - ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and 2007 consist of:

	2008	2007
Accrued 401(k) plan contribution	$175,000	$	---
Accrued bonuses	170,000		144,000
Accrued distribution fees	213,541		146,455
Other	410,701		503,731
	$969,242		$794,186

NOTE L - RELATED PARTY TRANSACTIONS

                During the years ended December 31, 2008 and 2007 the Company paid to Henry Globus, a former officer and current director of the Company, $21,816 and $21,024 respectively, for consulting services in accordance with his employment termination agreement of 1988.

                During each of the years ended December 31, 2008 and 2007 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $10,500 for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is currently a director of the Company.

During the year ended December 31, 2008, Kenneth Globus, President of the Company, purchased a used company-owned vehicle for $7,988.