Form 10-Q
period 2009-03-31
UNITED GUARDIAN INC
filed 2009-05-14
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  March 31, 2009

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

Indicate  by check  mark  whether  the  registrant  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

4,946,439 shares of common stock, par value $.10 per share
(as of May 1, 2009)

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2009	2008

Net sales	$3,895,143	$3,031,199

Costs and expenses:
Cost of sales	1,546,319	1,237,183
Operating expenses	709,985	659,312
	2,256,304	1,896,495
Income from operations	1,638,839	1,134,704

Other income (expense):
Investment income	91,602	128,327
Loss on sale of equipment	---	(7,763)
	91,602	120,564

Income from operations before Income taxes	1,730,441	1,255,268

Provision for income taxes	575,200	416,000

Net income	$1,155,241	$839,268

Earnings per common share (Basic and Diluted)	$0.23	$0.17

Weighted average shares – basic and diluted	4,946,439	4,946,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$4,050,907	$3,425,538
Certificates of deposit	813,860	812,952
Marketable securities	7,988,592	8,239,183
Accounts receivable, net of allowance for doubtful accounts of $27,384 at March 31 2009 and $30,000 at December 31, 2008	1,516,405	1,381,012
Inventories (net)	1,180,716	1,344,579
Prepaid expenses and other current assets	187,224	226,330
Deferred income taxes	355,798	355,798
Total current assets	16,093,502	15,785,392

Certificates of deposit, due 2010	274,886	271,976

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,292,713	3,288,808
Building and improvements	2,431,908	2,431,908
Waste disposal plant	133,532	133,532
	5,927,153	5,923,248
Less: Accumulated depreciation	5,004,026	4,971,269
Total property, plant and equipment, net	923,127	951,979

Other assets
Pension asset	126,286	123,589
Other	141,270	150,687
Total other assets	267,556	274,276

TOTAL ASSETS	$17,559,071	$17,283,623

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
  BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2009	2008
Current liabilities:	(UNAUDITED)

Dividends payable	$ ---	$1,385,003
Accounts payable	334 581	187,810
Loans payable	4,660	6,657
Accrued taxes payable	409,084	---
Accrued expenses	915,522	969,242
Total current liabilities	1,663,847	2,548,712

Deferred income taxes	30,374	28,616

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 5,008,639 shares issued, and 4,946,439 shares outstanding at March 31, 2009 and December 31, 2008.	500,864	500,864
Capital in excess of par value	3,819,480	3,819,480
Accumulated other comprehensive loss	(382,894)	(386,208)
Retained earnings	12,287,030	11,131,789
Treasury stock, at cost; 62,200 shares	(359,630)	(359,630)
Total stockholders’ equity	15,864,850	14,706,295

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,559,071	$17,283,623

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,155,241	$839,268
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,174	56,320
Loss on sale of equipment	---	7,763
Reduction in allowance for bad debts	(2,616)	(6,073)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(132,777)	(418,354)
Inventories	163,863	(270,663)
Prepaid expenses and other current assets	39,106	(135,611)
Accounts payable	146,771	410,698
Accrued expenses and taxes payable	352,667	506,469
Net cash provided by continuing operating activities	1,764,429	989,817
Net cash provided by discontinued operating activities	---	21,320
Net cash provided by operating activities	1,764,429	1,011,137

Cash flows from investing activities:
Acquisition of property, plant and equipment	(3,905)	(52,515)
Proceeds from sale of equipment	---	7,988
Net change in certificates of deposit	(3,818)	(7,144)
Proceeds from sale of marketable securities	300,000	---
Purchase of marketable securities	(44,337)	(359,357)
Net cash provided by (used in) investing activities	247,940	(411,028)

Cash flows from financing activities:
Payment of long term debt	(1,997)	(1,997)
Dividends paid	(1,385,003)	(1,385,003)
Net cash used in financing activities	(1,387,000)	(1,387,000)

Net increase (decrease) in cash and cash equivalents	625,369	(786,891)
Cash and cash equivalents at beginning of period	3,425,538	4,555,388
Cash and cash equivalents at end of period	$4,050,907	$3,768,497

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (the “Company”) is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products and proprietary specialty industrial products.

2.	Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2009.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

Substantially all of the assets of Eastern Chemical Corporation, a wholly-owned subsidiary of the Company, were sold in December 2007, and the Company therefore no longer presents consolidated financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

3.	Stock-Based Compensation

At March 31, 2009, the Company had a stock-based compensation plan for its employees and Directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as an expense in the financial statements.

As of March 31, 2009 the Company had no share-based awards outstanding and exercisable and did not grant any options during the three months ended March 31, 2009.

As of March 31, 2009 there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense under the provisions of SFAS 123R during the three-month periods ended March 31, 2009 and 2008.

The Company did not receive any proceeds from the exercise of options during the three months ended March 31, 2009 and 2008.

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This statement provides companies with an option to report selected financial assets and liabilities at fair value.  As of March 31, 2009, the Company has not elected to use the fair value option allowed by SFAS 159.  The adoption of SFAS 159 did not have an impact on the Company’s financial position, results of operations, cash flows or financial statement disclosures.

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of "minority interest" accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. The adoption of SFAS 160 did not have an  impact on the Company’s financial position, results of operations, cash flows, or financial statement disclosures.

In December 2007, the FASB issued Statement No. 141 (revised), “Business Combinations” (“SFAS 141 (R)”). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  Adoption by the Company of SFAS 141(R) as of January 1, 2009 did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133”, which requires additional disclosures for derivative instruments and hedging activities.  SFAS 161 is effective for the Company beginning January 1, 2009.  The Company does not have any derivative instruments nor has it engaged in any hedging activities.  Adoption of SFAS 161 had no impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP.  SFAS No. 162  became effective on November 15, 2008,  which was 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement has not changed the Company’s current accounting practices.

On April 9, 2009 the FASB issued Staff Position (“FSP”) No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has not elected to early adopt this pronouncement.

On April 9, 2009 the FASB issued Staff Position No. 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary-Impairments”.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has not elected to early adopt this pronouncement.

On April 9, 2009 the FASB issued FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company has not elected to early adopt this pronouncement.

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using Level 1 inputs and the market approach as defined by SFAS 157:

			Unrealized
March 31, 2009	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,643,559	$1,666,513	$22,954
Mature 1-5 years	1,654,854	1,702,889	48,035
Total US Treasury and agencies	3,298,413	3,369,402	70,989

Fixed income mutual funds	4,759,761	4,469,620	(290,141)
Equity and other mutual funds	241,392	149,570	(91,822)
	$8,299,566	$7,988,592	$(310,974)

December 31, 2008	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,140,227	$1,153,798	$13,571
Mature 1-5 years	2,458,685	2,536,931	78,246
Total US Treasury and agencies	3,598,912	3,690,729	91,817

Fixed income mutual funds	4,715,827	4,380,669	(355,158)
Equity and other mutual funds	240,494	167,785	(72,709)
	$8,555,233	$8,239,183	$(316,050)

Proceeds from the sale and redemption of US Treasury and agency bonds amounted to $300,000 for the three months ended March 31, 2009, which included a realized loss of $498. An insignificant amount was reclassified out of unrealized losses for the three-month period ended March 31, 2009.  There were no sales or redemptions of marketable securities for the three months ended March 31, 2008.

Investment income consisted principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

6.	Inventories - Net

	March 31,	December 31,
	2009	2008
Inventories consist of the following:
Raw materials and work in process	$524,333	$422,437
Finished products	656,383	922,142
	$1,180,716	$1,344,579

As of March 31, 2009 and December 31, 2008 the Company had reserves of $39,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $83,420 and $455 for the three months ended March 31, 2009 and 2008, respectively.  There were no payments for interest during the three months ended March 31, 2009 and March 31, 2008.

Research and development expenses amounted to $102,320 and $94,489 for the three months ended March 31, 2009 and March 31, 2008, respectively, and are included in operating expenses.

The Company paid dividends of $1,385,003 ($0.28 per share) during the periods ended March 31, 2009 and March 31, 2008.

Marketable securities include investments in equity mutual funds, government securities and corporate bonds which are classified as “Available for Sale” securities and are reported at their fair value under Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and  Equity Securities”.  Unrealized gains and losses on “Available for Sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects.  Investment income is recognized when earned.  Realized gains and loses on sales of investments are determined on a specific identification basis.  Fair values are based on quoted market prices.

Certificates of deposit that mature in one year or less are classified as current, and those that mature in more than one year are classified as non-current.  These certificates are carried at cost, which approximate fair value.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate.

The Company follows the provisions of FIN 48.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2008 and March 31, 2009, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service for years 2005 through 2008 and by New York State for years 2005 through 2008.

The Company's policy is to recognize interest and penalties in Interest Expense.

9.	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,
	2009	2008

Net income	$1,155,241	$839,268

Other comprehensive income:
Unrealized gain on marketable securities during period	5,072	41,608

Income tax expense related to other comprehensive income	1,758	14,422

Other comprehensive income, net of tax	3,314	27,186
Comprehensive income	$1,158.555	$866,454

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

10.	Defined Benefit Pension Plan and New Defined Contribution Plan

The Company sponsors a non-contributory defined benefit plan (“Plan”) for its employees and adopted FAS 158 effective December 31, 2006.  As of December 31, 2007 the Company curtailed future benefit accruals to the Plan and reported the effect of the curtailment through December 31, 2008.  The following table sets forth the components of the projected net periodic benefit costs (income) for the year ending December 31, 2009 and the actual net periodic benefit cost for the year ended December 31, 2008.

	2009	2008
	(projected)
Interest cost – projected benefit obligation	$113,864	$176,429
Expected return on plan assets	(131,315)	(232,109)
Effect of special events	---	112,552
Amortization of net (gain)/loss	6,659	---
Net periodic benefit (income) costs	$(10,792)	$56,872

The Company made cash contributions totaling $38,636 to the Plan during the three-month  period ended March 31, 2008 and did not make any contributions to the Plan in 2009. The Company recorded income applicable to the plan of $2,698 and $11,142 for the three months ended March 31, 2009 and  March 31, 2008 respectively.  These amounts are included in operating expense.

As of December 31, 2007 the Company froze future benefit accruals to the Plan while it investigated the advisability of replacing the Plan with a defined contribution plan, to be coordinated with, and be part of, the Company’s 401(k) plan. On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval, and has initiated the steps necessary to do so.  The Company expects to obtain regulatory approval in late 2009 or early 2010.

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

For the new defined contribution plan, the Company accrued $43,750 and $38,636 for the three months ended March 31, 2009 and March 31, 2008, respectively,

11.   Other Information

(a)   Accrued Expenses

	March 31,	December 31,
	2009	2008
Accrued 401K plan contributions	$43,750	$175,000
Accrued vacations	112,758	98,974
Accrued bonuses	255,000	170,000
Accrued annual report expenses	58,258	63,859
Accrued distribution fees	226,705	213,541
Other	219,051	247,868
	$915,522	$969,242

   (b) Related Party Transactions

During the three-month periods ended March 31, 2009 and March 31, 2008, the Company paid to Henry Globus, a former officer and current director of the Company $5,574 and $5,334, respectively, for consulting services in accordance with his employment termination agreement of 1988.

During the three-month period ended March 31, 2009 the Company paid to Bonamassa, Maietta and Cartelli, LLP $1,500 for accounting and tax services.  There were no payments to Bonamassa, Maietta and Cartelli, LLP for the three-month period ended March 31, 2008.    Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is currently a director of the Company.

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of its RENACIDIN IRRIGATION®, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the Veteran's Administration.

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide by five marketing partners, of which International Specialty Products Inc. ("ISP") purchases the largest volume of products from the Company.  Approximately one-half of the Company's personal care products are sold, either directly or through the Company’s marketing partners, to end-users located outside of the United States.

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

The Company recognizes revenue when products are shipped, title and risk of loss pass to the customers, persuasive evidence of a sales arrangement exists, and collections are reasonably assured.  An allowance for returns, based on historical experience, is taken as a reduction of sales within the same period the revenue is recognized.

The Company has been issued many patents and trademarks and intends, whenever possible, to make efforts to obtain patents in connection with its product development program.

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents, and income taxes. Since December 31, 2008, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2008, and a comparison of the results of operations for the three months ended March 31, 2009 and March 31, 2008. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Sales

For the three-month period ended March 31, 2009, net sales increased by $863,944 (28.5%) as compared with March 31, 2008.  The change in net sales for the three-month period ended March 31, 2009 was almost entirely attributable to increases in sales to two of the Company’s customers.  Although there were increases and decreases in sales volumes among its other customers, the net increases to these two customers accounted for over 98% of the total sales increase for the quarter ended March 31, 2009.

(a)
Personal care products: For the three months ended March 31, 2009 the Company’s gross sales of personal care products increased by $344,610 (17.7%) when compared with the three months ended March 31, 2008.  This increase was primarily due to an increase in sales of approximately $506,000 (40.0%) to the Company’s largest distributor for the three month period ended March 31, 2009 when compared with the comparable period in 2008.

(b)
Pharmaceuticals:  Pharmaceutical gross sales decreased by $56,088 (7.9%) for the three months ended March 31, 2009 compared with the same period in 2008.  On April 1, 2008, the Company implemented a 4% price increase on its pharmaceutical products, which resulted in customers purchasing slightly larger than normal volumes in advance of the price increase.  That was not repeated in the first quarter of 2009 because the pharmaceutical price increase for 2009 is not being implemented until May 1, 2009. The Company expects revenue from pharmaceutical sales for the full year to equal or exceed 2008 volume.

(c)
Medical (non-pharmaceutical) products:  Gross sales of the Company’s medical products increased $599,921 (150.0%) for the three-month period ended March 31, 2009 when compared with the comparable period ended March 31, 2008.  Sales of one of the Company’s medical products to one of its primary customers increased by approximately $347,000 (495.0%) in the three-month period ended March 31, 2009 when compared to the comparable period in 2008.  The Company has been advised that this increase is primarily due to the customer bringing in substantial amounts of additional inventory while it moves its manufacturing operations to Mexico This customer has already purchased over 85% of its entire 2008 sales volume in the first quarter of 2009. The Company expects sales to this customer to decline significantly for the remainder of this year while the operations are being transferred, but still expects sales to this customer to be at least 40% above last year’s levels by the end of the year.

(d)	Industrial products: Gross sales of the Company’s industrial products decreased $6,465 (21.8%) for the three-month period ending March 31, 2009 when compared with the comparable period in 2008.

In addition to the above changes in sales, net sales allowances increased by $18,034 (29.0%) for the three months ended March 31, 2009 when compared with the same quarter in 2008.  This increase was primarily due to increases in allowances for distribution fees.

Cost of Sales

Cost of sales as a percentage of sales decreased to 39.7% for the three months ended March 31, 2009 from 40.8% for the comparable period in 2008.   This decrease  was primarily due to a decrease in cost of the Company’s most significant raw material.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses increased $50,673 (7.7%) for the three months ended March 31, 2009 compared with the comparable period in 2008. This increase was primarily attributable to increases in payroll and payroll-related expenses.

Other Income

Investment income decreased $36,725 (28.6%) for the three months ended March 31, 2009 when compared with the comparable period in 2008. This decrease was mainly attributable to a decrease in interest rates and to lower returns on investments in 2009.

Provision for Income Taxes

The provision for income taxes increased by $159,200 (38.3%) for the three months ended March 31, 2009 when compared with the comparable period in 2008.  This increase is mainly due to an increase in income from operations before taxes of $475,173 (37.9%) in 2009 when compared with 2008.

The Company's effective income tax rate increased to 33.2% for the three months ended March 31, 2009 compared with 33.1% for the comparable period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,192,975 to $14,429,655 at March 31, 2009 from $13,236,680 at December 31, 2008. The current ratio increased to 9.7 to 1 at March 31, 2009 from 6.2 to 1 at December 31, 2008. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable.

During the three-month period ended March 31, 2009 the average period of time that an account receivable was outstanding was approximately 34 days. The average period of time that an account receivable was outstanding during the three-month period ended March 31, 2008 was 45 days, which was mainly due to a few customers who were paying more slowly than normal at that time.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2009.

The Company generated cash from operations of $1,764,429 and $1,011,137 for the three months ended March 31, 2009 and March 31, 2008, respectively. The increase was primarily due to an increase in net income and a decrease in receivables days outstanding.

Cash provided by investing activities for the three-month period ended March 31, 2009 was $247,940, while cash used in investing activities for the three-month period ending March 31, 2008 was $411,028. This increase was primarily due to a decrease in purchases of plant equipment and marketable securities and an increase in the redemption of marketable securities.

Cash used in financing activities was $1,387,000 for the three months ended March 31, 2009 and March 31, 2008.   These activities were mainly related to dividend payments

There were no cash flows in investing or financing activities from discontinued operations during 2009 and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

Please see Note 4 to the Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the financial statements.

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

(b)        Reports on Form 8-K

There were two reports on Form 8-K filed during the fiscal quarter ended March 31, 2009. The first was filed on March 3, 2009, and related to the issuance of a press release announcing that the Company’s stock would now be listed on the NASDAQ stock market rather than the NYSE Alternext  (now known as NYSE AMEX) stock exchange.  The second was filed on March 20, 2009 and related to the issuance of a press release that announced the Company’s financial results for the fiscal year ended December 31, 2008.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By:  /S/  KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/  ROBERT S. RUBINGER
Robert S. Rubinger
Date:  May 14, 2009                                                                                             Chief Financial Officer