Form 10-Q
period 2009-06-30
UNITED GUARDIAN INC
filed 2009-08-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      June 30, 2009

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

4,946,439 shares of common stock, par value $.10 per share
 (as of August 1, 2009)

UNITED-GUARDIAN, INC.

Part II.  OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2009	2008	2009	2008

Net sales	$6,888,287	$6,002,238	$2,993,144	$2,971,039

Costs and expenses:
Cost of sales	2,819,916	2,537,179	1,273,597	1,299,996
Operating expenses	1,397,382	1,351,632	687,397	692,320
	4,217,298	3,888,811	1,960,994	1,992,316
Income from operations	2,670,989	2,113,427	1,032,150	978,723

Other income (expense):
Investment income	185,083	248,774	93,481	120,498
Loss on sale of equipment	---	(7,763)	---	---
Other	---	(1,375)	---	(1,426)
	185,083	239,636	93,481	119,072
Income from operations before income taxes	2,856,072	2,353,063	1,125,631	1,097,795
Provision for income taxes	945,400	777,500	370,200	361,500
Net Income	$1,910,672	$1,575,563	$755,431	$736,295
Earnings per common share (Basic and Diluted)	$0.39	$0.32	$0.15	$0.15
Weighted average shares – basic and diluted	4,946,439	4,946,439	4,946,439	4.946,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
ASSETS	2009	2008
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$2,861,015	$3,425,538
Certificates of deposit	975,830	812,952
Marketable securities	8,576,303	8,239,183
Accounts receivable, net of allowance for doubtful accounts of $27,400 at June 30, 2009 and $30,000 at December 31, 2008	1,126,888	1,381,012
Inventories (net)	1,176,681	1,344,579
Prepaid expenses and other current assets	328,177	226,330
Deferred income taxes	355,798	355,798
Total current assets	15,400,692	15,785,392

Certificates of deposit, due August 2010	123,474	271,976

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,304,112	3,288,808
Building and improvements	2,431,908	2,431,908
Waste disposal plant	133,532	133,532
	5,938,552	5,923,248
Less: Accumulated depreciation	5,037,853	4,971,269
Total property, plant and equipment, net	900,699	951,979

Other assets
Pension asset	128,984	123,589
Other	131,852	150,687
Total other assets	260,836	274,276
TOTAL ASSETS	$16,685,701	$17,283,623

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2009	2008
Current liabilities:	(UNAUDITED)
Dividends payable	$ ---	$1,385,003
Accounts payable	137,064	187,810
Loans payable	---	6,657
Accrued taxes payable	44,895	---
Accrued expenses	1,096,385	969,242
Total current liabilities	1,278,344	2,548,712

Deferred income taxes	79,489	28,616

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 5,008,639 shares issued, and 4,946,439 shares outstanding at June 30, 2009 and December 31, 2008.	500,864	500,864
Capital in excess of par value	3,819,480	3,819,480
Accumulated other comprehensive loss	(290,305)	(386,208)
Retained earnings	11,657,459	11,131,789
Treasury stock, at cost; 62,200 shares	(359,630)	(359,630)
Total stockholders’ equity	15,327,868	14,706,295
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,685,701	$17,283,623

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	June 30,
	2009	2008
Cash flows from operating activities:
Net Income	$1,910,672	$1,575,563
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation and amortization	85,419	110,092
Realized loss (gain) on sales of marketable securities	498	(51)
Loss on sale of equipment	---	7,763
Reduction in allowance for bad debts	(2,616)	(6,273)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	256,740	(397,253)
Inventories	167,898	(196,440)
Prepaid expenses and other current and non-current assets	(107,242)	(338,510)
Accounts payable	(50,746)	96,195
Accrued expenses and taxes payable	172,038	493,007
Net cash provided by continuing operating activities	2,432,661	1,344,093
Net cash provided by discontinued operating activities	---	17,233
Net cash provided by operating activities	2,432,661	1,361,326

Cash flows from investing activities:
Acquisition of property, plant and equipment	(15,304)	(91,376)
Proceeds from sale of equipment	---	7,988
Proceeds from sale of marketable securities	300,000	600,000
Purchases of marketable securities	(490,841)	(623,113)
Net change in certificates of deposit	(14,376)	208,512
Net cash (used in) provided by investingactivities	(220,521)	102,011

Cash flows from financing activities:
Payment of long term debt	(6,657)	(3,994)
Dividends paid	(2,770,006)	(2,720,542)
Net cash used in financing activities	(2,776,663)	(2,724,536)

Net decrease in cash and cashequivalents	(564,523)	(1,261,199)
Cash and cash equivalents at beginning of period	3,425,538	4,555,388
Cash and cash equivalents at end of period	$2,861,015	$3,294,189

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

2.     Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2009.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated all subsequent events through August 12, 2009, a date that is no more than 3 days prior to the release of the Company’s financial statements, for appropriate accounting and disclosure.

3.     Stock-Based Compensation

At June 30, 2009, the Company had a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company follows the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123R, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

As of June 30, 2009, the Company had no share-based awards outstanding and exercisable and did not grant any options during the six months ended June 30, 2009.

As of June 30, 2009, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense under the provisions of FAS 123R during the six- and three-month periods ended June 30, 2009 and 2008.

The Company did not receive any proceeds from the exercise of options during the six months ended June 30, 2009 and 2008.

4.     Recent Accounting Pronouncements

NEW ACCOUNTING STANDARDS ADOPTED IN FISCAL 2009

Effective January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). The standard changes the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, SFAS 160 revises the accounting for both increases and decreases in a parent's controlling ownership interest. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

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

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”), which requires additional disclosures for derivative instruments and hedging activities.  SFAS 161 is effective for the Company beginning January 1, 2009.  The Company does not have any derivative instruments nor has it engaged in any hedging activities.  Adoption of SFAS 161 had no impact on the Company’s financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS 142-3”), which amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under FAS No. 142, Goodwill and Other Intangible Assets.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions.  Under FSP FAS 142-3, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Adoption by the Company of FSP FAS 142-3 as of January 1, 2009 did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”).  This FSP amends SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosures about fair value in interim financial statements as well as in annual financial statements.  FSP 107-1 and APB 28-1 applies to all financial instruments within the scope of SFAS No. 107 and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  FSP 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009 and do not require comparative disclosure for earlier periods presented upon initial adoption. The Company adopted FSP 107-1 and APB 28-1 on its effective date and its application had no impact on the Company’s financial statements.

In April 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary-Impairments” (“FSP 115-2 and FAS 124-2”).  FSP 115-2 and FAS 124-2 amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  FSP 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The Company adopted FSP 115-2 and FAS 124-2 on their effective date and their application had no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  This FSP provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The Company adopted FSP FAS 157-4 on its effective date and its application had no impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS 165 is effective for all interim and annual periods ending after June 15, 2009. We adopted SFAS 165 upon its issuance and it had no material impact on our financial statements. See Note 2 for this new disclosure.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140”, (“SFAS 166”).  SFAS 166 will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 166 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company is currently evaluating the impact that the adoption of SFAS 166 may have on its financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company is currently evaluating the impact that the adoption of SFAS 167 may have on its financial statements and related disclosures.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification (the Codification) will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Codification is not intended to change or alter existing U.S. GAAP.

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using Level 1 inputs and the market approach as defined by SFAS 157:

			Unrealized
June 30, 2009	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,945,797	$1,972,607	$26,810
Mature 1-5 years	1,652,874	1,684,495	31,621
Total US Treasury and agencies	3,598,671	3,657,102	58,431

Fixed income mutual funds	4,904,472	4,746,684	(157,788)
Equity and other mutual funds	242,433	172,517	(69,916)
	$8,745,576	$8,576,303	$(169,273)

December 31, 2008	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,140,227	$1,153,798	$13,571
Mature 1-5 years	2,458,685	2,536,931	78,246
Total US Treasury and agencies	3,598,912	3,690,729	91,817

Fixed income mutual funds	4,715,827	4,380,669	(335,158)
Equity and other mutual funds	240,494	167,785	(72,709)
	$8,555,233	$8,239,183	$(316,050)

Proceeds from the sale and redemption of US Treasury and agency bonds amounted to $300,000 and $600,000 for the six months ended June 30, 2009 and 2008, respectively, which included a realized loss of $498 in 2009 and a gain of $51 in 2008.  For the six-month period ended June 30, 2009, $146,777 was reclassified from unrealized losses back into marketable securities.  For the six-month period ended June 30, 2008, $82,370 was classified as unrealized losses.

Investment income consists principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

6.     Inventories - Net

	June 30,	December 31,
	2009	2008
Inventories consist of the following:
Raw materials and work in process	$349,015	$422,437
Finished products	827,666	922,142
	$1,176,681	$1,344,579

As of June 30, 2009 and December 31, 2008, the Company had reserves of $39,000 for slow moving and obsolete inventory.

7.     Supplemental Financial Statement Information

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $933,420 and $725,300 for the six months ended June 30, 2009 and June 30, 2008, respectively.  No payments were made for interest during these periods.

The Company paid $2,770,006 and $2,720,542 in dividends for the six months ended June 30, 2009 and June 30, 2008, respectively.

Research and development expenses amounted to $211,851 and $182,369 for the six months ended June 30, 2009 and June 30, 2008, respectively, and are included in operating expenses.

Marketable securities include investments in equity mutual funds, government securities and corporate bonds which are classified as “Available for Sale” securities and are reported at their fair value under FASB SFAS No. 115, “Accounting for Certain Investments in Debt and  Equity Securities”.  Unrealized gains and losses on “Available for Sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects.  Investment income is recognized when earned.  Realized gains and loses on sales of investments are determined on a specific identification basis.  Fair values are based on quoted market prices.

Certificates of deposit that mature in one year or less are classified as current, and those that mature in more than one year are classified as non-current.  These certificates are carried at cost, which approximate fair value.

8.      Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate.

The Company follows the provisions of FIN 48.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2009 and December 31, 2008 the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service for years 2005 through 2008 and by New York State for years 2005 through 2008.

The Company's policy is to recognize interest and penalties in interest expense.

9.     Comprehensive Income

The components of comprehensive income are as follows:

	Six months ended June 30,		Three months ended June 30
	2009	2008	2009	2008

Net income	$1,910,672	$1,575,563	$755,431	$736,295
Other comprehensive income
Unrealized gain (loss) on marketable securities during period	146,777	(82,369)	141,705	(123,977)
Income tax expense (benefit) related to other comprehensive income	50,873	(28,515)	49,115	(42,937)
Other comprehensive income, net of tax	95,904	(53,854)	92,590	(81,040)
Comprehensive income	$2,006,576	$1,521,709	$848,021	$655,255

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

10.    Defined Benefit Pension Plan and New Defined Contribution Plan

The Company sponsors a non-contributory defined benefit plan (“Plan”) for its employees and adopted FAS 158 effective December 31, 2006.  As of December 31, 2007 the Company

curtailed future benefit accruals to the Plan and reported the effect of the curtailment through December 31, 2008.  The following table sets forth the components of the projected net periodic (income) benefit costs for the year ending December 31, 2009 and the actual net periodic benefit cost for the year ended December 31, 2008.

	2009	2008
	(projected)
Interest cost – projected benefit obligation	$113,864	$176,429
Expected return on plan assets	(131,315)	(232,109)
Effect of special events	---	112,552
Amortization of net loss	6,659	---
Net periodic (income) benefit costs	$(10,792)	$56,872

The Company made cash contributions totaling $77,272 to the Plan during the six-month period ended June 30, 2008, and did not make any contributions to the Plan in 2009. The Company recorded income applicable to the Plan of $5,396 and $22,284 for the six months ended June 30, 2009 and June 30, 2008, respectively.  These amounts are included in operating expenses.

As of December 31, 2007, the Company froze future benefit accruals to the Plan while it investigated the advisability of replacing the Plan with a defined contribution plan, to be coordinated with, and be part of, the Company’s 401(k) plan. On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval, and has initiated the steps necessary to do so.  The Company expects to obtain regulatory approval in late 2009 or early 2010.

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

For the new defined contribution plan, the Company accrued $87,500 and $100,000 for the six months ended June 30, 2009 and June 30, 2008, respectively, as discretionary contributions.

Under FASB Statement No. 88, “Employers’ Accounting for Settlements and Contributions of Defined Benefit Pension Plans and for Termination Benefits”, if the net effect of a termination is a gain, the gain is to be recognized when the termination occurs, which would be the date the employees are terminated or the date the Plan is terminated.

11.   Other Information

(a)   Accrued Expenses

	June 30,	December 31,
	2009	2008
Accrued 401K plan contributions	$87,500	$175,000
Accrued vacations	116,355	98,974
Accrued bonuses	301,600	170,000
Accrued annual report expenses	30,836	63,859
Accrued distribution fees	286,378	213,541
Other	273,716	247,868
	$1,096,385	$969,242

   (b) Related Party Transactions

During the six-month periods ended June 30, 2009 and June 30, 2008, the Company paid to Henry Globus, a former officer and current director of the Company $11,148 and $10,668, respectively, for consulting services in accordance with his employment termination agreement of 1988.

During each of the six-month periods ended June 30, 2009 and June 30, 2008, the Company paid to Bonamassa, Maietta and Cartelli, LLP $6,000 for accounting and tax services.   Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is currently a director of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company. Forward-looking statements may be identified by the use of such words as “believes”, “may”, “will”, “should”, “intends”, “plans”, “estimates”, “anticipates”, or other similar expressions.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents, and income taxes. Since December 31, 2008, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2008, and a comparison of the results of operations for the six and three months ended June 30, 2009 and June 30, 2008. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Sales

For the six-month period ended June 30, 2009, net sales increased $886,049 (14.8%) as compared with the comparable period in 2008, while sales for the three-month period ended June 30, 2009 increased $22,105 (0.7%) as compared with the three-month period ended June 30, 2008.  The changes in net sales for both the six- and three-month periods ended June 30, 2009 were principally attributable to changes in sales of the following product lines:

(a)
Pharmaceuticals:  Pharmaceutical sales increased by $479,952 (90.0%) for the three months ended June 30, 2009 compared with the three months ended June 30, 2008. This was the result of a 5% price increase that was implemented on May 1, 2009, which caused a significant increase in sales in the second quarter as customers purchased additional inventory in anticipation of the price increase.  The Company implemented a slightly smaller price increase (4%) on April 1, 2008, which affected sales in the first quarter of that year rather than the second quarter, but the increase in sales prior to the effective date of that increase was not nearly as large as it was in 2009.  As a result, pharmaceutical sales for the six months ended June 30, 2009 were $423,863 (34%) higher than the comparable period in 2008.  Since the annual sales of these products are relatively stable from year-to-year, the Company anticipates that the quantity of pharmaceutical products that will be sold in 2009 will be comparable to what was sold in 2008.

(b)
Personal care products: For the three months ended June 30, 2009, the Company’s sales of personal care products decreased by $512,026 (28%) when compared with the three months ended June 30, 2008. For the six months ended June 30, 2009, the Company’s sales of personal care products decreased by $167,416 (4%) when compared with the six months ended June 30, 2008.  Based on information provided by the Company’s marketing partners, the Company believes that this decrease was due primarily to the ordering patterns of its customers rather than any real decline in the use of the Company’s products.

(c)
Medical (non-pharmaceutical) products:  Sales of the Company’s medical products increased $695,766 (69%) and $94,241 (15%) for the six- and three-month periods ended June 30, 2009 when compared with the comparable periods ended June 30, 2008.  The Company believes that this increase is due to the buying patterns of its customers, especially one customer that significantly increased its purchases in anticipation of moving its production facility later this year.

(d)
Industrial products: For the three months ended June 30, 2009, sales of industrial products increased $13,063 (59.0%) when compared with the comparable period in 2008. Sales of industrial products increased $6,598 (13%) for the six-month period ended June 30, 2009 when compared with the comparable period in 2008.

In addition to the above changes in sales, net sales allowances increased $65,644 (54.3%) and $47,194 (80.4%) for the six- and three-month periods, respectively, ended June 30, 2009, when compared with the comparable periods in 2008.  The increases were primarily due to increases in allowance for distribution fees.

Cost of Sales

Cost of sales as a percentage of sales decreased to 40.9% for the six months ended June 30, 2009 from 42.3% for the comparable period in 2008.  For the three months ended June 30, 2009, cost of sales as percentage of sales decreased to 42.6% from 43.8% for the comparable period in 2008.   The decrease in cost of sales was primarily due to a decrease in the cost of the Company’s most significant raw material.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses increased $45,750 (3.4%) for the six-month period ended June 30, 2009 and decreased $4,923 (0.7%) for the three-month period ended June 30, 2009 compared with the comparable periods in 2008. These changes were primarily attributable to payroll and payroll-related expenses.

Other Income

Investment income decreased $63,691 (25.6%) and $27,017 (22.4%) for the six and three months, respectively, ended June 30, 2009, when compared with the comparable periods in 2008. These decreases were mainly attributable to a decrease in interest rates and lower returns on investments  in 2009.

Provision for Income Taxes

The provision for income taxes increased by $167,900 (21.6%) and $8,700 (2.4%) for the six and three months ended June 30, 2009, respectively, when compared with the comparable periods in 2008. These increases were primarily due to increases in income before taxes of $503,009 (21.4%) and $27,836 (2.5%) for the six and three months, respectively,  ended June 30, 2009 compared with the comparable periods in 2008.

The Company's effective income tax rate was approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $885,668 to $14,122,348 at June 30, 2009 from $13,236,680 at December 31, 2008. The current ratio increased to 12 to 1 at June 30, 2009 from 6.2 to 1 at December 31, 2008. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable, partially offset by other changes in working capital items.

During the six-month period ended June 30, 2009, the average period of time that an account receivable was outstanding was approximately 34 days. The average period of time that an account receivable was outstanding during the six-month period ended June 30, 2008 was 46 days, which was mainly due to a few customers who were paying more slowly than normal at that time.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2009.

The Company generated cash from operations of $2,432,661 and $1,361,326 for the six months ended June 30, 2009 and June 30, 2008, respectively. The increase was primarily due to an increase in net income and decreases in accounts receivable and inventory.

Cash used in investing activities for the six-month period ended June 30, 2009 was $220,521, while cash provided by investing activities for the six-month period ended June 30, 2008 was $102,011. This decrease was primarily due to a decrease in the redemption of marketable securities.

Cash used in financing activities was $2,776,663 and $2,724,536 for the six months ended June 30, 2009 and June 30, 2008, respectively. This was mainly related to dividend payments.

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

(b)      Reports on Form 8-K

There were three reports on Form 8-K filed during the fiscal quarter ended June 30, 2009.  The first was filed on April 10, 2009 and related to the issuance by the Company of a press release on April 10, 2009 reporting the death of Dr. Alfred R. Globus, Chairman of the Board of the Company.  The second was filed on May 12, 2009 and related to the issuance by the Company of a press release on May 12, 2009 announcing the Company’s financial results for the fiscal quarter ended March 31, 2009.  The third was filed on May 18, 2009 and related to the issuance by the Company of a press release on May 18, 2009 announcing that the Company’s Board of Directors, at its meeting on May 13, 2009, had declared a cash dividend of $0.28 per share, which was to be paid on June 15, 2009 to all stockholders of record as of the close of business on June 1, 2009.

There was one report on Form 8-K filed after the end of the fiscal quarter ended June 30, 2009 and prior to the filing of this quarterly report on Form 10-Q.  It was filed on July 10, 2009 and related to (a) a change in the Company’s independent accountant, and (b) a change in control of the Company as a result of the death of Dr. Alfred R. Globus, who owned approximately 24% of the stock of the Company.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By:  /S/  KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/  ROBERT S. RUBINGER
Robert S. Rubinger
Chief Financial Officer

Date: August 12, 2009