Form 10-Q
period 2009-09-30
UNITED GUARDIAN INC
filed 2009-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended     September 30, 2009

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

4,946,439 shares of common stock, par value $.10 per share
 (as of November 1, 2009)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2009	2008	2009	2008

Net sales	$10,281,426	$9,500,563	$3,393,139	$3,498,325

Costs and expenses:
Cost of sales	4,137,843	4,169,106	1,317,927	1,631,927
Operating expenses	1,938,293	1,980,430	540,911	628,798
	6,076,136	6,149,536	1,858,838	2,260,725
Income from operations	4,205,290	3,351,027	1,534,301	1,237,600

Other income (expense):
Investment income	274,010	362,161	88,927	113,387
Gain (Loss) on sale of assets	420	(7,763)	---	---
Other	---	(1,868)	420	(493)
	274,430	352,530	89,347	112,894

Income from operations before income taxes	4,479,720	3,703,557	1,623,648	1,350,494
Provision for income taxes	1,487,300	1,216,500	541,900	439,000

Net Income	$2,992,420	$2,487,057	$1,081,748	$911,494

Earnings per common share (Basic and Diluted)	$0.60	$0.50	$0.22	$0.18

Weighted average shares – basic and diluted	4,946,439	4,946,439	4,946,439	4,946,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
BALANCE SHEETS

ASSETS	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$2,194,680	$3,425,538
Certificates of deposit	3,006,994	812,952
Marketable securities	8,204,975	8,239,183
Accounts receivable, net of allowance for doubtful accounts of $27,400 at September 30, 2009 and $30,000 at December 31, 2008	1,511,271	1,381,012
Inventories (net)	1,199,750	1,344,579
Prepaid expenses and other current assets	248,701	226,330
Deferred income taxes	355,798	355,798
Total current assets	16,722,169	15,785,392

Certificate of deposit maturing October, 2010	105,437	271,976

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,281,284	3,288,808
Building and improvements	2,435,988	2,431,908
Waste disposal plant	133,532	133,532
	5,919,804	5,923,248
Less: Accumulated depreciation	5,059,175	4,971,269
Total property, plant and equipment, net	860,629	951,979

Other assets
Pension asset	131,682	123,589
Other	122,434	150,687
Total other assets	254,116	274,276

TOTAL ASSETS	$17,942,351	$17,283,623

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
  BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
Current liabilities:	(UNAUDITED)
Dividends payable	$ ---	$1,385,003
Accounts payable	205,720	187,810
Loans payable	---	6,657
Accrued taxes payable	170,695	---
Accrued expenses	893,908	969,242
Total current liabilities	1,270,323	2,548,712

Deferred income taxes	142,890	28,616

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 5,008,639 shares issued, and 4,946,439 shares outstanding at September 30, 2009 and December 31, 2008	500,864	500,864
Capital in excess of par value	3,819,480	3,819,480
Accumulated other comprehensive loss	(170,782	(386,208
Retained earnings	12,739,206	11,131,789
Treasury stock, at cost; 62,200 shares	(359,630	(359,630
Total stockholders’ equity	16,529,138	14,706,295

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,942,351	$17,283,623

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE-MONTHS ENDED
	September 30,
	2009	2008
Cash flows from operating activities:
Net Income	$2,992,420	$2,487,057
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	128,544	160,055
Realized loss (gain) on sales of marketable securities	633	(438)
(Gain) Loss on sale of equipment	(420)	7,763
Reduction in allowance for bad debts	(2,616)	(10,684)
Increase (decrease) in cash resulting from
changes in operating assets and liabilities:
Accounts receivable	(127,643)	(544,936)
Inventories	144,829	102,809
Prepaid expenses and other current
and non-current assets	(30,464)	(49,960)
Accounts payable	17,910	107,306
Accrued pension cost	---	(110,698)
Accrued expenses and taxes payable	95,361	329,447
Net cash provided by continuing operating activities	3,218,554	2,477,721
Net cash provided by discontinued operating activities	---	17,233
Net cash provided by operating activities	3,218,554	2,494,954

Cash flows from investing activities:
Acquisition of property, plant and equipment	(28,521)	(107,457)
Proceeds from sales of assets	20,000	7,988
Proceeds from sales of marketable securities	900,000	1,550,000
Purchases of marketable securities	(536,725)	(1,588,328)
Net change in certificates of deposit	(2,027,503)	224,193
Net cash (used in) provided by investing activities	(1,672,749)	86,396

Cash flows from financing activities:
Payment of long term debt	(6,657)	(5,991)
Dividends paid	(2,770,006)	(2,720,542)
Net cash used in financing activities	(2,776,663)	(2,726,533)

Net decrease in cash and cash equivalents	(1,230,858)	(145,183)
Cash and cash equivalents at beginning of period	3,425,538	4,555,388
Cash and cash equivalents at end of period	$2,194,680	$4,410,205

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2009.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company has evaluated all subsequent events through November 11, 2009, a date that is no more than 3 days prior to the release of the Company’s financial statements, for appropriate accounting and disclosure.

3.	Stock-Based Compensation

At September 30, 2009, the Company had a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

The Company follows the Financial Accounting Standards Certification (“ASC”) 718 Compensation – Stock Compensation, which requires that the fair value of all share-based payments to employees, including grants of employee stock options, be recognized as expense in the financial statements.

As of September 30, 2009, the Company had no share-based awards outstanding and exercisable and did not grant any options during the nine months ended September 30, 2009.

As of September 30, 2009, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plan.

The Company did not record any compensation expense under the provisions of ASC 718 during the nine- and three-month periods ended September 30, 2009 and 2008.

The Company did not receive any proceeds from the exercise of options during the nine months ended September 30, 2009 and 2008.

4.	Recent Accounting Pronouncements

NEW ACCOUNTING STANDARDS ADOPTED IN FISCAL 2009

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) statement on the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of consolidated stockholders' equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this statement revises the accounting for both increases and decreases in a parent's controlling ownership interest. The adoption of this statement did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued a statement that changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  Adoption by the Company of this statement as of January 1, 2009 did not have an impact on the Company’s financial statements.

In March 2008, the FASB issued a statement that requires additional disclosures for derivative instruments and hedging activities.  This statement is effective for the Company beginning January 1, 2009.  The Company does not have any derivative instruments nor has it engaged in any hedging activities.  Adoption of this statement had no impact on the Company’s financial statements.

In April 2008, the FASB issued a staff position (“FSP”) that amends the list of factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets under ASC 350 Intangibles – Goodwill and Other.  The new guidance applies to (1) intangible assets that are acquired individually or with a group of other assets and (2) intangible assets acquired in both business combinations and asset acquisitions.  Under this FSP, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  This FSP is effective for fiscal years beginning after December 15, 2008.  Adoption by the Company of this FSP as of January 1, 2009 did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued an FSP that requires disclosures about fair value in interim financial statements as well as in annual financial statements.  This FSP applies to all financial instruments within the scope of ASC 820 Fair Value Measurements and Disclosures, and requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  This FSP is effective for interim and annual periods ending after

September 15, 2009 and does not require comparative disclosure for earlier periods presented upon initial adoption. The Company adopted this FSP on its effective date and its application had no impact on the Company’s financial statements.

In April 2009, the FASB issued an FSP that amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  This FSP is effective for interim and annual periods ending after June 15, 2009. The Company adopted this FSP on is effective date and its application had no impact on the Company’s financial statements.

In April 2009, the FASB issued an FSP that provides additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  This FSP also provides additional guidance on circumstances that may indicate that a transaction is not orderly and is effective for interim and annual periods ending after June 15, 2009.  The Company adopted this FSP on its effective date and its application had no impact on the Company’s financial statements.

In June 2009, the FASB issued ASC 855 Subsequent Events.  ASC 855 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. ASC 855 is effective for all interim and annual periods ending after June 15, 2009.  The Company adopted ASC 855 upon its issuance and it had no material impact on its financial statements. See Note 2 for this new disclosure.

NEW ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2009, the FASB issued a statement that will require more information about transfers of financial assets, eliminates the qualifying special purpose entity (QSPE) concept, changes the requirements for derecognizing financial assets and requires additional disclosures.  This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company is currently evaluating the impact that the adoption of this statement may have on its financial statements and related disclosures.

In June 2009, the FASB issued a statement that amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company is currently evaluating the impact that the adoption of this statement may have on its financial statements and related disclosures.

5.	Investments

Effective January 1, 2008, the Company adopted ASC 820 Fair Value Measurements and Disclosures, for assets and liabilities measured at fair value on a recurring basis. ASC 820 accomplishes the following key objectives:

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

The following available-for-sale securities are re-measured to fair value on a recurring basis and are valued using Level 1 inputs and the market approach as defined by ASC 820:

			Unrealized
September 30, 2009	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,647,032	$1,666,299	$19,267
Mature 1-5 years	1,452,045	1,477,147	25,102
Total US Treasury and agencies	3,099,077	3,143,446	44,369

Fixed income mutual funds	4,848,958	4,862,690	13,732
Equity and other mutual funds	243,290	198,839	(44,451)
	$8,191,325	$8,204,975	$13,650

December 31, 2008	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,140,227	$1,153,798	$13,571
Mature 1-5 years	2,458,685	2,536,931	78,246
Total US Treasury and agencies	3,598,912	3,690,729	91,817

Fixed income mutual funds	4,715,827	4,380,669	(335,158)
Equity and other mutual funds	240,494	167,785	(72,709)
	$8,555,233	$8,239,183	$(316,050)

Proceeds from the sale and redemption of US Treasury and agency bonds amounted to $900,000 and $1,550,000 for the nine months ended September 30, 2009 and 2008, respectively, which included a realized loss of $633 in 2009 and a gain of $438 in 2008.  For the nine-month period ended September 30, 2009, $329,700 was reclassified from unrealized losses back into marketable securities.  For the nine-month period ended September 30, 2008, $295,615 was classified as unrealized losses.

Investment income consists principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

6.	Inventories - Net

	September 30,	December 31,
	2009	2008
Inventories consist of the following:
Raw materials and work in process	$377,669	$422,437
Finished products	822,081	922,142
	$1,199,750	$1,344,579

As of September 30, 2009 and December 31, 2008, the Company had reserves of $39,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,333,420 and $1,025,530 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  No payments were made for interest during these periods.

The Company paid $2,770,006 and $2,720,542 in dividends for the nine months ended September 30, 2009 and September 30, 2008, respectively.

Research and development expenses amounted to $400,928 and $324,608 for the nine months ended September 30, 2009 and September 30, 2008, respectively, and are included in operating expenses.

Marketable securities include investments in equity mutual funds, government securities and corporate bonds which are classified as “Available for Sale” securities and are reported at their fair value under ASC 320 Investments – Debt and Equity Securities.  Unrealized gains and losses on “Available for Sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects.  Investment income is recognized when earned.  Realized gains and loses on sales of investments are determined on a specific identification basis.  Fair values are based on quoted market prices.

Certificates of deposit that mature in one year or less are classified as current, and those that mature in more than one year are classified as non-current.  These certificates are carried at cost, which approximate fair value.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate.

The Company follows the provisions of ASC 740 Income Taxes.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2009 and December 31, 2008 the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service for years 2006 through 2008 and by New York State for years 2005 through 2008.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

The components of comprehensive income are as follows:

	Nine months ended September 30,		Three months ended September 30
	2009	2008	2009	2008

Net income	$2,992,420	$2,487,057	$1,081,748	$911,494

Other comprehensive income
Unrealized gain (loss) on marketable
securities during period	329,700	(295,615)	182,923	(213,246)

Income tax expense (benefit) related
to other comprehensive income	114,274	(102,298)	63,401	(73,783)

Other comprehensive income, net of
tax	215,426	(193,317)	119,522	(139,463)
Comprehensive income	$3,207,846	$2,293,740	$1,201,270	$772,031

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

10.	Defined Benefit Pension Plan and New Defined Contribution Plan

The Company sponsors a non-contributory defined benefit plan (“Plan”) for its employees.  As of December 31, 2007 the Company curtailed future benefit accruals to the Plan and reported the effect of the curtailment through December 31, 2008.  The following table sets forth the components of the projected net periodic (income) benefit costs for the year ending December 31, 2009 and the actual net periodic benefit cost for the year ended December 31, 2008.

	2009	2008
	(projected)
Interest cost – projected benefit obligation	$113,864	$176,429
Expected return on plan assets	(131,315)	(232,109)
Effect of special events	---	112,552
Amortization of net loss	6,659	---
Net periodic (income) benefit costs	$(10,792)	$56,872

The Company made cash contributions totaling $77,272 to the Plan during the nine-month period ended September 30, 2008, and did not make any contributions to the Plan in 2009. The Company recorded income applicable to the Plan of $8,094 and $33,426 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  These amounts are included in operating expenses.

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

Because the Company froze all benefits in its defined benefit pension plan as of December 31, 2007, and has initiated termination of that Plan, the Company modified its 401(k) plan, effective January 1, 2008, by increasing the employer contribution to a maximum of 100% of the first 4% of each employee's pay, and, in 2009, began making additional discretionary contributions to each employee's account based on a “pay-to-pay” safe-harbor formula that qualified the 401(k) plan under current IRS regulations.

For the new defined contribution plan, the Company accrued $131,250 and $150,000 for the nine months ended September 30, 2009 and September 30, 2008, respectively, as discretionary contributions.

Under ASC 715 Compensation – Retirement Benefits, if the net effect of a termination is a gain, the gain is to be recognized when the termination occurs, which would be the date the employees are terminated or the date the Plan is terminated.

11.   Other Information

(a)   Accrued Expenses

	September 30,	December 31,
	2009	2008

Accrued 401K plan contributions	$131,250	$175,000
Accrued vacations	75,254	98,974
Accrued bonuses	91,000	170,000
Accrued annual report expenses	55,854	63,859
Accrued distribution fees	315,926	213,541
Other	224,624	247,868
	$893,908	$969,242

(b)  Related Party Transactions

During the nine-month periods ended September 30, 2009 and September 30, 2008, the Company paid to Henry Globus, a former officer and current director of the Company, $16,722 and $16,242, respectively, for consulting services in accordance with his employment termination agreement of 1988.

During the nine-month periods ended September 30, 2009 and September 30, 2008, the Company paid to Bonamassa, Maietta and Cartelli, LLP $13,000 and $9,000, respectively, for

accounting and tax services.   Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is currently a director of the Company.

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

While the Company does have competition in the marketplace for some of its products, many of its products are either unique in their field or have some unique characteristics, and therefore are not in direct competition with the products of other pharmaceutical, specialty chemical, or health care companies.  Many of the Company’s products are manufactured using patented or proprietary processes.  The Company’s research and development department is actively working on the development of new products to expand the Company's line of personal care and medical products.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2008, and a comparison of the results of operations for the nine- and three-month periods ended September 30, 2009 and September 30, 2008. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

RESULTS OF OPERATIONS

Sales

For the nine-month period ended September 30, 2009, net sales increased $780,863, or 8.2%, as compared with the same period in 2008, while sales for the three-month period ended September 30, 2009 decreased $105,186, or 3.0%, as compared with the same period in 2008.

The changes in net sales for both the nine- and three-month periods ended September 30, 2009 were principally attributable to changes in sales of the following product lines:

(a)
Pharmaceuticals:  Pharmaceutical sales decreased $102,783, or 14.5%, for the three months ended September 30, 2009 as compared with the same period in 2008. This was the result of a 5% price increase that was implemented on May 1, 2009, which caused a significant increase in sales in the second quarter as customers purchased additional inventory in anticipation of the price increase.  The Company implemented a slightly smaller price increase (4%) on April 1, 2008, which affected sales in the first quarter of that year rather than the second quarter, but the increase in sales prior to the effective date of that increase was not nearly as large as it was in 2009.  As a result, pharmaceutical sales increased $321,081, or 16.4%, for the nine months ended September 30, 2009 as compared with the same period in 2008.  Since the annual sales of these products are relatively stable from year-to-year, the Company anticipates that the volume of pharmaceutical products that will be sold in 2009 will be comparable to what was sold in 2008.

(b)
Personal care products: For the three months ended September 30, 2009, the Company’s sales of personal care products increased $64,239, or 2.7%, when compared with same period in 2008. For the nine months ended September 30, 2009, the Company’s sales of personal care products decreased $103,177, or 1.7%, when compared with the same period in 2008.  Based on information provided by the Company’s marketing partners, the Company believes that the overall changes in sales were due primarily to the ordering patterns of its customers rather than any real decline in the use of the Company’s products.  There were, however, more significant changes in sales by geographic regions, with sales to some of our marketing partners increasing while sales to others decreased.  This may be partly due to the economies of the various countries having been affected differently by the worldwide recession.

(c)
Medical (non-pharmaceutical) products:  Sales of the Company’s medical products decreased $62,107, or 12.4%, and increased $632,052, or 41.7%, for the three- and nine-month periods ended September 30, 2009 when compared with the same periods in 2008.  These changes are primarily due to two factors. First, one of the Company’s customers concentrated its 2009 purchases into the first six months of the year in anticipation of  moving its production facility later this year, which resulted in lower-than-normal sales to that customer in the third quarter. Second, another customer recently sold its product line, which utilizes one of our products, to a major multinational pharmaceutical company, resulting in a sales increase of our product to them of $258,091, or 128%, and an increase in volume of 99% for the nine-month period.

(d)
Industrial products: For the three months ended September 30, 2009, sales of industrial products increased $3,148, or 10.6%, when compared with the same period in 2008. Sales of industrial products increased $9,745, or 12.0%, for the nine-month period ended September 30, 2009 when compared with the same period in 2008.  The Company believes these increases are the result of customer purchasing patterns

In addition to the above changes in sales, net sales allowances increased $78,383, or 39.5%, and $7,683, or 9.9%, for the nine- and three-month periods, respectively, ended September 30, 2009, when compared with the same periods in 2008.  The increases were primarily due to increases in allowance for distribution fees.

Cost of Sales

Cost of sales as a percentage of sales decreased to 40.2% for the nine months ended September 30, 2009 from 43.9% for the comparable period in 2008.  For the three months ended September 30, 2009, cost of sales as percentage of sales decreased to 38.8% from 46.6% for the comparable period in 2008.   The decrease in cost of sales was primarily due to a decrease in the cost of the Company’s most significant raw material.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased $42,137, or 2.1%, for the nine-month period ended September 30, 2009 and decreased $87,887, or 14.0%, for the three-month period ended September 30, 2009 compared with the same periods in 2008. These decreases were primarily attributable to a reduction in payroll and payroll-related expenses.

Other Income

Investment income decreased $88,151, or 24.3%, and $24,460, or 21.6%, for the nine- and three-month periods, respectively, ended September 30, 2009, when compared with the same periods in 2008. These decreases were mainly attributable to a decrease in interest rates and lower returns on investments in 2009.

Provision for Income Taxes

The provision for income taxes increased $270,800, or 22.3%, and $102,900, or 23.4%, for the nine- and three-month periods ended September 30, 2009, respectively, when compared with the same periods in 2008. These increases were primarily due to increases in income before taxes of $776,163, or 21.0%, and $273,154, or 20.2%, for the nine- and three-month periods, respectively, ended September 30, 2009 compared with the same periods in 2008.

The Company's effective income tax rate was approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $2,215,166 to $15,451,846 at September 30, 2009 from $13,236,680 at December 31, 2008. The current ratio increased to 13 to 1 at September 30, 2009 from 6.2 to 1 at December 31, 2008. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable, partially offset by other changes in working capital items.

During the nine-month period ended September 30, 2009, the average period of time that an account receivable was outstanding was approximately 39 days. The average period of time that an account receivable was outstanding during the nine-month period ended September 30, 2008 was 46 days, which was mainly due to a few customers who were paying more slowly than normal at that time.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2009.

The Company generated cash from operations of $3,218,554 and $2,494,954 for the nine-months ended September 30, 2009 and September 30, 2008, respectively. The increase was primarily due to an increase in net income and increases in accrued expenses and taxes payable.

Cash used in investing activities for the nine-month period ended September 30, 2009 was $1,672,749, while cash provided by investing activities for the nine-month period ended September 30, 2008 was $86,396. This decrease was primarily due to purchases of certificates of deposit with cash generated.

Cash used in financing activities was $2,776,663 and $2,726,533 for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively. This was mainly related to dividend payments.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)          Exhibits

31.1	Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)          Reports on Form 8-K

There were two reports on Form 8-K filed during the fiscal quarter ended September 30, 2009.  The first was filed on July 10, 2009 and related to (a) the discharge of the Company’s certifying accountant; (b) the Company’s engagement of a new certifying accountant; and (c) a change in control of the Company due to the death of the Company’s largest stockholder on April 9, 2009. The second was filed on August 12, 2009 and related to the issuance by the Company of a press release on August 12, 2009 announcing the Company’s financial results for the six-month period ended June 30, 2009.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By:  /S/  KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/  ROBERT S. RUBINGER
Robert S. Rubinger
Chief Financial Officer

Date: November 12, 2009