Form 10-K
period 2009-12-31
UNITED GUARDIAN INC
filed 2010-03-25
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 1-10526

UNITED-GUARDIAN, INC.
(Exact name of Registrant as specified in its charter)

Delaware	11-1719724
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

230 Marcus Blvd., Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 273-0900

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	The NASDAQ Global Market

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
Yes ☑        No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained, to the best of Registrant's knowledge, in definitive  proxy or information statements  incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K.       ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller
reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes  ☐       No  ☑

As of the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate  market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”)) was approximately $22,615,318.  (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2010, the Registrant had issued 5,008,639 shares of Common Stock, $.10 par value per share ("Common Stock"), of which 4,946,439 shares were outstanding and 62,200 held as Treasury Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain  information  required by Part III  (portions of Item 10, as well as Items  11,  12,  and  13) is  incorporated  by  reference  from  the  Registrant's definitive  proxy statement for the 2010 annual meeting of  stockholders  ("2010 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934,  as amended, is to be filed  with the Securities  and  Exchange Commission no later than 120 days after Registrant's fiscal year end.

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

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

(a) Introduction

United-Guardian, Inc. ("United", "Registrant", or “Company”) is a Delaware corporation that, through its Guardian Laboratories Division ("Guardian"), conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products.  United's predecessor, United International Research Corp. (which name was later changed to United International Research, Inc. ("UIR")), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, United's Chairman and Director of Research until his death on April 9, 2009. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corp. ("GCC"), an affiliate of UIR, whereby GCC was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile of United to Delaware.

The Company conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The research and development department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company's products.

The Company has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the

1 of 23

UNITED-GUARDIAN, INC.

LUBRAJEL® line of cosmetic ingredients and medical lubricants, which accounted for approximately 78% of the Company's sales in 2009, and its RENACIDIN® IRRIGATION, a pharmaceutical product that accounted for approximately 18% of the Company's sales in 2009. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company or by the Company’s marketing partners.

 (b)  Narrative Description of Business

The Company conducts research, product development, manufacturing and marketing of many different cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products, all of which were developed by the Company, and many of which have unique properties. Many of the Company's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by the Company, including the cosmetic ingredients, are marketed to end-users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major international cosmetic and personal care products companies.  The Company sells product outright to its marketing partners, FOB the Company’s plant in Hauppauge, New York, and those marketing partners in turn resell those products to their customers, who are typically the end-users of the products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable except at the discretion of the Company.

The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end-users primarily through the major drug wholesalers, which purchase the Company’s products outright for resale to their customers.  The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective, or (b) they are outdated but within one year after their expiration date, which is in accordance with standard pharmaceutical industry practice. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies.  The non-pharmaceutical medical products and the specialty industrial products are sold directly by the Company to the end-users.

The Company's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL and RENACIDIN, as well as some other Company trademarks, are registered as trademarks with the United States Patent and Trademark Office.

Products

The Company operates in one business segment and serves several end markets:

PERSONAL CARE

LUBRAJEL is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care and medical products.  In the personal care industry, they are used primarily as moisturizers and bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions.  For medical products, their primary use is as a lubricant. The largest selling product in the LUBRAJEL line in 2009 was LUBRAJEL CG, the original form of LUBRAJEL, followed in sales by LUBRAJEL Oil.  Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name) are MS, DV, TW, NP, WA, PF and LUBRAJEL II XD.  In addition, many of the above products are available in comparable formulations that do not use parabens as the preservative and use a different preservative instead, which is preferred by some customers.   Those equivalent products are differentiated by adding the word 'Free' after the name (for example, LUBRAJEL MS Free), indicating that it does not contain parabens.

2 of 23

UNITED-GUARDIAN, INC.

LUBRAJEL PF is a completely preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma"), a subsidiary of Croda International Plc (“Croda”), under Sederma’s tradename "Norgel". Sederma is the Company's marketing partner and distributor in France and, along with its parent company, Croda, is a major supplier of cosmetic ingredients in Europe. The product is distributed by some of the Company's other marketing partners under the  LUBRAJEL PF tradename. Tests conducted by Sederma indicated that the product self-preserves, and aides in the preservation of other cosmetic ingredients with which it is formulated.

Each of the following products accounted for less than 1% of the Company’s sales in 2009:

LUBRASIL™ is a special form of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by microemulsification, thereby maintaining clarity similar to the other LUBRAJEL products. The product has a silky feel, and is water resistant while moisturizing the skin. The newest products in the LUBRASIL line are the LUBRASIL II products, which currently consist of LUBRASIL II DM and LUBRASIL II SB. Both products contain substantially higher levels of silicone than the original LUBRASIL products, and are intended to be additions to the line, not replacements for the original LUBRASIL.

LUBRAJEL II XD is a version of LUBRAJEL that was developed to be a drop-in replacement for one of the competitive products to LUBRAJEL.

KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent, that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. Klensoft sales have been inconsistent due to the buying patterns of the main customer for the product. As a result, in 2009 sales of Klensoft decreased significantly.

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

ORCHID COMPLEX™ is a successor product to the Company's previous Oil of Orchids product, and is a base for skin creams, lotions, cleansers, and other cosmetics. It is an extract of fresh orchids, modified by extractants, stabilizers, and preservatives, and is characterized by its excellent lubricity, spreadability, light feel, and emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its emolliency makes it an excellent additive to shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil-soluble.

LUBRASLIDE™ and a related product, B-122™, are powdered lubricants used in the manufacture of cosmetics such as pressed powders, eye liners, and rouges. They are used as binders for these products, increasing water-repellency and drop strength, and lowering the coefficient of friction.

RAZORIDE™ is a clear, hypo-allergenic, non-foaming, water-based shaving product that is surfactant- and soap-free and has excellent lubricity and moisturizing properties.  It is intended to be a finished product, not an ingredient.  There were no sales of this product in 2009.

3 of 23

UNITED-GUARDIAN, INC.

PLEXAJEL™ ASC is a water-based gel product that was developed to produce clear, low-pH personal care products with moisturizing properties.  The original intended use for this product has not materialized.

AQUATHIK™ is a powder that is used as a gelling agent for aqueous solutions or emulsions with a pH below 7.

HYDRAJEL™ PL is a personal lubricant originally developed specifically for the feminine personal care market.

The Company believes that its ability to increase sales of its LUBRAJEL products for cosmetic and other personal care uses will depend on (a) the ability of its marketing partners, especially International Specialty Products Inc. ("ISP"), its largest marketing partner, to continue to aggressively promote the Company’s products, particularly to new customers, and (b) the Company's success in developing new forms of LUBRAJEL that will enable the product to be used in new applications. The Company is continuing to develop new varieties of LUBRAJEL to extend the line even further, and is working with its marketing partners to find new marketing opportunities.

The Company believes that there is still significant potential to expand the sales of its LUBRAJEL line of products through product modifications, additional claim substantiation, and geographic expansion, especially in such developing markets as mainland China, India, and Eastern Europe.

Any future increases in sales of the LUBRAJEL line of products may be negatively impacted by sales of competitive products.  However, there are a limited number of competitors to the Company’s LUBRAJEL product line, and the Company believes that, because of the proprietary nature of the LUBRAJEL formulations, the strong brand name identity, the cost to the end-user of reformulation, the Company’s long history of supplying quality products, and the Company’s continuing product development programs, it will continue to be able to compete effectively in the marketplace and expand the market for its LUBRAJEL product line.  See “Business – Narrative Description of Business – Competition,” below.

MEDICAL

LUBRAJEL RR and RC are water-based gels used primarily as lubricants for catheters.   Both are  special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for these unique forms of LUBRAJEL that expires in December 2013. LUBRAJEL RR was the original radiation resistant product. LUBRAJEL RC was developed specifically for one customer that packages the product in unit doses as a catheter lubricant for many manufacturers. Combined sales of these two products rose to 12% of the Company’s sales in 2009, an increase of 36% from 2008. About half of this increase was due to new business, and the balance was the result of customer buying patterns.

LUBRAJEL MG is the original form of LUBRAJEL developed for medical use, and is used by many medical device manufacturers for lubricating urinary catheters, prelubricated enema tips, and other medical devices. Sales decreased in 2009 by 8% as a result of buying patterns of customers. Sales of this product represent 3% of the Company’s sales.

LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use in a line of mouth moisturizers. Sales of this product increased by 109% in 2009 due to the acquisition of that customer by a major multinational pharmaceutical company.  That company expects to continue to increase its purchases of this product, which now represent 5% of the Company’s sales.

4 of 23

UNITED-GUARDIAN, INC.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products.  It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms.

Sales of all of the medical grades of LUBRAJEL increased by 37% and accounted for approximately 20% of the Company’s sales in 2009 compared with 16% in 2008.

PHARMACEUTICAL

RENACIDIN is a urological prescription drug that is used primarily to prevent and to dissolve calcifications in catheters implanted in the urinary bladder. It is marketed as a ready-to-use sterile solution under the name RENACIDIN IRRIGATION. It is also approved for use in dissolving certain types of kidney stones.  It currently has regulatory approval only in the United States.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and the sinuses. The product is a white powder that is mixed with water and used as a solution. It is a powerful disinfectant, fungicide, and deodorizer.

INDUSTRIAL

DESELEX™ Liquid is a sequestering and chelating agent that is a replacement for phosphates in the manufacture of detergents.

POLYCOMPLEX M and Q are complexing agents capable of producing clear solutions of specific water-insoluble materials.

Development Activities

The Company's research and development department has developed a large number of products that can be used in many different industries, including the pharmaceutical, medical, personal care (including cosmetic), health care, and specialty chemical industries. These products are in various stages of development, some currently marketable and some in the very early stages of development requiring a substantial amount of development work to bring them to market. Research is also being done on new uses for currently marketed products.

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

If the initial development work is successful, further development work to bring the product to market will continue, including some or all of the following: (a) clinical studies needed to determine safety and effectiveness of drug or medical device products; (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications; and (c) scaling up from laboratory production batches to pilot batches to full-scale production batches.

5 of 23

UNITED-GUARDIAN, INC.

While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Company believes that a number of its development projects, including those discussed below, may have commercial potential if the Company's development efforts are successful.

The Company's major research focus is on the development of new and unique ingredients for cosmetic and other personal care products. The following are some of the projects that the Company is either working on or intends to work on in the near future:

CLORONINE: a powerful disinfectant, germicide, and sanitizer for disinfecting medical and surgical instruments and equipment (particularly where autoclaves are not available), and for the purification of water supplies. The product had been developed many years ago, and has since been reformulated. There can be no assurance that the Company’s efforts to market this product will be successful.

EMOLIEN:  A water-based emollient and moisturizer.  It is intended to be a cost-effective emollient (used at a level of 0.2% to 0.5%), to increase lubricity and moisturization for creams, lotions and gels, as well as other potential uses.

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

LUBRAJEL UT:  A new form of LUBRAJEL, formulated with a new ingredient, that may have health care uses, primarily in the urological field.  The Company is in the process of sampling this product to potential customers, and has filed a patent application with the U.S. Patent & Trademark Office.

It should be understood that many of the research and development projects listed above are in their early stages of development, and there can be no assurance that marketable products will result from these efforts.

The Company expects its research and development costs for 2010 to be comparable to those of the last two fiscal years. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

The Company requires all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

Trademarks and Patents

The Company strongly believes in protecting its intellectual property and intends, whenever reasonably possible and economically practical, to obtain patents in connection with its product development program. The Company currently holds a number of United States patents and trademarks relating to its products, and regularly has patent and trademark applications pending with respect to a number of its research and development products. Some patents previously issued to the Company on certain products have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company, or that any patent applied for will be granted. However, the Company believes that its proprietary manufacturing techniques and procedures with respect to certain

6 of 23

UNITED-GUARDIAN, INC.

products offer it some protection from duplication by competitors regardless of the patent status of the products.

The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant products for which the Company has registered trademarks are LUBRAJEL and RENACIDIN.

Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company.   The Company does not anticipate that the expiration of the patent that is expiring in 2010 will have any material impact on the Company’s revenue.  The Company also has one or more patents pending.

PATENT NAME	PATENT #	FILING DATE	ISSUE DATE	EXPIRATION DATE

Stabilized beta carotene	5,023,355	6/1990	6/1991	6/2010

Radiation-resistant lubricating gel	5,405,622	12/1993	4/1995	12/2013

Delivery system for oil-soluble actives in cosmetic and personal care products	6,117,419	9/1996	9/2000	12/2016

Microemulsion of silicone in a water-based gel that forms a clear, transparent, highly stable moisturizer and lubricant for cosmetic and medical use	6,348,199	1/1994	2/2002	2/2019

                The following Company patents expired over the past two fiscal years:

Expiration Date

1. Iodophor; polyethylene glycol alkyl aryl sulfonate iodine complex	April 2008

2. Iodophor; biocide; reacting polyethylene glycol, alkyl aryl sulfonate and iodine water-propylene glycol solvent refluxing	April 2008

3. Thermal-resistant microbial agent ("Cloronine")	December 2008

4. Use of Clorpactin for the treatment of animal mastitis and the applicator used in that treatment	December 2008

5. Stable, active chlorine-containing antimicrobial compositions ("Cloronine")	July 2009

The Company does not believe that the expiration of any of these patents will have a material impact on the Company's revenues.

Domestic Sales

In the United States, the Company's cosmetic ingredient products are marketed and distributed exclusively by ISP in accordance with a marketing agreement entered into in 1996 and subsequently

7 of 23

UNITED-GUARDIAN, INC.

amended and expanded in 2000, 2002, and 2005 (see "Marketing Agreements" below). ISP also has certain non-exclusive rights to sell some of the Company's other industrial and medical products.  Although the written marketing agreement with ISP expired in 2008, the Company is currently in the process of discussing with ISP a renewal of that marketing agreement, and expects its marketing arrangement with ISP to continue even without a written marketing agreement.  See “Business – Narrative Description of Business – Marketing Agreements,” below.

The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and account for approximately 21% of the Company's sales. The Company's other products, such as its medical (non-pharmaceutical) and specialty industrial products, are sold directly to manufacturers who incorporate these products in their finished products.

Foreign Sales

In 2009, approximately 50% of the Company’s sales were to customers in foreign countries, primarily sales of its cosmetic ingredients to customers in Europe and Asia, compared with 57% in 2008.  The Company currently has six distributors for its personal care products outside the United States, with ISP being the largest.  The Company previously had a written marketing agreement with ISP that expired in 2008, which gave them exclusive foreign marketing rights with the exception of the following areas: the United Kingdom (handled by S. Black Ltd., a subsidiary of The Azelis Group); France (by Sederma SAS, a subsidiary of Croda International Plc.; Italy (by Luigi & Felice Castelli S.R.L.); Switzerland (by S. Black GmbH, a subsidiary of S. Black Ltd.); and Korea (by C&M International).  The Company also has significant direct sales to a company in Ireland, Harmac Medical Products Ltd., for one of the Company’s LUBRAJEL products for a medical use.  The Company is in the process of discussing with ISP a renewal of its written marketing agreement, and has no other written marketing agreements for the foreign distribution of its products.

 Marketing

The Company markets its products through marketing partners and distributors, advertising in medical and trade journals, mailings to physicians and to the trade, and exhibitions at medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, and the Veteran's Administration and other government agencies. The proprietary cosmetic ingredients and other personal care products are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care manufacturers for use in the manufacture or compounding of their products.  The medical (non-pharmaceutical) and specialty industrial products are sold by the Company directly to the end-users.

Marketing Agreements

In 1994, the Company entered into a marketing agreement with ISP whereby ISP would market and distribute the Company's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other industrial products. In 1996, the parties entered into another agreement, extending ISP’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. The 2000 Agreement also gave the Company greater flexibility in appointing other marketing partners in areas where ISP was not active or had not been successful, gave ISP certain additional territories, and granted ISP exclusivity in the territories assigned to it as long as annual minimum purchase requirements were met.

8 of 23

UNITED-GUARDIAN, INC.

In December 2002, the parties entered into a letter agreement that extended and modified the 2000 Agreement. This was further modified in December 2005 to extend ISP's marketing rights until December 2008, and to provide for automatic extensions until December 2010 if specified minimum annual purchase levels were attained. It also specified guidelines and provisions for future price increases by the Company.  Although ISP did not attain the sales levels required for the automatic extension, the Company is in the process of discussing an extension of ISP’s marketing rights, and expects its existing marketing arrangement with ISP to continue even without a formal marketing agreement.

The Company believes that in the event ISP were to cease marketing the Company's products alternative arrangements could be made to continue to supply products to customers currently using  the Company's products without any significant interruption of sales.

The Company has other marketing arrangements with marketing partners in the U.K., France, Switzerland, South Korea, and Italy, but all of these other arrangements are operating under either verbal agreements or expired written agreements, and are subject to termination at any time by either party.

Raw Materials

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that account for approximately 78% of the raw material purchases by the Company.   The names of the suppliers and the specific raw materials are considered by the Company to be confidential and proprietary information.

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

Competition

The Company has many products or processes that are either proprietary or have some unique characteristics, and therefore the Company believes it has been able, and will continue to be able, to compete effectively with other pharmaceutical, personal care, specialty chemical, or health care companies as to products deemed competitive with the those of the Company.  The pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company expects competition to intensify as

9 of 23

UNITED-GUARDIAN, INC.

advances in the field are made and become widely known. There may be many domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, many of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, specialty chemical, personal care and health care companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. However, the Company believes that the expense of testing and evaluating possible substitutes for the Company's products that are already in customers' formulations, as well as the expense to the customer in relabeling its products, is a significant barrier to displacing the Company's products in current customer formulations. These cost factors make it less likely that a customer would choose a competitive product, unless there was a significant cost savings in doing so. The Company believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Company. In this regard, the Company believes that its marketing arrangements with its global marketing partners will be important in the commercialization of many of the products it is currently developing.

ISO 9001:2008 Registration

In October 2009 the Company was certified by Underwriters Laboratories, Inc. to be in compliance with the current ISO 9001:2008 standard, indicating that the Company's documented procedures and overall operations had attained the high level of quality needed to comply with this ISO certification level.  Prior to that, since December 2003 the Company had been registered under the previous ISO 9001:2000 standard, also by Underwriters Laboratories, Inc.  The Company had first earned ISO registration in November 1998, when it earned ISO 9002 registration, and has been in continuous compliance with each of these standards from the time of its approval under each standard.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the United States Food and Drug Administration ("FDA") as well as state regulatory agencies. Products that may be developed and sold by the Company outside the United States may require approval from foreign regulatory agencies. Any medical device products developed by the Company will be subject to FDA regulation, and will usually require a 510(k) pre-market notification to the FDA to demonstrate that the device is at least as safe and effective as a legally marketed device.  The Company would then need to receive clearance from the FDA prior to marketing the device. Most new pharmaceutical products will require clinical evaluation under an Investigational New Drug application prior to submission of a New Drug Application for approval of a new drug product.

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

10 of 23

UNITED-GUARDIAN, INC.

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In each of the years 2009 and 2008 the Company incurred approximately $27,000 in environmental compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

Employees

The Company presently employs thirty-seven people, five of whom serve in an executive capacity, 20 in research, quality control and manufacturing, six in maintenance and construction, and six in office and administrative support services. Of the total number of employees, thirty-five are full-time permanent employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are very good.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The Company maintains its principal office and factory, and conducts its research, at a 50,000 square foot facility on a 2.7 acre parcel at 230 Marcus Boulevard, Hauppauge, New York 11788, which the Company owns.  Of the 50,000 square feet, approximately 30,000 square feet is manufacturing space, 15,000 square feet is warehouse space, and 5,000 square feet is office and laboratory space. The Company has now fully developed the 2.7 acres, and fully utilizes the building occupying the land. The Company believes that the aforementioned property is adequate for its immediately foreseeable needs. The property is presently unencumbered and is adequately insured.

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

11 of 23

UNITED-GUARDIAN, INC.

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

Market Information

The common stock of the Company has traded on NASDAQ since March 16, 2009, under the symbol "UG".  From December 1, 2008 through March 13, 2009, following the merger of the American Stock Exchange with the New York Stock Exchange, it was traded on the NYSE Amex Stock Exchange under the same symbol.  Prior to December 1, 2008 its stock traded on the American Stock Exchange under the same symbol.

The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics or NASDAQ, as applicable, for the period January 1, 2008 to December 31, 2009. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2009		Year Ended December 31, 2008
		High	Low	High	Low
First	(1/1 - 3/31)	$10.75	$5.86	$10.90	$9.92
Second	(4/1 - 6/30)	9.77	6.66	12.75	10.08
Third	(7/1 - 9/30)	9.80	8.66	12.15	10.00
Fourth	(10/1 - 12/31)	12.10	9.40	10.44	7.60

Holders of Record

As of March 1, 2010, there were 1008 holders of record of Common Stock.

Cash Dividends

On May 13, 2009, the Company’s Board of Directors declared a semi-annual cash dividend of $0.28 per share, which was paid on June 15, 2009 to all stockholders of record as of June 1, 2009.  On December 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.32 per share, which was paid on January 4, 2010 to all stockholders of record as of December 18, 2009.

12 of 23

UNITED-GUARDIAN, INC.

On May 14, 2008, the Company’s Board of Directors declared a semi-annual cash dividend of $0.27 per share, which was paid on June 16, 2008 to all stockholders of record as of June 2, 2008.  On December 3, 2008, the Company’s Board of Directors declared a semi-annual cash dividend of $0.28 per share, which was paid on January 5, 2009 to all stockholders of record as of December 15, 2008.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of financial statements requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities.  The Company uses its historical experience and other relevant factors when developing its estimates and assumptions, which are continually evaluated.  Note A, Nature of Business and Summary of Significant Accounting Policies, of the Notes to Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K includes a discussion of the Company’s significant accounting policies.  The following accounting policies are those that the Company considers critical to an understanding of the financial statements because their application places the most significant demands on the Company’s judgment.  The Company’s financial results might have been different if other assumptions had been used or other conditions had prevailed.

Marketable Securities and Certificates of Deposit

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company’s marketable securities include investments in equity mutual funds, government securities, and corporate bonds.  The Company’s marketable securities and certificates of deposit are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains or losses are determined using the specific-identification method and are insignificant for the years ended December 31, 2009 and 2008.  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company would record an impairment charge to the extent that the cost of the available-for-sale securities or certificates of deposit exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary.  During 2009 the Company did not record an impairment charge regarding its investment in marketable securities or certificates of deposit because, based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

13 of 23

UNITED-GUARDIAN, INC.

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

Inventory Valuation Allowance

In conjunction with the Company’s ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis.  Based on these projections management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers.  Although the Company believes that it has been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pull back from their expected order levels, may result in the recognition of larger than anticipated write-downs.

Results Of Operations

Year ended December 31, 2009 compared with year ended December 31, 2008

Revenue

Revenue in 2009 increased by $984,837 (8.0%) compared with 2008.   This increase was primarily attributable to increases in sales in three product lines:

(a)
Personal Care products:  Revenue from the sales of personal care products, including cosmetic ingredients, increased by $116,008 (1.5%) for the year ended December 31, 2009 when compared with 2008.  All of the increase was attributable to a price increase implemented in August 2008, which affected the entire year in 2009 but only 4 months in 2008.  The increase in revenue that resulted from the price increase was primarily related to sales of the Company’s extensive line of LUBRAJEL products.

14 of 23

UNITED-GUARDIAN, INC.

(b)
Pharmaceuticals:   Revenue from the sales of the Company’s pharmaceutical products increased by $179,035 (6.8%) for the year ended December 31, 2009 compared with 2008.  This increase was due to both a price increase, which was implemented on May 1, 2009, and to an increase in volume of 3.5%.

(c)
Medical (non-pharmaceutical) products: Revenue from the sales of the Company’s non-pharmaceutical medical-related products increased $725,850 (37.0%) when compared with 2008.  Approximately 70% of this increase was due to increased demand. The balance was due to normal fluctuations in customer buying patterns.

Revenue was also impacted slightly by an increase of $18,356 (17.2%) in revenue from the Company’s line of specialty industrial products, and an increase of $40,361 (13.8%) in sales discounts and allowance reserves.

In the personal care market, the Company's sales to ISP, its largest marketing partner, increased by 11.7% in 2009 compared with 2008.  The Company's five other marketing partners for personal care products all exhibited decreased sales in 2009 compared with 2008. The net effect was that the Company’s combined sales to those five marketing partners (four of whom are in Western Europe) decreased 28.1% in 2009 compared with 2008. The Company attributes most of this decrease to a downturn in economic conditions in Western Europe, which resulted in a decrease in demand for the types of products that the Company sells.

Overall, total revenue from the sales of LUBRAJEL products to all customers increased by 9.4% in 2009 compared with 2008.  Management believes that price increases accounted for all of this increase.  The volume of all LUBRAJEL products sold, both for personal care and medical uses, decreased by approximately 0.9% in 2009 compared with 2008.

Sales of the Company's two pharmaceutical products, RENACIDIN and CLORPACTIN, increased by 6.8% in 2009 compared with 2008.   Approximately 3.5% of the revenue increase was due to an increase in volume.

Cost of Sales

Cost of sales as a percentage of sales in 2009 decreased to 40.1% from 44.0% in the prior year. The decrease was primarily due to a decrease in the cost of one of the Company's primary raw materials.

Operating Expenses

Operating expenses decreased by $90,193 (3.3%) in 2009 compared with the prior year. This decrease was mainly due to reductions in payroll and payroll-related costs.

Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2009 and 2008, the Company incurred approximately $533,000 and $423,000, respectively, in research and development expenses, which are included in operating expenses. The additional R&D costs incurred in 2009 were primarily attributable to increases in payroll costs due to adding additional research chemists. No portion of the research and development expenses was directly paid by the Company's customers.

15 of 23

UNITED-GUARDIAN, INC.

Other Income (Expense)

The Company has interest income from certificates of deposit, money market funds, and bonds, and dividend income from both stock and bond mutual funds. Other income (net) decreased $88,999 (18.4%) for the year ended December 31, 2009, which was mainly attributable to a decrease in investment income of $97,182 in 2009.  This decrease was primarily related to a decline in interest rates on certificates of deposit, money market funds, and bonds.    The company realized a loss on the sale of fixed assets of $7,763 during 2008, while realizing a gain on the sale of fixed assets of $420 during 2009.

Provision for Income Taxes

The provision for income taxes increased $357,146 (23.7%) in 2009 compared with 2008. This increase was mainly due to an increase in income before taxes of $1,073,178 (23%) in 2009 when compared with 2008.  The Company’s effective income tax rate of approximately 32% for each year is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities.

Liquidity and Capital Resources

Working capital increased from $13,236,680 at December 31, 2008 to $14,735,891 at December 31, 2009, an increase of $1,499,211 (11.3%). The current ratio decreased to 6.0 to 1 at December 31, 2009 from 6.2 to 1 at December 31, 2008.  The changes in working capital and the current ratio reflect usual fluctuations in working capital components associated with the Company’s normal business activities.

Accounts receivable decreased by $16,126 in 2009 compared with 2008.  The average period of time that an account receivable was outstanding was approximately forty days for both 2009 and 2008.  The Company has a bad debt reserve of $27,000, and believes that the balance of its accounts receivable is fully collectable.

The Company does not maintain a line of credit with a financial institution, as management decided that the cost of maintaining the line of credit was no longer justified, since the Company had no foreseeable need for the line.

The Company generated cash from operations of $4,337,448 in 2009 compared with $3,412,385 in 2008. The increase in 2009 was primarily due to an increase in net income and a decrease in inventory, which were partially offset primarily by a decrease in accrued expenses.

Cash provided by investing activities was $34,750 for the year ended December 31, 2009 compared with $1,813,705 used  for the year ended December 31, 2008. The change was mainly due to a decrease in the purchases of marketable securities in 2009.

Cash used in financing activities was $2,776,663 and $2,728,530 during the years ended December 31, 2009 and 2008, respectively. The increase was primarily due to the increase in the dividend declared in December 2008 (which was paid in January 2009) to $0.28 per share from the $0.27 per share dividend that was declared in December 2007 (and paid in January 2008). The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

16 of 23

UNITED-GUARDIAN, INC.

New Accounting Pronouncements

See Note A to the financial statements regarding new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Annexed hereto starting on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 10, 2009, as directed and approved by the Audit Committee of the Company’s Board of Directors, the Company formally dismissed Eisner LLP (“Eisner”) as the Company’s independent accountant.  Eisner had audited the Company's financial statements for the fiscal years ended December 31, 2002 through December 31, 2008. The audit reports of Eisner on the Company's financial statements for the year ended December 31, 2008, and any interim periods up to and including the date our relationship with Eisner ceased, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the period from Eisner's appointment as the Company's independent accountant through the date of this Report, there have been no disagreements with Eisner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Eisner, would have caused it to make reference to the subject matter of the disagreements in connection with its report.  There were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On July 10, 2009, as directed and approved by the Audit Committee of the Company’s Board of Directors, the Company formally retained Holtz Rubenstein Reminick LLP (“Holtz”) as the Company’s independent accountant, effective immediately.  During the two most recent fiscal years and through June 30, 2009, the Company had not consulted with Holtz regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, as well as any matters or reportable events described in Items 304(a)(2)(i) or (ii) of Regulation S-K.

Item 9A(T).	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2009. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and

17 of 23

UNITED-GUARDIAN, INC.

communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2009 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

18 of 23

UNITED-GUARDIAN, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the section entitled “Directors and Executive Officers” of the Company’s 2010 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees serving in any capacity to the Company, including the Principal Executive Officer and/or President, Chief Financial Officer, and Principal Accounting Officer. A copy of the Company's Code of Business Conduct and Ethics is available on the Company's web site at http://www.u-g.com/corporate. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of its Code of Business Conduct and Ethics applicable to Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer by posting this information on the Company's web site.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company's 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the section entitled "Voting Securities and Principal Stockholders" of the Company's 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from the section entitled Directors and Executive Officers" of the Company's 2010 Proxy Statement.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Holtz, the Company’s principal accountant, to the Company for the review and audit of the Company's financial statements for 2009 are approximately $76,000 ($5,000 for each of the two quarterly reviews for the fiscal quarters ended June 30 and September 30, 2009; $65,000 for year-end audit for the fiscal year ended December 31, 2009; and $1,000 for out-of-pocket expenses. The aggregate fees paid to the Company's previous principal accountant, Eisner, for the review of the Company's quarterly financial statements for the quarter ended March 31, 2009 was approximately $12,725.  The aggregate fees paid to Eisner for the review and audit of

19 of 23

UNITED-GUARDIAN, INC.

the Company's financial statements for 2008 were approximately $88,450 ($6,150 for each of the three quarterly reviews for the fiscal quarters ended March 31, June 30, and September 30, 2008; and $70,000 for the year-end audit for the fiscal year ended December 31, 2008.

Audit-Related Fees

During 2009, Holtz billed the Company $1,662 in fees related to the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX Compliance"). During 2009 Eisner billed the Company $1,575 in fees relating to SOX Compliance.  No other fees were billed by Holtz or Eisner for the last two years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Holtz or Eisner during the last two fiscal years for professional services rendered for tax compliance, tax advice, and tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

In 2009 Eisner billed the Company $4,000 for its assistance in responding to a comment letter from the SEC. In 2008 Eisner billed the Company $4,000 for non-audit related matters related to the Company's compliance with Section 404 of the Sarbanes Oxley Act of 2002.  There were no non-audit-related fees billed to the company by Holtz in 2009.  All of the services described above were approved by the Audit Committee. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

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

20 of 23

UNITED-GUARDIAN, INC.

Item 15.	Exhibits and Financial Statement Schedules.

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

	(iii)	Reports of Independent Registered Public Accounting Firms.

	(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

21 of 23

UNITED-GUARDIAN, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.

By: /s/ Ken Globus
Kenneth H. Globus
Date: March 23, 2010	President & Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Kenneth H. Globus	President, General Counsel, Chairman	March 23, 2010
Kenneth H. Globus	of the Board of Directors

By: /s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 23, 2010
Robert S. Rubinger	Chief Financial Officer, Director

By: /s/ Henry P. Globus	Director	March 23, 2010
Henry P. Globus

By: /s/ Lawrence F. Maietta	Director	March 23, 2010
Lawrence F. Maietta

By: /s/ Arthur M. Dresner	Director	March 23, 2010
Arthur M. Dresner

By: /s/ Andrew A. Boccone	Director	March 23, 2010
Andrew A. Boccone

By: /s/ Christopher W. Nolan, Sr.	Director	March 23, 2010
Christopher W. Nolan, Sr.

22 of 23

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit #		Description

2
Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc.  (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) to the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3	(a)	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3	(b)	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4	(a)	Specimen Certificate for shares of common stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10	(a)
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

21		Subsidiaries of the Company:
		Name	Jurisdiction of Incorporation	Name Under Which it does Business

		Dieselite Corporation (Inactive)	Delaware	N/A

31.1		Certification of Kenneth H. Globus, President of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Kenneth H. Globus, President of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

23 of 23

UNITED-GUARDIAN, INC.

INDEX TO FIANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2 - F-3

Financial Statements

Statements of Income for the years ended
December 31, 2009 and 2008	F-4

Balance Sheets as of December 31, 2009 and 2008	F-5 - F-6

Statements of Stockholders' Equity for the years ended December 31, 2009 and 2008	F-7

Statements of Cash Flows for the years ended December 31, 2009 and 2008	F-8

Notes to Financial Statements	F-9 - F-23

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

We have audited the accompanying balance sheet of United-Guardian, Inc. (the "Company") as of December 31, 2009, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
March 23, 2010

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.

We have audited the accompanying balance sheet of United-Guardian, Inc. (the “Company”) as of December 31, 2008, and the related statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note E to the financial statements, effective December 31, 2007, the Company curtailed and froze benefits under its defined benefit pension plan.

/s/ EISNER LLP
New York, New York
March 19, 2009

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2009	2008

Net sales	$13,276,984	$12,292,147

Costs and expenses
Cost of sales	5,324,257	5,411,404
Operating expenses	2,608,478	2,698,671
	7,932,735	8,110,075
Income from operations	5,344,249	4,182,072

Other income (expense)
Investment income	395,261	492,443
Gain (loss) on sale of assets	420	(7,763)
	395,681	484,680
Income from operations before income taxes	5,739,930	4,666,752

Provision for income taxes	1,860,967	1,503,821
Net income	$3,878,963	$3,162,931

Earnings per common share (basic and diluted)	$.78	$.64

Weighted average shares (basic and diluted)	4,946,439	4,946,439

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2009	2008
Current assets
Cash and cash equivalents	$5,021,073	$3,425,538
Certificates of deposit	1,014,866	812,952
Marketable securities	8,438,757	8,239,183
Accounts receivable, net of allowance for doubtful accounts of $27,000 in 2009 and $30,000 in 2008	1,364,886	1,381,012
Inventories (net)	1,153,134	1,344,579
Prepaid expenses and other current assets	220,815	226,330
Deferred income taxes	443,034	355,798
Total current assets	17,656,565	15,785,392

Certificates of deposit, due 2010	---	271,976

Property, plant, and equipment
Land	69,000	69,000
Factory equipment and fixtures	3,302,967	3,288,808
Building and improvements	2,541,115	2,431,908
Waste disposal plant	133,532	133,532
	6,046,614	5,923,248
Less accumulated depreciation	5,099,903	4,971,269
Net property, plant, and equipment	946,711	951,979

Other assets
Pension asset	---	123,589
Other	113,016	150,687
Total other assets	113,016	274,276
Total assets	$18,716,292	$17,283,623

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2009	2008
Current liabilities
Dividends payable	$1,582,860	$1,385,003
Accounts payable	322,325	187,810
Loans payable, current portion	----	6,657
Accrued expenses	819,194	969,242
Pension liability	108,892	---
Income taxes payable	87,403	---
Total current liabilities	2,920,674	2,548,712

Deferred income taxes	138,007	28,616

Contingencies (Note H)

Stockholders’ equity
Common stock, $.10 par value; 10,000,000
shares authorized; 5,008,639 shares issued
and 4,946,439 shares outstanding in 2009
and 2008	500,864	500,864
Capital in excess of par value	3,819,480	3,819,480
Accumulated other comprehensive loss	(345,992)	(386,208)
Retained earnings	12,042,889	11,131,789
Treasury stock, at cost; 62,200 shares	(359,630)	(359,630)
Total stockholders’ equity	15,657,611	14,706,295
Total liabilities and stockholders’ equity	$18,716,292	$17,283,623

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2009 and 2008

				Accumulated
			Capital in	Other
	Common Stock		excess of	Comprehensive	Retained	Treasury		Comprehensive
	Shares	Amount	par value	income (loss)	earnings	stock	Total	income

Balance, January 1, 2008	5,008,639	$500,864	$3,819,480	$(120,018)	$10,689,400	$(359,630)	$14,530,096

Adjustment for pension termination, net of deferred income tax benefit of $20,725				(43,142)			(43,142)	$(43,142

Change in unrealized loss on marketable securities, net of deferred income tax benefit of $118,317				(223,048)			(223,048)	(223,048

Net income					3,162,931		3,162,931	3,162,931

Dividends declared					(2,720,542)		(2,720,542)

Comprehensive income								$2,896,741

Balance, December 31, 2008	5,008,639	500,864	3,819,480	(386,208)	11,131,789	(359,630)	14,706,295

Adjustment for pension termination, net of deferred income tax benefit of $84,319				(158,954)			(158,954)	$(158,954

Change in unrealized loss on marketable securities, net of deferred income tax benefit of $105,651				199,170			199,170	199,170

Net income					3,878,963		3,878,963	3,878,963

Dividends declared					(2,967,863)		(2,967,863)

Comprehensive income								$3,919,179

Balance, December 31, 2009	5,008,639	$500,864	$3,819,480	$(345,992)	$12,042,889	$(359,630)	$15,657,611

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
Cash flows from operating activities
Net income	$3,878,963	$3,162,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,691	200,804
Net (gain) loss on sale of equipment	(420)	7,763
Realized loss on sale of marketable securities	5,226	---
Provision for bad debts	(2,627)	10,684
Deferred income taxes	822	(105,032)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	18,753	(113,310)
Inventories	191,445	(156,357)
Prepaid expenses and other current and non-current assets	5,515	161,452
Accounts payable	134,515	64,520
Accrued pension costs	(10,791)	(9,288)
Accrued expenses and taxes payable	(62,644)	170,985
Net cash provided by discontinued operations	---	17,233
Net cash provided by operating activities	4,337,448	3,412,385

Cash flows from investing activities
Acquisition of plant and equipment	(155,331)	(177,465)
Proceeds from the sale of plant and equipment	20,000	7,988
Purchase of temporary investments	---	(529,099)
Purchase of marketable securities	(1,034,981)	(2,965,129)
Proceeds from sale of marketable securities	1,135,000	1,850,000
Proceeds from maturities of certificates of deposit	70,062	---
Net cash provided by (used in) investing activities	34,750	(1,813,705)

Cash flows from financing activities
Payment of long term debt	(6,657)	(7,988)
Dividends paid	(2,770,006)	(2,720,542)
Net cash used in financing activities	(2,776,663)	(2,728,530)

Net increase (decrease) in cash and cash equivalents	1,595,535	(1,129,850)
Cash and cash equivalents, beginning of year	3,425,538	4,555,388
Cash and cash equivalents, end of year	$5,021,073	$3,425,538

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products, and proprietary specialty industrial products.  Two major product lines, LUBRAJEL® and RENACIDIN®, together accounted for approximately 96% and 95% of revenue for the years ended December 31, 2009 and December 31, 2008, respectively. LUBRAJEL accounted for 78% and 77% of revenue for the years ended December 31, 2009 and December 31, 2008, respectively, and RENACIDIN accounted for 18% of revenue in both of the years ended December 31, 2009 and December 31, 2008.

FASB Accounting Standards Codification

The issuance by the FASB of the Accounting Standards Codification (the “Codification” or “ASC”) on July 1, 2009 (effective for interim or annual reporting periods ending after September 15, 2009), changes the way that generally accepted accounting principles (“GAAP”) is referenced. Beginning on that date, the Codification officially became the single source of authoritative nongovernmental GAAP; however, SEC registrants must also consider rules, regulations, and interpretive guidance issued by the SEC or its staff.  The change affects the way the Company refers to GAAP in financial statements and in its accounting policies. All existing standards that were used to create the Codification became superseded.  Instead, references to standards consist solely of the number used in the Codification’s structural organization.

Subsequent Events

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company has considered subsequent events for recognition or disclosure through the date of this filing in preparing the financial statements and notes thereto.

Accounts Receivable and Reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected.  The reserve for accounts receivable comprises  allowance for doubtful accounts and sales returns.  In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends.  From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.

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

UNITED-GUARDIAN, INC.

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

Dividends

On May 18, 2009, the Company’s Board of Directors declared a semi-annual cash dividend of $0.28 per share (aggregating $1,385,003) that was paid on June 15, 2009 to all stockholders of record as of June 1, 2009.  On December 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.32 per share (aggregating $1,582,860) that was paid on January 4, 2010 to all stockholders of record as of December 18, 2009.

On May 14, 2008, the Company’s Board of Directors declared a semi-annual cash dividend of $0.27 per share (aggregating $1,335,539) that was paid on June 16, 2008 to all stockholders of record as of June 2, 2008.  On December 3, 2008, the Company’s Board of Directors declared a cash dividend of $0.28 per share (aggregating $1,385,003) that was paid on January 5, 2009 to all stockholders of record as of December 15, 2008.

Supplemental Disclosures of Non-cash Investing and Financing Activities

Cash payments for income taxes were $1,783,120 and $1,425,382 for the years ended December 31, 2009 and 2008, respectively.

For the years ended December 31, 2009 and 2008, the Company had the following non-cash investing and financing activities:

	2009	2008

Dividends declared but not paid in fiscal year	$1,582,860	$1,385,003

Marketable Securities and Certificates of Deposit

Marketable securities include investments in equity mutual funds, government securities and corporate bonds, all of which have a high degree of liquidity, are classified as "Available for Sale" securities, and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on sales of investments

UNITED-GUARDIAN, INC.

and declines in value judged to be other than temporary, if any, are reported in other income with cost being determined on a specific identification basis. Fair values are based on quoted market prices.  The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Certificates of deposit that mature in one year or less are classified as current, and those that mature in more than one year are classified as non-current.  These certificates are carried at fair value, which approximates cost.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairments were necessary at December 31, 2009 and 2008.

Other Asset

Other asset consists of a $188,360 payment given to a vendor for regulatory and validation work that was needed to qualify one of the vendor's manufacturing locations for the production of the Company's RENACIDIN IRRIGATION product.  This amount is being amortized over its estimated 5-year benefit period at the rate of $37,672 per year, starting in 2008.

UNITED-GUARDIAN, INC.

Fair Value of Financial Instruments

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

For the year ended December 31, 2009, two customers, both of them distributors and marketing partners of the Company, accounted for a total of approximately 52% of the Company’s revenues, and one of those customers accounted for approximately 54% of the Company’s outstanding accounts receivable at year end. For the year ended December 31, 2008, those same two customers accounted for a total of 54% of the Company’s revenues and 52% of the Company’s outstanding accounts receivable at year end.  The marketing agreement with one such customer, whose purchases amounted to 45% of total revenue in 2008, expired in December 2008.  The Company is in the process of negotiating an extension of that agreement.

Vendor Concentration

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that account for approximately 78% of the raw material purchases by the Company.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2009 and 2008, the Company did not have any unrecognized income tax benefits.  It is the Company’s policy to recognize interest and penalties related to taxes as interest expense.  During the years ended December 31, 2009 and 2008 the Company did not record any interest or penalties.

UNITED-GUARDIAN, INC.

Through December 31, 2007 the Company filed consolidated Federal income tax returns in the U.S. with its then-existing Eastern Chemical Corporation subsidiary, and separate income tax returns in New York State. The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS for years 2006, 2007, 2008, 2009 and by New York State for years 2006 through 2009.

Research and Development

The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $533,000 and $423,000 for the years ended December 31, 2009 and 2008, respectively.

Shipping and Handling Costs

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $97,000 and $102,000 for the years ended December 31, 2009 and 2008, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During 2009 and 2008 the Company incurred $28,200 and $26,200, respectively, in advertising costs.

Stock-Based Compensation

In 2004, the Company approved a stock option plan ("2004 Stock Option Plan").  All share-based payments to employees, including grants of employee stock options, are recognized as compensation expense over the requisite service period (generally the vesting period) in the financial statements based on their fair values on grant date. For options with graded vesting, the Company fair values the stock option grants and recognizes compensation expense as if each vesting portion of the award was a separate award. The impact of forfeitures that may occur prior to vesting is also estimated and considered in the amount of expense recognized. In addition, the realization of tax benefits in excess of amounts recognized for financial reporting purposes will be recognized as a financing activity rather than as an operating activity.

No stock options were granted in 2009 or 2008.

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

UNITED-GUARDIAN, INC.

New Accounting Standards Adopted in Fiscal 2009

Effective January 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) statement on the accounting for noncontrolling (minority) interests in consolidated financial statements including the requirements to classify noncontrolling interests as a component of stockholders' equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to noncontrolling interests reported as part of consolidated earnings. Additionally, this statement revised the accounting for both increases and decreases in a parent's controlling ownership interest. The adoption of this statement did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued a statement that changed the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer's income tax valuation allowance. This statement is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.  Adoption by the Company of this statement as of January 1, 2009 did not have an impact on the Company’s financial statements.

In April 2009, the FASB issued a Staff Position ("FSP") that requires disclosures about fair value in interim financial statements as well as in annual financial statements.  This FSP requires all entities to disclose the methods and significant assumptions used to estimate the fair value of financial instruments.  This FSP is effective for interim and annual periods ending after September 15, 2009 and does not require comparative disclosure for earlier periods presented upon initial adoption.  The Company adopted this FSP on its effective date and its application had no impact on the Company’s financial statements.

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

In June 2009, the FASB issued subsequent events guidance that requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  Such guidance is effective for all interim and annual periods ending after June 15, 2009.   The Company adopted this guidance upon its issuance and has made the required disclosures.

UNITED-GUARDIAN, INC.

New Accounting Standards Not Yet Adopted

In June 2009, the FASB issued a statement that will require more information about transfers of financial assets, eliminate the qualifying special purpose entity (QSPE) concept, change the requirements for derecognizing financial assets and require additional disclosures.  This statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company is currently evaluating the impact that the adoption of this statement may have on its financial statements and related disclosures.

In June 2009, the FASB issued a new accounting pronouncement that amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of the first annual reporting period that begins after November 15, 2009.  The Company is currently evaluating the impact that the adoption of this guidance may have on its financial statements and related disclosures.

In January 2010, the FASB issued Accounting Standards Update 2010-06, “Improving Disclosures about Fair Value Measurements.” This update requires some new disclosures and clarifies some existing disclosure requirements about fair value measurements.  The majority of the provisions of this update, including those applicable to the Company, are effective for interim and annual reporting periods beginning after December 15, 2009.  Early application of the provisions of this update is permitted. The Company is currently evaluating the impact this update will have on its financial statement disclosures.

NOTE B - MARKETABLE SECURITIES

The fair values of the Company’s marketable securities and certificates of deposit are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value as follows:

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

UNITED-GUARDIAN, INC.

December 31, 2009	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$1,650,218	$1,659,596	$9,378
Maturities after 1 year through 5 years	1,108,726	1,124,527	15,801
Total U.S. Treasury and agencies	2,758,944	2,784,123	25,179
Corporate bonds
Maturities after 1 year through 5 years	267,251	262,846	(4,405)
Fixed income mutual funds	5,179,005	5,181,990	2,985
Equity and other mutual funds	244,786	209,798	(34,988)
	$8,449,986	$8,438,757	$(11,229)

December 31, 2008

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$1,140,227	$1,153,798	$13,571
Maturities after 1 year through 5 years	2,458,685	2,536,931	78,246
Total U.S. Treasury and agencies	3,598,912	3,690,729	91,817

Fixed income mutual funds	4,715,827	4,380,669	(335,158)
Equity and other mutual funds	240,494	167,785	(72,709)
	$8,555,233	$8,239,183	$(316,050)

The fair values of the Company’s certificates of deposit, which approximated cost at December 31, 2009 and 2008, were determined using Level 2 inputs.  Unrealized gains and losses were not material.

Proceeds from the sale and redemption of U.S. Treasury and agency bonds amounted to $1,135,000 and $1,850,000 for the years ended December 31, 2009 and 2008, respectively.  Realized gains or losses in each year were insignificant.

Investment income consisted principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

NOTE C - INVENTORIES

Inventories consist of the following:

	December 31,
	2009	2008
Raw materials and work-in-process	$329,562	$461,437
Finished products	823,572	883,142
	$1,153,134	$1,344,579

Finished products inventories at December 31, 2009 and 2008 are stated net of a reserve of $39,000 for slow moving and obsolete items.

UNITED-GUARDIAN, INC.

NOTE  D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2009	2008
Federal	$1,832,616	$1,584,183
State	27,529	24,670
	1,860,145	1,608,853
Deferred
Federal	798	(102,002)
State	24	(3,030)
	822	(105,032)
Total provision for income taxes	$1,860,967	$1,503,821

The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2009		2008
	($)	Tax rate (%)	($)	Tax rate (%)
Income taxes at statutory Federal income tax rate of 34%	$1,952,000	34	$1,587,000	34
State income taxes, net of Federal benefit	18,000	---	14,000	---
Domestic Production Activities tax benefit	(95,000)	(2)	(82,000)	(2)
Nondeductible expenses	1,000	---	---	---
Prior year over-accrual	(9,000)	---	(15,000)	---
Tax exempt income	(6,000)	---	---	---
Actual income tax expense	$1,861,000	32	$1,504,000	32

During 2009 and 2008, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 6% of net taxable income from domestic production activities.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2009	2008
Deferred tax assets
Current
Accounts receivable	$10,398	$10,398
Accrued pension liability	179,641	95,323
Inventories	20,311	21,457
Accrued expenses	232,684	228,620
	443,034	355,798
Deferred tax liabilities
Non-current
Pension asset	(141,899)	(138,159)
Unrealized loss on marketable Securities	3,892	109,543
	(138,007)	(28,616)
Net deferred tax asset	$305,027	$327,182

UNITED-GUARDIAN, INC.

NOTE  E - BENEFIT PLANS

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

As of December 31, 2007, the Company put in place a freeze on future benefit accruals to the Plan while the Company investigated the advisability of replacing the Plan with a defined contribution plan, which would be coordinated with, and be part of, the Company’s existing 401(k) plan.  On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval, and has begun taking the steps necessary to do so.  In November 2008, the Company submitted the necessary applications to the Pension Benefit Guaranty Corporation (“PBGC”) and the IRS.  The time for the PBGC to respond with any objections has now expired.  The only remaining requirement in order to terminate the plan is to receive IRS approval, which the Company expects to receive in 2010.

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

The Plan assets at fair value as of December 31, 2009 and 2008 are as follows:

	2009	2008
Equity securities:
Principal Financial Group Stock Separate Account - Level 1	$56,931	$52,212
Principal Large Cap Stock Index Separate Account - Level 1	219,119	173,785
Principal Medium Company Blend Separate Account - Level 1	180,468	135,743
Total Equity Securities	456,518	361,740

Debt securities:
General Investment Account* - Level 3	1,564,634	1,668,662
TOTAL PLAN ASSETS	$2,021,152	$2,030,402

* The General Investment Account represents an interest in a portfolio of intermediate-term fixed-income investments maintained by the Principal Financial Group.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
Balance, beginning of year	$1,668,662	$1,826,539
Realized gains (losses)	77,236	88,326
Unrealized gains (losses) relating to instruments still held at reporting date	(26,218)	83,476
Purchases, sales, issuances and settlements (net)	(155,046)	(329,679)
Balance, end of year	$1,564,634	$1,668,662

UNITED-GUARDIAN, INC.

Historical and expected future returns of multiple asset classes were analyzed to develop a risk-free real rate of return and risk premiums for each asset class. The overall rate for each asset class was developed by combining a long-term inflation component, the risk-free real rate of return, and the associated risk premium. A weighted-average rate was developed based on those overall rates and target asset allocation of the Plan.

            Based on current data and assumptions, the following benefit payments, which reflect expected future employee service, as appropriate, are expected to be paid over the next ten years as follows:

Year ending	Expected future benefits payable
2010	$ 180,000
2011	79,000
2012	49,000
2013	220,000
2014	150,000
2015-2019	750,000

The Company does not plan to make contributions to the Plan in 2010.

The following table sets forth the Plan's funded status:

	Years ended December 31,
	2009	2008
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$1,906,813		$2,598,770
Interest cost	113,864		176,429
Actuarial (gain)/loss	145,090		(43,498)
Benefits paid	(35,723)		(44,654)
Effect of settlement/curtailment	---		(780,234)
Projected benefit obligation at end of year	$2,130,044		$1,906,813

Change in Plan Assets:
Fair value of Plan assets at beginning of year	$2,030,402		$2,761,754
Actual return on Plan assets	26,473		16,264
Employer contributions	---		77,272
Benefits paid	(35,723)		(44,654)
Effect of settlement	---		(780,234)
Fair value of Plan assets at end of year	$2,021,152		$2,030,402

Funded status at end of year - (underfunded) overfunded	$(108,892)		$123,589

Amounts recognized in statement of financial position:
Current liability	$(108,892)	$	---
Non-current asset	---		123,589
Total	$(108,892)		$123,589

Amounts recognized in accumulated Other Comprehensive Income ("OCI"):
Total net loss	$518,297		$275,024
Total accumulated OCI (not adjusted for applicable tax)	$518,297		$275,024

UNITED-GUARDIAN, INC.

NOTE  E - BENEFIT PLANS (continued)

Weighted-average assumptions used to determine benefit obligations:
Discount rate	5.75%	6.25%
Rate of compensation increase	5.31%	5.36%

The net periodic pension (benefit) cost includes the following components:

Components of net periodic pension (benefit) cost
Interest cost	$113,864	$176,429
Expected return on Plan assets	(131,315)	(232,109)
Amortization of net actuarial loss	6,659	---
Effect of special events	---	112,552
Net periodic pension (benefit) cost	$(10,792)	$56,872
Other changes recognized in OCI
Net loss	$249,932	$172,348
Amortization of net loss	(6,659)	---
Amount recognized due to special event	---	(112,552)
Total recognized in other comprehensive income	$243,273	$59,796
Total recognized in net periodic benefit cost
and OCI	$232,481	$116,668
Weighted-average assumptions used to determine net period pension (benefit) cost
Discount rate	6.25%	5.75%
Expected long-term return on Plan assets	6.75%	7.00%
Rate of compensation increase	5.36%	5.42%

401(k) Plan

The Company maintains a 401(k) plan for all of its eligible employees. Under the plan, employees may defer up to $16,500 (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in a savings plan.

Because the Company froze all benefits in its defined benefit pension plan as of December 31, 2007, and has initiated termination of that Plan, the Company modified its 401(k) plan, effective January 1, 2008, by increasing the employer matching contribution to a maximum of 100% of the first 4% of each employee's pay.  In 2009 the Company began making additional discretionary contributions to each employee's account based on a “pay-to-pay” safe-harbor formula that qualifies the 401(k) plan under current IRS regulations.

Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $90,000 and $91,000 for the years ended December 31, 2009 and 2008, respectively.

In addition, in December 2009 and 2008 the Company’s Board of Directors authorized discretionary contributions to the modified 401(k) plan in the amount of $175,000 per year, to be allocated among all eligible employees for the 2009 and 2008 plan years.  The 2009 contribution was made in December 2009, and the 2008 contribution, which had been accrued during 2008, was made in January 2009. Employees become vested in the discretionary contributions as follows: 20% after one year of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after five years of employment.

UNITED-GUARDIAN, INC.

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

There were also no stock option transactions from the expired 1993 Non-Statutory Stock Option Plan for Directors.

As of December 31, 2009 and 2008, there were no stock options outstanding.

As of December 31, 2009 and 2008, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any share-based compensation expense during the years ended December 31, 2009 and 2008.

NOTE  F - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	Years ended December 31,
	2009	2008
Numerator:
Net Income	$3,878,963	$3,162,931

Denominator:
Denominator for basic and diluted earnings per share (weighted average shares)	4,946,439	4,946,439

Basic and diluted earnings per share	$.78	$.64

NOTE  G -  GEOGRAPHIC and OTHER INFORMATION

Through its Guardian Laboratories division the Company conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products.  The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the  Company's products. Many of the cosmetic ingredient products manufactured by Guardian, particularly its LUBRAJEL line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: pharmaceuticals, personal care products (including cosmetic ingredients), medical products, and industrial products.  Each product category is marketed differently.  The cosmetic ingredient/personal care products are marketed through a global network of marketing partners and distributors.  These marketing partners purchase product outright from the Company and market and re-sell those products to the end-users.  Title and risk of loss passes to those customers when the goods leave the Company’s facility in Hauppauge, New York, and the Company is under no obligation to accept the return of any product unless the product is defective.  The Company does not make any sales on consignment.

UNITED-GUARDIAN, INC.

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

The geographic information set forth in paragraph "(b)" below is partially based on sales information provided to the Company by Customer A (shown in paragraph "(c)" below), which exclusively markets the Company's cosmetic ingredients in Canada and China, and also sells some of the Company's products into France on a non-exclusive basis along with Customer B.

(a)   Net Revenues

	Years ended December 31,
	2009	2008

Personal Care	$7,976,819	$7,876,801
Pharmaceuticals	2,823,152	2,642,935
Medical	2,682,739	1,958,494
Industrial	124,899	106,543
	13,607,609	12,584,773
Less Discounts and allowances	(330,625)	(292,626)
	$13,276,984	$12,292,147

 (b)  Geographic Information

	Years ended December 31,
	2009		2008
		Long-Lived Assets		Long-Lived Assets
	Revenues		Revenues

United States	$6,612,165	$946,711	$5,226,825	$951,979
Canada	1,828,981	---	1,553,940	---
China	1,415,533	---	1,204,949	---
France	951,241	---	1,347,548	---
Other countries	2,469,064	---	2,958,885	---
	$13,276,984	$946,711	$12,292,147	$951,979

UNITED-GUARDIAN, INC.

(c)  Revenue from Major Customers

	Years ended December 31,
	2009	2008
Customer A	$6,120,001	$5,478,157
Customer B	806,047	1,162,386
All other customers	6,350,936	5,651,604
	$13,276,984	$12,292,147

NOTE H - CONTINGENCIES

While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims.

NOTE I - ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and 2008 consist of:

	2009		2008
Accrued 401(k) plan contribution	$	----	$175,000
Accrued bonuses		182,000	170,000
Accrued distribution fees		303,493	213,541
Other		333,701	410,701
		$819,194	$969,242

NOTE J - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2009 and 2008 the Company paid to Henry Globus, a former officer and current director of the Company, $22,296 and $21,816 respectively, for consulting services in accordance with his employment termination agreement of 1988.

During each of the years ended December 31, 2009 and 2008 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $14,500, and $10,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.

During the year ended December 31, 2008, Kenneth Globus, President of the Company, purchased a used company-owned vehicle for $7,988.