Form 10-Q
period 2010-03-31
UNITED GUARDIAN INC
filed 2010-05-07
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended        March 31, 2010

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________  to  _________

Commission File Number:   1-10526

         UNITED-GUARDIAN, INC. .
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

4,946,439 shares of common stock, par value $.10 per share
 (as of May 1, 2010)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2010	2009

Net sales	$3,576,915	$3,895,143

Costs and expenses:
Cost of sales	1,414,567	1,546,319
Operating expenses	618,049	709,985
	2,032,616	2,256,304
Income from operations	1,544,299	1,638,839

Other income:
Investment income	92,270	91,602

Income from operations before income taxes	1,636,569	1,730,441

Provision for income taxes	540,725	575,200

Net income	$1,095,844	$1,155,241

Earnings per common share (Basic and Diluted)	$0.22	$0.23

Weighted average shares – basic and diluted	4,946,439	4,946,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$2,216,474	$5,021,073
Certificates of deposit	711,154	1,014,866
Marketable securities	10,837,497	8,438,757
Accounts receivable, net of allowance for doubtful accounts of $27,000 at March 31, 2010 and December 31, 2009	1,702,874	1,364,886
Inventories (net)	1,502,040	1,153,134
Prepaid expenses and other current assets	265,325	220,815
Deferred income taxes	443,034	443,034
Total current assets	17,678,398	17,656,565

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,366,209	3,302,967
Building and improvements	2,585,208	2,541,115
Waste disposal plant	133,532	133,532
	6,153,949	6,046,614
Less: Accumulated depreciation	5,137,600	5,099,903
Total property, plant and equipment, net	1,016,349	946,711

Other assets	103,598	113,016

TOTAL ASSETS	$18,798,345	$18,716,292

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

  BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	MARCH 31,	DECEMBER 31,
	2010	2009
Current liabilities:	(UNAUDITED)

Dividends payable	$ ---	$1,582,860
Accounts payable	374,820	322,325
Accrued expenses	874,541	819,194
Pension liability	112,857	108,892
Income taxes payable	504,503	87,403
Total current liabilities	1,866,721	2,920,674

Deferred income taxes	151,927	138,007

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 5,008,639 shares issued, and 4,946,439 shares outstanding at March 31, 2010 and December 31, 2009.	500,864	500,864
Capital in excess of par value	3,819,480	3,819,480
Accumulated other comprehensive loss	(319,750)	(345,992)
Retained earnings	13,138,733	12,042,889
Treasury stock, at cost; 62,200 shares	(359,630)	(359,630)
Total stockholders’ equity	16,779,697	15,657,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,798,345	$18,716,292

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

 STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,095,844	$1,155,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,075	42,174
Realized loss on sale of investments	5,564	---
Recovery of losses on accounts receivable	---	(2,616)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(337,988)	(132,777)
Inventories	(348,906)	163,863
Prepaid expenses and other currentassets	(44,510)	39,106
Accounts payable	52,495	146,771
Accrued expenses and taxes payable	476,412	352,667

Net cash provided by operating activities	953,986	1,764,429

Cash flows from investing activities:
Acquisition of property, plant and equipment	(115,295)	(3,905)
Net change in certificates of deposit	303,712	(3,818)
Proceeds from sale of marketable securities	600,000	300,000
Purchase of marketable securities	(2,964,142)	(44,337)
Net cash (used in) provided by investingactivities	(2,175,725)	247,940

Cash flows from financing activities:
Payment of long-term debt	---	(1,997)
Dividends paid	(1,582,860)	(1,385,003)
Net cash used in financing activities	(1,582,860)	(1,387,000)

Net (decrease) increase in cash and cashequivalents	(2,804,599)	625,369
Cash and cash equivalents at beginning of period	5,021,073	3,425,538
Cash and cash equivalents at end of period	$2,216,474	$4,050,907

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2010.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

3.	Stock-Based Compensation

At March 31, 2010, the Company had a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.  The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statements.

As of March 31, 2010, the Company had no share-based awards outstanding and exercisable and did not grant any options during the three months ended March 31, 2010.

As of March 31, 2010, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense during the three-month periods ended March 31, 2010 and 2009.

The Company did not receive any proceeds from the exercise of options during the three months ended March 31, 2010 and 2009.

4.	Recent Accounting Pronouncements

In February 2010, the FASB amended its authoritative guidance related to subsequent events to alleviate potential conflicts with current United States Securities and Exchange Commission (“SEC”) guidance.  Effective immediately, these amendments remove the requirement that an SEC filer disclose the date through which it has evaluated subsequent events.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or nonrecurring fair-value measurements of assets and liabilities, including 1) the amounts of significant transfers between Level 1 and Level 2 fair-value measurements and the reasons for the transfers, 2) the reasons for any transfers in or out of Level 3, and 3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements.  Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 first quarter.  The Company did not have transfers of assets and liabilities in or out of Level 1 and Level 2 fair-value measurements and does not have assets and liabilities requiring Level 3 fair-value measurements.  The adoption of this disclosure-only guidance is included in Note 5 — Investments and did not have an impact on the Company’s financial results.

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective for the Company’s fiscal 2010 first quarter and did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance that requires more information about transfers of financial assets, eliminates the qualifying special purpose entity (“QSPE”) concept, changes the requirements for derecognizing financial assets and require additional disclosures.  This guidance became effective for the Company’s fiscal 2010 first quarter and did not have an impact on the Company’s financial statements.

In June 2009, the FASB issued authoritative guidance that amended the consolidation guidance applicable to variable interest entities.  This guidance became effective for the Company’s fiscal 2010 first quarter and did not have an impact on the Company’s financial statements.

5.	Investments

The fair values of the Company’s marketable securities and certificates of deposit are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially for the full term of the financial statement.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets.

March 31, 2010
			Unrealized
	Cost	Fair Value	Gain/(Loss)
Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$1,044,653	$1,046,780	$2,127
Maturities after 1 year through 5 years	1,108,726	1,119,414	10,688
Total U.S. treasury and agencies	2,153,379	2,166,194	12,815
Corporate bonds
Maturities after 1 year through 5 years	267,251	264,272	(2,979)
Fixed income mutual funds	8,142,360	8,186,377	44,017
Equity and other mutual funds	245,574	220,654	(24,920)
	$10,808,564	$10,837,497	$28,933

December 31, 2009

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$1,650,218	$1,659,596	$9,378
Maturities after 1 year through 5 years	1,108,726	1,124,527	15,801
Total U.S. treasury and agencies	2,758,944	2,784,123	25,179
Corporate bonds
Maturities after 1 year through 5 years	267,251	262,846	(4,405)
Fixed income mutual funds	5,179,005	5,181,990	2,985
Equity and other mutual funds	244,786	209,798	(34,988)
	$8,449,986	$8,438,757	$(11,229)

The fair values of the Company’s certificates of deposit, which approximated cost at March 31, 2010 and December 31, 2009, were determined using Level 2 inputs.  Unrealized gains and losses were not material.

Proceeds from the sale and redemption of U.S. treasury and agency bonds amounted to $600,000 for the three months ended March 31, 2010, which included a realized loss of $5,564.  Proceeds, which approximated cost, from the sale and redemption of U.S. treasury and agency bonds amounted to $300,000 for the three months ended March 31, 2009.

Investment income consisted principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

Marketable securities include investments in equity mutual funds, government securities and corporate bonds which are classified as “available-for-sale” securities and are reported at their fair values.  Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects.  Investment income is recognized when earned.  Realized gains and loses on sales of investments are determined on a specific identification basis.

6.	Inventories - Net
	March 31,	December 31,
	2010	2009
Inventories consist of the following:
Raw materials and work in process	$638,203	$329,562
Finished products	863,837	823,572
	$1,502,040	$1,153,134

Finished products inventories at March 31, 2010 and December 31, 2009 are stated net of a reserve of $39,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

Cash payments for taxes were $125,300 and $83,420 for the three months ended March 31, 2010 and 2009, respectively.  There were no payments for interest during the three months ended March 31, 2010 and March 31, 2009.

Research and development expenses amounted to $128,153 and $102,320 for the three months ended March 31, 2010 and March 31, 2009, respectively, and are included in operating expenses.

The Company paid dividends of $1,582,860 ($0.32 per share) and $1,385,003 ($0.28 per share) during the periods ended March 31, 2010 and March 31, 2009.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2009 and March 31, 2010, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service  and by New York State for years 2006 through 2009.

The Company's policy is to recognize interest and penalties as interest expense.

9.	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,
	2010	2009

Net income	$1,095,844	$1,155,241

Other comprehensive income:

Unrealized gain on marketable securities during period	40,162	5,072

Income tax expense related to other comprehensive income	13,920	1,758

Other comprehensive income, net of tax	26,242	3,314
Comprehensive income	$1,122,086	$1,158.555

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

10.	Defined Benefit Pension Plan and New Defined Contribution Plan

The Company previously sponsored a non-contributory defined benefit plan (“Plan”) for its employees.  As of December 31, 2007 the Company curtailed future benefit accruals to the Plan and reported the effect of the curtailment through December 31, 2008.  The following table sets forth the components of the projected net periodic costs (benefit) for the year ending December 31, 2010 and the actual net periodic benefit cost for the year ended December 31, 2009.

	2010	2009
	(projected)
Interest cost – projected benefit obligation	$117,303	$113,864
Expected return on plan assets	(130,353)	(131,315)
Amortization of net loss	28,910	6,659
Net periodic costs (benefit)	$15,860	$(10,792)

The Company did not make any contributions to the Plan in 2010 or 2009. The Company recorded expense and income applicable to the plan of $3,965 and $2,698 for the three months ended March 31, 2010 and March 31, 2009 respectively.  These amounts are included in operating expenses.

As of December 31, 2007 the Company froze future benefit accruals to the Plan while it investigated the advisability of replacing the Plan with a defined contribution plan, to be coordinated with, and be part of, the Company’s 401(k) plan. On February 19, 2008, the Company decided to terminate the Plan, subject to regulatory approval.  In March 2010, the Company received regulatory approval to terminate the plan, and expects to do so by the end of 2010.

Upon termination of the Plan, non-vested benefits will become fully vested.  Any resulting gain will first be offset against any existing net loss included in accumulated other comprehensive income. If the net effect of a termination is a gain, the gain is to be recognized when the termination occurs, which would be the earlier of the date the employees are terminated or the date the Plan is terminated.

For the new defined contribution plan, the Company made contributions of $43,750 in each of the three-month periods ended March 31, 2010 and March 31, 2009.

11.      Other Information

(a)   Accrued Expenses
	March 31,	December 31,
	2010	2009

Accrued 401K plan contributions	$43,750	$ ---
Accrued bonuses	273,000	182,000
Accrued distribution fees	303,759	303,493
Other	254,032	333,701
	$874,541	$819,194

   (b) Related Party Transactions

During the three-month periods ended March 31, 2010 and March 31, 2009, the Company paid to Henry Globus, a former officer and current director of the Company $5,574, in each of the three-month periods, for consulting services in accordance with his employment termination agreement of 1988.

During the three-month period ended March 31, 2009 the Company paid to Bonamassa, Maietta and Cartelli, LLP $1,500 for accounting and tax services.  There were no payments to Bonamassa, Maietta and Cartelli, LLP for the three-month period ended March 31, 2010.    Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q, which are not purely historical, are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company. Forward-looking statements may be identified by the use of such words as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other similar expressions.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, pension costs, patents, and income taxes. Since December 31, 2009, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2009, and a comparison of the results of operations for the three months ended March 31, 2010 and March 31, 2009. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Sales

For the three-month period ended March 31, 2010, net sales decreased by $318,228 (8.2%) as compared with March 31, 2009.  The change in net sales for the three-month period ended March 31, 2010 was primarily attributable to a decrease in sales of the Company’s medical (non-pharmaceutical) products, as discussed below.

(a)
Personal care products: For the three months ended March 31, 2010 the Company’s gross sales of personal care products decreased by $132,383 (5.8%) when compared with the same period in 2009.  This decrease was due to a decrease of $202,415 (11.4%) in sales to the Company’s largest distributor for the three-month period ended March 31, 2010 when compared with the comparable period in 2009.  The Company believes that this decline was primarily due to the timing of customer orders. This decrease was partially offset by an increase of $70,032 (13.3%) in sales to the Company’s other distributors.

(b)
Pharmaceuticals:  Pharmaceutical gross sales increased by $116,259 (17.7%) for the three months ended March 31, 2010 when compared with the same period in 2009.  On April 1, 2010, the Company implemented a price increase on its pharmaceutical products, which resulted in customers purchasing larger than normal volumes in advance of the price increase. In 2009 the Company did not implement a pharmaceutical price increase until May, so the increase in sales due to the price increase was not felt until the second quarter.

(c)
Medical (non-pharmaceutical) products:  Gross sales of the Company’s medical products decreased $322,034 (32.2%) for the three-month period ended March 31, 2010 when compared with the same period in 2009.  The decrease was primarily the result of a decrease in sales of $264,816 to one of the Company’s customers. This customer had increased its purchases in the first half of 2009 prior to a move of its production operations in late 2009, and did not resume its purchasing until late February of 2010.

In addition to the above changes in sales, net sales allowances increased by $15,056 (18.8%) for the three months ended March 31, 2010 when compared with the same period in 2009.  This increase was primarily due to increases in allowances for distribution fees.

Cost of Sales

Cost of sales as a percentage of sales decreased slightly to 39.5% for the three months ended March 31, 2010 from 39.7% for the comparable period in 2009.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses decreased $91,936 (12.9%) for the three months ended March 31, 2010 compared with the comparable period in 2009. This decrease was primarily attributable to decrease in payroll and payroll-related expenses, as well as decreases in professional and consulting fees.

Other Income

Investment income increased $668 (0.7%) for the three months ended March 31, 2010 when compared with the comparable period in 2009. This was the result of higher average cash balances, which offset the decline in interest rates.

Provision for Income Taxes

The provision for income taxes decreased by $34,475 (6.0%) for the three months ended March 31, 2010 when compared with the same period in 2009.  This decrease is mainly due to a decrease in income from operations before taxes of $93,872 (5.4%) in 2010 when compared with 2009.

The Company's effective income tax rate was approximately 33.0% for the three months ended March 31, 2010 and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,075,786 to $15,811,677 at March 31, 2010 from $14,735,891 at December 31, 2009. The current ratio increased to 9.5 to 1 at March 31, 2010 from 6.0 to 1 at December 31, 2009. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable.

During the three-month period ended March 31, 2010 the average period of time that an account receivable was outstanding was approximately 39 days. The average period of time that an account receivable was outstanding during the three-month period ended March 31, 2009 was 34 days.  The increase was mainly due to a few customers who were paying more slowly than normal during the three-month period ended March 31, 2010.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2010.

The Company generated cash from operations of $953,986 and $1,764,429 for the three months ended March 31, 2010 and March 31, 2009, respectively. The decrease in cash was primarily due to an increase in inventory and accounts receivable.

Cash used in investing activities for the three-month period ended March 31, 2010 was $2,175,725, while cash provided by investing activities for the three-month period ending March 31, 2009 was $247,940. This decrease in cash was primarily due to the purchase of marketable securities.

Cash used in financing activities was $1,582,860 for the three months ended March 31, 2010 compared to $1,387,000 for the three months ended and March 31, 2009.   These activities were mainly related to dividend payments and an increase in the dividends per share.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of other opportunities that are in the best interests of the Company, should they arise.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	(Removed and Reserved)

ITEM 5.      OTHER INFORMATION

NONE

ITEM 6.      EXHIBITS

31.1	Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Kenneth H. Globus, President and principal executive officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By:  /s/  KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /s/  ROBERT S. RUBINGER
Robert S. Rubinger
Chief Financial Officer
Date:  May 7, 2010