Form 10-Q
period 2010-09-30
UNITED GUARDIAN INC
filed 2010-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  September  30, 2010

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________  to  _________

Commission File Number:   1-10526

UNITED-GUARDIAN, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-1719724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑

Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act.)     Yes  ☐      No  ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,596,439 shares of common stock, par value $.10 per share
 (as of November  1, 2010)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC. STATEMENTS OF INCOME (UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2010	2009	2010	2009

Net sales	$11,159,860	$10,281,426	$3,848,393	$3,393,139

Costs and expenses:
Cost of sales	4,261,999	4,137,843	1,450,053	1,317,927
Operating expenses	1,925,438	1,938,293	598,809	540,911
Pension plan termination	847,744	---	---	---
	7,035,181	6,076,136	2,048,862	1,858,838
Income from operations	4,124,679	4,205,290	1,799,531	1,534,301

Other income:
Investment income	291,100	274,010	65,954	88,927
Gain on sale of assets	---	420	---	420
	291,100	274,430	65,954	89,347

Income from operations before income taxes	4,415,779	4,479,720	1,865,485	1,623,648

Provision for income taxes	1,451,626	1,487,300	621,700	541,900

Net Income	$2,964,153	$2,992,420	$1,243,785	$1,081,748

Earnings per common share (Basic and Diluted)	$0.62	$0.60	$0.27	$0.22

Weighted average shares – basic and diluted	4,786,183	4,946,439	4,596,439	4,946,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(UNAUDITED)

ASSETS	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,688,688	$5,021,073
Certificates of deposit	---	1,014,866
Marketable securities	8,826,180	8,438,757
Accounts receivable, net of allowance for doubtful accounts of $27,000 at September 30, 2010 and December 31, 2009	1,371,527	1,364,886
Inventories (net)	1,150,499	1,153,134
Prepaid expenses and other current assets	139,443	220,815
Deferred income taxes	263,393	443,034
Total current assets	13,439,730	17,656,565

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,609,727	3,302,967
Building and improvements	2,618,253	2,541,115
Waste disposal plant	133,532	133,532
	6,430,512	6,046,614
Less: Accumulated depreciation	5,217,898	5,099,903
Total property, plant and equipment, net	1,212,614	946,711

Other assets	84,762	113,016

TOTAL ASSETS	$14,737,106	$18,716,292

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Current liabilities:	(UNAUDITED)

Dividends payable	$ ---	$1,582,860
Accounts payable	92,216	322,325
Accrued expenses	598,575	819,194
Pension liability	---	108,892
Income taxes payable	157,303	87,403
Total current liabilities	848,094	2,920,674

Deferred income taxes	58,121	138,007

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,596,439 and 5,008,639 shares issued, and 4,596,439 and 4,946,439 shares outstanding, at September 30, 2010 and December 31, 2009, respectively	459,644	500,864
Capital in excess of par value	---	3,819,480
Accumulated other comprehensive income (loss)	109,567	(345,992)
Retained earnings	13,261,680	12,042,889
Treasury stock, at cost; 62,200 shares at December 31, 2009	---	(359,630)
Total stockholders’ equity	13,830,891	15,657,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,737,106	$18,716,292

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,964,153	$2,992,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,349	128,544
Realized (gain) loss on sales of marketable securities	(47,080)	633
Gain on sale of equipment	---	(420)
Realized loss on pension termination	338,655	---
Reduction in allowance for bad debts	---	(2,616)
Decrease (increase) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(6,641)	(127,643)
Inventories	2,635	144,829
Prepaid expenses and other current and non-current assets	81,372	(30,464)
Deferred income taxes	37,742	---
Accounts payable	(230,109)	17,910
Accrued expenses and taxes payable	(150,719)	95,361
Pension liability	(108,892)	---
Net cash provided by operating activities	3,057,465	3,218,554

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(413,998)	(28,521)
Proceeds from sale of assets	---	20,000
Proceeds from sales of marketable securities	5,404,428	900,000
Purchases of marketable securities	(5,565,854)	(536,725)
Net change in certificates of deposit	1,014,866	(2,027,503)
Net cash provided by (used in) investingactivities	439,442	(1,672,749)

Cash flows from financing activities:
Acquisition of treasury stock	(3,762,500)	---
Payment of long term debt	---	(6,657)
Dividends paid	(3,066,792)	(2,770,006)
Net cash used in financing activities	(6,829,292)	(2,776,663)

Net decrease in cash and cashequivalents	(3,332,385)	(1,230,858)
Cash and cash equivalents at beginning of period	5,021,073	3,425,538
Cash and cash equivalents at end of period	$1,688,688	$2,194,680

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

2.     Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2010.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of September 30, 2010, the Company had no share-based awards outstanding and exercisable and did not grant any options during the nine months ended September 30, 2010.

As of September 30, 2010, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense during the nine- and three-month periods ended September 30, 2010 and 2009.

The Company did not receive any proceeds from the exercise of options during the nine months ended September 30, 2010 and 2009.

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

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or non-recurring fair-value measurements of assets and liabilities, including 1) the amounts of significant transfers, 2) the reasons for any transfers in or out of Level 3, and 3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements.  Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 first quarter.  The Company did not have transfers of assets and liabilities in or out of Level 1 and Level 2 fair-value measurements and does not have assets and liabilities requiring Level 3 fair-value measurements.  The adoption of this disclosure-only guidance is included in Note 5 – Investments and did not have an impact on the Company’s financial results.

In August 2009, the FASB issued authoritative guidance to provide clarification on measuring liabilities at fair value when a quoted price in an active market is not available.  In these circumstances, a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair-value measurement guidance, such as an income approach or a market approach.  The new guidance also clarifies that, when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  This guidance became effective for the Company’s fiscal 2010 first quarter and did not have an impact on the Company’s financial statements.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair-value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

			Unrealized
September 30, 2010	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,102,908	$1,096,334	$(6,574)
Mature after 1 year through 5 years	249,136	246,915	(2,221)
Total US Treasury and agencies	1,352,044	1,343,249	(8,795)
Corporate bonds
Maturities after 1 year through 5 years	267,251	262,067	(5,184)
Fixed income mutual funds	6,791,442	7,001,308	209,866
Equity and other mutual funds	247,755	219,556	(28,199)
	$8,658,492	$8,826,180	$167,688

			Unrealized
December 31, 2009	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$1,650,218	$1,659,596	$9,378
Maturities after 1 year through 5 years	1,108,726	1,124,527	15,801
Total US Treasury and agencies	2,758,944	2,784,123	25,179
Corporate bonds
Maturities after 1 year through 5 years	267,251	262,846	(4,405)
Fixed income mutual funds	5,179,005	5,181,990	2,985
Equity and other mutual funds	244,786	209,798	(34,988)
	$8,449,986	$8,438,757	$(11,229)

Proceeds from the sale and redemption of marketable securities amounted to $5,404,428 for the nine months ended September 30, 2010, which included realized gains of $47,080. Proceeds, which approximated cost, from the sale and redemption of marketable securities, amounted to $900,000 for the nine months ended September 30, 2009.

Investment income consisted principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

Marketable securities include investments in equity and fixed-income mutual funds, government securities and corporate bonds which are classified as “available-for-sale” securities and are reported at their fair values.  Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects.  Investment income is recognized when earned.  Realized gains and loses on sales of investments are determined on a specific identification basis.

6.	Inventories - Net

	September 30,	December 31,
	2010	2009
Inventories consist of the following:
Raw materials and work in process	$459,924	$329,562
Finished products	690,575	823,572
	$1,150,499	$1,153,134

Finished product inventories at September 30, 2010 and December 31, 2009 are stated net of a reserve of $39,000 for slow moving obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,525,300 and $1,333,420 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  No payments were made for interest during these periods.

The Company paid $3,066,792 ($0.62 per share) and $2,770,006 ($0.56 per share) in dividends for the nine months ended September 30, 2010 and September 30, 2009, respectively.

On May 29, 2010 the Company retired 350,000 shares of stock that it purchased from Kenneth H. Globus, the Company's President and largest stockholder.  On June 9, 2010 the Company retired the 62,200 shares of its stock which it previously held as treasury stock.

Research and development expenses amounted to $466,441 and $400,928 for the nine months ended September 30, 2010 and September 30, 2009, respectively, and are included in operating expenses.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2010 and December 31, 2009 the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2007 through 2009.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

The components of comprehensive income are as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009

Net income	$2,964,153	$2,992,420	$1,243,785	$1,081,748

Other comprehensive income
Unrealized gain on marketable securities during period	178,917	329,700	115,031	182,923
Adjustment for pension termination	518,296	---	---	---

Income tax expense related to other comprehensive income	(241,654)	(114,274)	(39,870)	(63,401)

Other comprehensive income, net of tax	455,559	215,426	75,161	119,522
Comprehensive income	$3,419,712	$3,207,846	$1,318,946	$1,201,270

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

10.	Defined Benefit Pension Plan and New Defined Contribution Plan.

Defined Benefit Pension Plan: The Company previously sponsored a non-contributory defined benefit plan (“DB Plan”) for its employees.  The Company curtailed future benefit accruals to the DB Plan, which had been frozen since December 31, 2007. In March 2010, the Company received regulatory approval to terminate the DB Plan, and on July 13, 2010 the DB Plan was formally terminated. The termination resulted in the Company recognizing a one-time non-cash expense of $518,296, offset by a $179,641 tax benefit associated with recognizing unamortized actuarial losses.  In addition, the Company provided for a cash contribution of $337,378, offset by a $116,900 tax benefit, in order to fully fund the DB Plan.  The recognition of the non-cash and cash contributions resulted in a before-tax charge of $847,744, and an after-tax charge of $559,133 ($0.12 per share) for the nine-month period ended September 30, 2010.  Since the non-cash expense had previously been provided for as a charge to other comprehensive income, the net effect of the termination on stockholders’ equity was a decrease of $220,478.

Defined Contribution Plan:  As a result of the discontinuation of its DB Plan, effective January 1, 2008 the Company modified its 401(k) defined contribution plan ("DC Plan") by increasing the employer matching contribution to a maximum of 100% of the first 4% of each employee's pay.  In 2009, the Company also began making additional discretionary contributions to each employee's account based on a “pay-to-pay” safe-harbor formula that qualifies the 401(k) plan under current IRS regulations.  In the three-month period ended March 31, 2010 the Company had provided for a discretionary contribution of $43,750 to the DC Plan, but, as a result of the unexpected costs the Company incurred in terminating the DB Plan, the Company reversed that provision in the second quarter of 2010. Thus, the Company does not currently have any provisions for discretionary contributions to the DC Plan for FY-2010.  For the nine-month period ended September 30, 2009 the Company had provided for a contribution of $131,250 to the DC Plan.

11.	Other Information

(a)   Accrued Expenses

	September 30,	December 31,
	2010	2009

Accrued bonuses	$90,000	$182,000
Accrued distribution fees	171,900	303,493
Other	336,675	333,701
	$598,575	$819,194

(b)  Related Party Transactions

During each of the nine-month periods ended September 30, 2010 and September 30, 2009, the Company paid to Henry Globus, a former officer and current director of the Company, $16,722, for consulting services in accordance with his employment termination agreement of 1988.

During the nine-month periods ended September 30, 2010 and September 30, 2009, the Company paid to Bonamassa, Maietta and Cartelli, LLP $13,500 and $13,000, respectively, for accounting and tax services.   Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2009, and a comparison of the results of operations for the nine and three months ended September 30, 2010 and September 30, 2009. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

RESULTS OF OPERATIONS

Sales

Net sales for the nine-month period ended September 30, 2010 increased $878,434 (8.5%) as compared with the corresponding period in 2009, and net sales for the three-month period ended September 30, 2010 increased $455,254 (13.4%) as compared with the comparable period ended September 30, 2009. The changes in net sales for both the nine- and three-month periods ended September 30, 2010 were principally attributable to changes in sales of the following product lines:

(a)
Pharmaceuticals:  Pharmaceutical sales for the nine months ended September 30, 2010 decreased $183,861 (8.1%) compared with the same period in 2009, and pharmaceutical sales for the three months ended September 30, 2010 increased $89,166 (14.7%) when compared with the three months ended September 30, 2009.  The decrease in the nine-month sales for 2010 compared with 2009 was the result of a price increase that was implemented on May 1, 2009, which caused a significant increase in sales in April 2009 as customers purchased additional inventory in anticipation of the price increase. The Company implemented a price increase on April 1, 2010, but the increase in sales prior to the effective date of the 2010 increase was much smaller than it was in 2009. As a result, 2010 sales of these products are gradually approaching 2009 levels. Since the annual unit sales volume of these products is relatively stable from year-to-year, the Company estimates that the dollar value of pharmaceutical sales in calendar 2010 will increase as a result of the price increase that occurred in April 2010.

(b)
Personal care products: For the nine months ended September 30, 2010, the Company’s sales of personal care products increased by $1,020,082 (16.9%) when compared with the nine months ended September 30, 2009. For the three months ended September 30, 2010, the Company’s sales of personal care products increased by $120,117 (5.0%) when compared with the three months ended September 30, 2009. These increases were primarily the result of sales increases in 2010 to the Company’s two largest marketing partners, ISP and Sederma. For the nine- and three-month periods ended September 30, 2010, sales to ISP increased by $682,993 (14.8%) and $247,571 (13.8%), respectively, compared with the corresponding periods in 2009. Sales to Sederma increased by $296,463 (49.9%) for the nine-month period ended September 30, 2010, but decreased by $152,168 (47.3%) for the three-month period ended September 30, 2010, compared with the corresponding periods in 2009. The Company believes that these changes are due primarily to inconsistencies in Sederma's ordering pattern.

(c)
Medical (non-pharmaceutical) products:  Sales of the Company’s medical products decreased by $199,984 (9.3%) for the nine-month period ended September 30, 2010, when compared with the corresponding period ended September 30, 2009. For the three months ended September 30, 2010, the Company’s sales of medical products increased by $214,300 (49.0%) when  compared with the three months ended September 30, 2009. These changes are primarily due to one of the Company’s customers that concentrated all of its 2009 purchases into the first six months of 2009 prior to moving a production facility in late 2009. That customer's purchases have been more evenly distributed in 2010, resulting in higher sales of these products in the second half of 2010 when compared with the second half of 2009.

In addition to the above changes in sales, for the nine- and three-month periods ended September 30, 2010, net sales allowances decreased $187,755 (69.3%) and $11,281 (13.3%), respectively, when compared with the corresponding periods in 2009. The decreases were due to decreases in allowances for distribution fees.

Cost of Sales

Cost of sales as a percentage of sales decreased to 38.2% for the nine months ended September 30, 2010 from 40.2% for the comparable period in 2009.  For the three months ended September 30, 2010, cost of sales as a percentage of sales decreased to 37.7% from 38.8% for the comparable period in 2009.   The decreases in cost of sales as a percentage of sales were primarily due to increased sales of higher margin products, and a decrease in sales of one of its lower-margin products in the first nine months of 2010 compared with the same period in 2009.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased $12,855 (0.7%) for the nine-month period ended September 30, 2010 and increased $57,898 (10.7%) for the three-month period ended September 30, 2010 compared with the comparable periods in 2009. The increase for the three-month period ended September 30, 2010 was primarily due to increases in depreciation and payroll related costs.

Defined Benefit Pension Plan Termination

On July 13, 2010, the Company terminated its DB Plan.  The termination resulted in the Company recognizing a one-time non-cash expense of $518,296, offset by a $179,641 tax benefit associated with recognizing unamortized actuarial losses.  In addition, the Company provided for a cash contribution of $337,378, offset by a $116,900 tax benefit, in order to fully fund the DB Plan.  The recognition of the non-cash and cash contributions resulted in a before-tax charge of $847,744, and an after-tax charge of $559,133 ($0.12 per share) for the nine-month period ended September 30, 2010.  Since the non-cash expense had previously been provided for as a charge to other comprehensive income, the net effect of the termination on stockholders’ equity was a decrease of $220,478.

Other Income

For the nine- and three-month periods ended September 30, 2010, investment income increased $17,090 (6.2%) and decreased $22,973 (25.8%), respectively, when compared with the comparable periods in 2009. The increase for the nine-month period was attributable primarily to capital gains realized on the sale of marketable securities.  The decrease for the three-month period was mainly attributable to a decline in interest rates, lower interest-earning cash balances, and lower returns on investments.

Provision for Income Taxes

For the nine- and three-month periods ended September 30, 2010, the provision for income taxes decreased by $35,674 (2.4%) and increased by $79,800 (14.7%), respectively, when compared with the comparable periods in 2009. These changes were primarily due to changes in income before taxes.

The Company's effective income tax rate was approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $2,144,255 to $12,591,636 at September 30, 2010 from $14,735,891 at December 31, 2009.  The decrease in working capital was primarily due to the acquisition by the Company of 350,000 shares of Company stock from the Company's largest shareholder. The current ratio increased to 15.8 to 1 at September 30, 2010 from 6.0 to 1 at December 31, 2009. The increase in the current ratio was primarily due to the effect of a decrease in dividends payable, partially offset by other changes in working capital items.

During the nine-month period ended September 30, 2010, the average period of time that an account receivable was outstanding was approximately 33 days. The average period of time that an account receivable was outstanding during the nine-month period ended September 30, 2009 was 39 days.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2010.

The Company generated cash from operations of $3,057,465 and $3,218,554 for the nine months ended September 30, 2010 and September 30, 2009, respectively. The decrease was primarily due to decreases in accounts payable and accrued expenses partially offset by an increase in prepaid expenses and other current assets.

Cash provided by investing activities for the nine-month period ended September 30, 2010 was $439,442, while cash used in investing activities was $1,672,749 for the nine-month period ended September 30, 2009. This increase was primarily due to the redemption of certificates of deposit.

Cash used in financing activities was $6,829,292 and $2,776,663 for the nine months ended September 30, 2010 and September 30, 2009, respectively.  This increase was mainly due to the acquisition of treasury stock from the President of the Company.

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

Date:  November 10, 2010