Form 10-K
period 2010-12-31
UNITED GUARDIAN INC
filed 2011-03-25
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company.)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes  ☐       No  ☑

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate  market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $28,995,436.  (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2011, the Registrant had issued and outstanding 4,596,439 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain  information  required by Part III  (portions of Item 10, as well as Items  11,  12,  and  13) is  incorporated  by  reference  from  the  Registrant's definitive  proxy statement for the 2011 annual meeting of  stockholders  ("2011 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934,  as amended (the "Exchange Act"), is to be filed  with the Securities  and  Exchange Commission no later than 120 days after Registrant's fiscal year end.

Cover Page 2 of 2

This Annual Report on Form 10-K contains both historical and "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such "safe harbor" provisions and is including this statement for that express purpose. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such "forward-looking" statements in this report reflect the Registrant's views as of the date of filing of this report with the United States Securities and Exchange Commission (the “SEC”) with respect to future events and financial performance, and are subject to a variety of factors that could cause the Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Registrant's operations, and other factors described in this report and in prior filings with the SEC.  Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Registrant, the Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

PART  I

Item 1.	Business.

(a) Introduction

United-Guardian, Inc. ("United", the "Registrant", or the “Company”) is a Delaware corporation that, through its Guardian Laboratories Division ("Guardian"), manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical and health care products, and specialty industrial products.  It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products. United's predecessor, United International Research, Inc. ("UIR"), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, United's Chairman and Director of Research until his death on April 9, 2009. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corp. ("GCC"), an affiliate of UIR, whereby GCC was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile of United to Delaware.

The Company conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. The research and development department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company's products.

The Company has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL® line of cosmetic ingredients and medical lubricants, which accounted for approximately 78% of

1 of 25

UNITED-GUARDIAN, INC.

the Company's sales in 2010, and its RENACIDIN® IRRIGATION ("RENACIDIN"), a pharmaceutical product that accounted for approximately 17% of the Company's sales in 2010. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company or by the Company’s marketing partners.

 (b)  Narrative Description of Business

The Company manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical and health care products, and specialty industrial products.  It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products. The Company endeavors to develop products that fill a need in the marketplace, have unique properties, and use proprietary technology that it protects with patents whenever possible. Many of the Company's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by the Company, including the cosmetic ingredients, are marketed to end-users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major international cosmetic and personal care products companies.  The Company sells product outright to its marketing partners, FOB the Company’s plant in Hauppauge, New York, and those marketing partners in turn resell those products to their customers, who are typically the end-users of the products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable except at the discretion of the Company.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: pharmaceuticals, personal care products (including cosmetic ingredients), medical products, and industrial products.  Each product category is marketed differently.

The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end-users primarily through major drug wholesalers, which purchase the Company’s products outright for resale to their customers.  The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective, or (b) they are outdated but within one year after their expiration date, which is in accordance with standard pharmaceutical industry practice. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies.  The non-pharmaceutical medical products and the specialty industrial products are sold directly by the Company to the end-users.

The Company's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL® and RENACIDIN®, as well as some other Company trademarks, are registered as trademarks with the United States Patent and Trademark Office.

    PRODUCTS

The Company operates in one business segment and serves several end markets:

PERSONAL CARE

LUBRAJEL is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care and medical products.  In the personal care industry, they are used primarily as moisturizers and bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions.  For medical products, their primary use is as a lubricant. The largest selling product in the LUBRAJEL line in 2010 was LUBRAJEL CG, the original form of LUBRAJEL, followed in sales by LUBRAJEL Oil.  Some of the other varieties of LUBRAJEL sold for

2 of 25

UNITED-GUARDIAN, INC.

cosmetic use (all using the LUBRAJEL name) are MS, DV, TW, NP, WA, PF and LUBRAJEL II XD.  In addition, many of the above products are available in comparable formulations that do not use parabens as the preservative and use a different preservative instead, which is preferred by some customers.   Those equivalent products are differentiated by adding the word 'Free' after the name (for example, LUBRAJEL MS Free), indicating that it does not contain parabens.

LUBRAJEL PF is a completely preservative-free form of LUBRAJEL currently being marketed primarily by Societe D'Etudes Dermatologiques ("Sederma"), a subsidiary of Croda International Plc (“Croda”), under Sederma’s tradename "Norgel". Sederma is the Company's marketing partner and distributor in France and, along with its parent company, Croda, is a major supplier of cosmetic ingredients in Europe. The product is distributed by some of the Company's other marketing partners under the  LUBRAJEL "PF" tradename. Tests conducted by Sederma indicated that the product self-preserves, and aids in the preservation of other cosmetic ingredients with which it is formulated.

Each of the following products accounted for less than 2% of the Company’s sales in 2010:

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

LUBRAJEL II XD is a version of LUBRAJEL that was developed to be a direct replacement for one of the competitive products to LUBRAJEL.

KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent, that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. Klensoft sales have been inconsistent due to the buying patterns of the main customer for the product. As a result, in 2010 sales of Klensoft increased significantly over 2009, but are expected to decline again in 2011.

UNITWIX® is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product.  The Company is presently working on a new formula for Unitwix that will lower the cost and make it more competitive in the marketplace. However, until it is evaluated by customers the Company cannot be sure that the new formula will be acceptable to existing customers for this product.

CONFETTI™ DERMAL DELIVERY FLAKES is a product line introduced in 2000 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to, and suspended in, various water-based products. The product color and ingredients can be customized to meet the needs of individual customers.   Sales of this product have declined over the years, and there is currently only one customer for this product.  That customer did not purchase any product in 2010 but is expected to purchase again in 2011.

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

3 of 25

UNITED-GUARDIAN, INC.

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

Any future increases in sales of the LUBRAJEL line of products may be negatively impacted by sales of competitive products, especially new products being produced in China.  However the Company believes that, because of the proprietary nature of the LUBRAJEL formulations, the strong brand name identity, the cost to the end-user of reformulation, the Company’s long history of supplying quality products, the extensive line of LUBRAJEL formulations, and the Company’s continuing product development programs, it will continue to be able to compete effectively in the marketplace and expand the market for its LUBRAJEL product line.  See “Competition” below.

MEDICAL

LUBRAJEL RR and RC are water-based gels used primarily as lubricants for catheters.   Both are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for these unique forms of LUBRAJEL that expires in December 2013. LUBRAJEL RR was the original radiation-resistant LUBRAJEL product. LUBRAJEL RC was developed specifically for one customer that packages the product in unit doses as a catheter lubricant for many manufacturers. Combined sales of these two products were 11% of the Company’s sales in 2010. Sales of these two products decreased by 3% compared with sales of these two products in 2009. The decrease was primarily the result of the purchasing pattern of one customer for LUBRAJEL RC.

LUBRAJEL MG is the original form of LUBRAJEL developed for medical use, and is used by many medical device manufacturers for lubricating urinary catheters, prelubricated enema tips, and other medical devices. Sales increased by 10% in 2010 due to what the Company believes are fluctuations in the buying patterns of customers for this product. Sales of this product represented 3% of the Company’s sales in 2010.

LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use in a line of mouth moisturizers that it markets. Sales of this product decreased by 13% in 2010 compared with sales in 2009. This was a result of that customer having filled its distribution channels following the

4 of 25

UNITED-GUARDIAN, INC.

acquisition of the product line that includes this product by a major multinational pharmaceutical company in 2009.  Sales of this product represented 4% of the Company’s sales in 2010.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products.  It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms.

Sales of all of the medical grades of LUBRAJEL decreased by 3% and accounted for approximately 19% of the Company’s sales in 2010 compared with 20% in 2009. Company believes that this was the result of fluctuations in the purchasing patterns of the customers and not the result of a long-term decrease in demand.

PHARMACEUTICAL

RENACIDIN is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and the urinary bladder. It is marketed as a ready-to-use sterile solution. It is also approved for use in dissolving certain types of kidney stones. It currently has regulatory approval only in the United States.  Historically, RENACIDIN has accounted for 16-18% of the Company's annual revenues. This product has been manufactured for the Company under a long-term contract with a major U.S. drug company that experienced regulatory problems unrelated to the production of RENACIDIN, which resulted in a temporary suspension of RENACIDIN production in August 2010. As a result, the Company's regular inventory of this product was on allocation to the Company's customers beginning at the end of November, 2010, resulting in approximately a 60% reduction in sales each month until the Company ran out of product completely in the beginning of February 2011.  At the beginning of March 2011 the Company obtained permission from the FDA to market a validation batch that had been produced in 2009, and the Company began allocating this batch to customers in mid-March 2011.  It may run out of product again sometime in May 2011, depending on when production resumes.

The Company has been working closely with its supplier to resume production as quickly as possible.  At the present time the Company is projecting that production will resume in April, in which case normal shipments will resume in May.  The Company estimates that if this schedule holds, it will have lost approximately $550,000 in gross sales as a result of this shortage, of which approximately $150,000 in gross sales would have impacted the Company's 2010 sales, and the balance will impact the Company's revenue in 2011. The Company has formally notified the supplier that it believes it is in breach of its supply agreement and that the Company intends to hold it responsible for any business lost and expenses incurred as a result of this temporary curtailment of production and deliveries.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and the sinuses. The product is a  powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer.

INDUSTRIAL

DESELEX™ Liquid is a sequestering and chelating agent that is a replacement for phosphates in the manufacture of detergents.

POLYCOMPLEX M and Q are complexing agents capable of producing clear solutions of specific water-insoluble materials.

5 of 25

UNITED-GUARDIAN, INC.

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

Prior to initiating research and development work on a product, market research is done to determine the marketability of the product, including the potential market size and the most effective method of marketing the product. After that, the research and development department will determine whether the product can be successfully developed, including (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf life of the product and suitable storage and transportation conditions; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions.  If development proves feasible, the Company will then determine whether the product cost makes it feasible to bring the product to market.

If the initial development work is successful and the estimated costs of further development are acceptable to the Company, further development work to bring the product to market will continue, including some or all of the following: (a) clinical studies needed to determine safety and effectiveness of drug or medical device products; (b) preparatory work for the filing of Investigational New Drug Applications or New Drug Applications; and (c) scaling up from laboratory production batches to pilot batches to full-scale production batches.

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

EMOLIEN:  A water-based emollient and moisturizer.  It is intended to be a cost-effective emollient to increase lubricity and moisturization for creams, lotions and gels, as well as other potential uses.

ESSENTIAL ELEMENTS: A new product for skin and hair care applications.  The specifics cannot be disclosed until patentability issues are investigated further, but the product would be used to maintain and improve healthy cellular metabolism.

NATURAL POLYMER BLEND: A line of polymers from natural sources (sourced from vegetables and micro-organisms), suitable as a thickener and emulsion stabilizer.

LUBRAJEL UT:  A new form of LUBRAJEL, formulated with a new ingredient, that may have health care uses, primarily in the urological field.  The Company is in the process of sampling this product to potential customers, and has filed a patent application with the U.S. Patent & Trademark Office.

UNITWIX:  The Company has recently completed the development of an alternative formulation of its Unitwix product, which is a cosmetic additive used as a thickener for oils and oil-based liquids.  The new formulation is less expensive, which will enable the Company to market it at a substantially lower price than

6 of 25

UNITED-GUARDIAN, INC.

the current formulation, while also increasing the Company's profit margin. The new formulation is now being sampled to the Company's customers.

It should be understood that many of the research and development projects listed above are in their early stages of development, and there can be no assurance that marketable products will result from these efforts.

The Company expects its research and development costs for 2011 to be comparable to those of 2010, which were $596,000. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant products for which the Company has registered trademarks are LUBRAJEL®  and RENACIDIN®.

Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company.   The Company also has one or more patents pending.

PATENT NAME	PATENT #	FILING DATE	ISSUE DATE	EXPIRATION DATE

Radiation-resistant lubricating gel	5,405,622	12/1993	4/1995	12/2013

Delivery system for oil-soluble actives in cosmetic and personal care products	6,117,419	9/1996	9/2000	12/2016

Microemulsion of silicone in a water-based gel that forms a clear, transparent, highly stable moisturizer and lubricant for cosmetic and medical use	6,348,199	1/1994	2/2002	2/2019

7 of 25

UNITED-GUARDIAN, INC.

The following Company patents expired over the past two fiscal years:

PATENT NAME	Expiration Date

Stable, active chlorine-containing antimicrobial compositions ("Cloronine")	July 2009
Stabilized beta carotene	June 2010

The expiration of these patents will not have any impact on the Company's revenues, since there were no sales of products utilizing these patents in 2009 or 2010.

    DOMESTIC SALES

In the United States, the Company's cosmetic ingredient products are marketed and distributed exclusively by ISP in accordance with a marketing agreement entered into in 1996 and subsequently amended and expanded in 2000, 2002, 2005 and 2010 (see "Marketing Agreements" below). ISP also has certain non-exclusive rights to sell some of the Company's other industrial and medical products.  See “Marketing Agreements” below.

The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and accounted for approximately 20% of the Company's sales in 2010 and 21% in 2009. The Company's other products, such as its medical (non-pharmaceutical) and specialty industrial products, are sold directly to manufacturers who incorporate these products in their finished products.

    FOREIGN SALES

In 2010, approximately 55% of the Company’s sales were to customers in foreign countries, primarily sales of its cosmetic ingredients to customers in Europe and Asia, compared with 50% in 2009.  The Company currently has six distributors for its personal care products outside the United States, with ISP being the largest.  The Company has a written marketing agreement only with ISP; all other marketing arrangements are subject to cancellation at any time by either the Company or the distributor.  The marketing agreement with ISP gives it exclusive foreign marketing rights with the exception of the following areas: the United Kingdom (handled by The Azelis Group); France (by Sederma SAS, a subsidiary of Croda International Plc.); Italy (by Luigi & Felice Castelli S.R.L.); Switzerland (by Azelis Cosmetics Gmbh.); and South Korea (by C&M International).  The Company also has significant direct sales to a company in Ireland, Harmac Medical Products Ltd., for one of the Company’s LUBRAJEL products for a medical use.

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

8 of 25

UNITED-GUARDIAN, INC.

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

In December 2002, the parties entered into a letter agreement that extended and modified the 2000 Agreement. This was further modified in December 2005 to extend ISP's marketing rights until December 2008, and to provide for automatic extensions until December 2010 if specified minimum annual purchase levels were attained. It also specified guidelines and provisions for future price increases by the Company.  Although ISP did not attain the sales levels required for the automatic extension at the end of 2008, the Company was satisfied with the marketing efforts of ISP, and on May 5, 2010 a letter agreement was signed that extended the marketing agreement until December 31, 2011.  The new amendment provided for automatic two-year renewals unless either party terminated the arrangement upon 60 days notice.  Because the renewal term was now only two years, the 2010 amendment also eliminated the minimum purchase requirements that had been in effect during the previous contract periods.

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

    RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that together account for approximately 89% of the raw material purchases by the Company.   The names of the suppliers and the specific raw materials are considered by the Company to be confidential and proprietary information.

    INVENTORIES, RETURNS, and ALLOWANCES

The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, sufficient inventory levels, returns and allowances have not been a significant factor in the Company's business; however, for 2011 the Company does anticipate that it will be unable to fulfill all of the orders for its RENACIDIN due to supply problems (see Part I, Item 1(b) above).

    BACKLOG

The Company currently does not have any significant backlog.

9 of 25

UNITED-GUARDIAN, INC.

    SEASONALITY

Due to the nature of the Company's business and the types of products it markets it is not subject to any significant seasonal fluctuations in sales

    CUSTOMERS

Except for non-pharmaceutical medical products and specialty industrial products that are sold directly by the Company to the end-users,  the Company’s customers are primarily its marketing partners and distributors. They in turn sell the Company’s products to hundreds of end-users.  Although the Company has relatively few marketing partners and distributors, it is not dependent on any one of those companies for the sale of its products.  The Company is confident that if any of its marketing partners or distributors were to decide not to sell the Company’s products, the end-users of its products would still purchase the Company’s products, either directly from the Company or from a replacement marketing partner or distributor.

    COMPETITION

The Company has many products or processes that are either proprietary or have some unique characteristics, and therefore the Company believes it has been able, and will continue to be able, to compete effectively with other pharmaceutical, personal care, specialty chemical, or health care companies as to products deemed competitive with the those of the Company.  The pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company expects competition to intensify as advances in the field are made and become widely known. There are other domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, some of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, specialty chemical, personal care and health care companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. However, the Company believes that the expense of testing and evaluating possible substitutes for the Company's products that are already in customers' formulations, as well as the expense to the customer in relabeling its products, is a significant barrier to displacing the Company's products in current customer formulations. These cost factors make it less likely that a customer would choose a competitive product, unless there was a significant cost savings in doing so. The Company believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Company. In this regard, the Company believes that its marketing arrangements with its global marketing partners will be important in the commercialization of many of the products it is currently developing.

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

10 of 25

UNITED-GUARDIAN, INC.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2010 and 2009 the Company incurred $33,000 and $27,000, respectively, in federal, state, and local environmental law compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

    EMPLOYEES

The Company presently employs 36 people, 4 of whom serve in an executive capacity, 21 in research, quality control and manufacturing, 6 in maintenance and construction, and 5 in office and administrative support services. Of the total number of employees, 35 are full-time employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are very good.

Item 1A.	Risk Factors.

Not applicable.

Item 1B.	Unresolved Staff Comments.

None.

11 of 25

UNITED-GUARDIAN, INC.

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

Item 3.	Legal Proceedings.

None.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company has traded on the NASDAQ Global Market since March 16, 2009, under the symbol "UG".  From December 1, 2008 through March 13, 2009, following the merger of the American Stock Exchange with the New York Stock Exchange, the Company's Common Stock was traded on the NYSE Amex Stock Exchange under the same symbol.  Prior to December 1, 2008 its stock traded on the American Stock Exchange under the same symbol.

The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by the AMEX Market Statistics or NASDAQ, as applicable, for the period January 1, 2009 to December 31, 2010. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2010		Year Ended December 31, 2009
		High	Low	High	Low
First	(1/1 - 3/31)	$12.99	$11.26	$10.75	$5.86
Second	(4/1 - 6/30)	13.29	11.77	9.77	6.66
Third	(7/1 - 9/30)	14.43	11.03	9.80	8.66
Fourth	(10/1 - 12/31)	15.39	13.00	12.10	9.40

12 of 25

UNITED-GUARDIAN, INC.

Holders of Record

As of March 1, 2011, there were 957 holders of record of Common Stock.

Cash Dividends

On May 12, 2010, the Company’s Board of Directors declared a semi-annual cash dividend of $0.30 per share, which was paid on June 11, 2010 to all stockholders of record as of May 27, 2010.  On December 1, 2010, the Company’s Board of Directors declared a semi-annual cash dividend of $0.33 per share, which was paid on December 27, 2010 to all stockholders of record as of December 15, 2010.

On May 13, 2009, the Company’s Board of Directors declared a semi-annual cash dividend of $0.28 per share, which was paid on June 15, 2009 to all stockholders of record as of June 1, 2009.  On December 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.32 per share, which was paid on January 4, 2010 to all stockholders of record as of December 18, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "(a)") (c)
Equity compensation plans approved by security holders (2004 Stock Option Plan)	0	0	500,000
Equity compensation plans not approved by security holders (none)	---	---	---
Total	0	0	500,000

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of FinancialCondition and Results of Operations.

Critical Accounting Policies

The Company’s financial statements have been prepared in accordance with U.S. generally accepted accounting principles.  Preparation of financial statements requires the Company to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses

13 of 25

UNITED-GUARDIAN, INC.

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

Marketable Securities and Certificates of Deposit

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company’s marketable securities include investments in equity and fixed income mutual funds, government securities, and corporate bonds.  The Company’s marketable securities and certificates of deposit are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains or losses on mutual funds are determined using the average cost method, while realized gains or losses on government securities and bonds are determined using the specific-identification method.  Realized gains or losses on the Company's marketable securities are insignificant for the years ended December 31, 2010 and 2009.  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company would record an impairment charge to the extent that the cost of the available-for-sale securities or certificates of deposit exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary.  During 2010 the Company did not record an impairment charge regarding its investment in marketable securities or certificates of deposit because, based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

14 of 25

UNITED-GUARDIAN, INC.

at all, of any one of the Company’s significant customers would have a significant impact on the Company’s results of operations and cash flows.

Inventory Valuation Allowance

In conjunction with the Company’s ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis.  Based on these projections, management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers.  Although the Company believes that it has been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pull back from their expected order levels, may result in the recognition of larger than anticipated write-downs.

Results Of Operations

Year ended December 31, 2010 compared with the year ended December 31, 2009

Net Sales

Net sales in 2010 increased by $446,090 (3.4%) compared with 2009.   This increase was primarily attributable to the following:

(a)
Personal care products:  Sales of the Company's personal care products, including cosmetic ingredients, increased by $414,337 (5.2%) for the year ended December 31, 2010 when compared with 2009, and was attributable to an increase in sales to three of the Company's marketing partners in Europe, as well as to its marketing partner in South Korea. The Company believes that the increases in sales of personal care products were the result of improving economic conditions in both Europe and South Korea.  The increases in all locations were primarily attributable to increases in sales of the Company’s extensive line of LUBRAJEL® products.

The Company's sales to ISP, its largest marketing partner, decreased by 1.4% in 2010 compared with 2009, which the Company believes is due to normal fluctuations in ISP's buying patterns. The Company had combined sales increases of $615,608 (39.4%) in 2010 compared with 2009 from its other five marketing partners (four of whom are in Western Europe).  The Company attributes this increase to an improvement in economic conditions in Western Europe, which resulted in an increase in demand for personal care and cosmetic ingredients.

Overall, sales of the Company's LUBRAJEL products to all customers increased by 3.2% in 2010 compared with 2009. The volume of all LUBRAJEL products sold, both for personal care and medical uses, increased by approximately 3.0% in 2010 compared with 2009.

(b)
Pharmaceuticals: Sales of the Company’s two pharmaceutical products, RENACIDIN and CLORPACTIN, decreased by $123,685 (4.4%) for the year ended December 31, 2010 compared with 2009. RENACIDIN accounted for approximately 17% of the Company's sales in 2010 compared with 18% in 2009. The decrease in sales of the Company's pharmaceutical products in 2010 was due primarily to a decrease in sales of RENACIDIN in November and December 2010 due to a shortage in supply. This product has been manufactured for the Company under a long-term contract with a major U.S. drug company that experienced regulatory problems unrelated to the production of RENACIDIN, resulting in a temporary suspension of RENACIDIN production.  As a result, the Company's regular inventory of this product was on allocation to the Company's customers beginning at the end of November, 2010, resulting in approximately a 60% reduction in

15 of 25

UNITED-GUARDIAN, INC.

sales each month until the Company ran out of product completely in the beginning of February 2011. At the beginning of March 2011 the Company obtained permission from the FDA to market a validation batch that had been produced in 2009, and the Company began allocating this batch to customers in mid-March 2011.  It may run out of product again sometime in May 2011, depending on when production resumes. The Company has been working closely with its supplier to resume production as quickly as possible.  At the present time the Company is projecting that production will resume in April 2011, in which case normal shipments will resume in May 2011.  The Company estimates that if this schedule holds, it will have lost approximately $550,000 in gross sales as a result of this shortage, of which approximately $150,000 in gross sales would have impacted the Company's 2010 sales, and the balance will impact the Company's revenue in 2011. The Company has formally notified the supplier that it believes it is in breach of its supply agreement, and that the Company intends to hold it responsible for any business lost and expenses incurred as a result of this temporary curtailment of production and deliveries. The reduction in sales of the Company's pharmaceutical products was partially offset by a price increase that went into effect in April 2010.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s non-pharmaceutical medical products decreased $70,651 (2.6%) when compared with 2009.  The Company believes that the decrease was due to customer buying patterns, which were impacted positively by one-time events that occurred in 2009 to two of the Company's largest customers for these products, and which did not affect their buying patterns into 2010.

Sales were also positively impacted by an increase of $44,310 (35.5%) in sales of the Company’s line of specialty industrial products, and a decrease of $203,490 (76.1%) in sales discounts and allowance reserves.  The decrease in sales discounts and allowances was mainly due to a decrease in the allowance for distribution fees.

Cost of Sales

Cost of sales as a percentage of net sales in 2010 decreased to 38.3% from 40.1% in the prior year. The decrease was primarily due to increased sales of higher margin products and a decrease in sales of one of the Company’s lower margin products.

Operating Expenses

Operating expenses decreased by $41,083 (1.6%) in 2010 compared with the prior year. This decrease was mainly due to decreases in professional fees, utilities and advertising in 2010 when compared with 2009.

Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2010 and 2009, the Company incurred approximately $596,000 and $533,000, respectively, in research and development expenses, which are included in operating expenses. The increase in R&D costs incurred in 2010 was primarily attributable to increases in payroll costs due to the addition of research chemists. No portion of the research and development expenses was directly paid by the Company's customers.

      Pension Plan Termination

On July 13, 2010, the Company terminated its non-contributory defined benefit pension plan ("DB Plan").  The termination resulted in the Company recognizing a one-time non-cash expense of $518,296, offset by a $179,641 tax benefit associated with recognizing unamortized actuarial losses.  In addition, the Company provided for a cash contribution of $337,378, offset by a $116,900 tax benefit, in order to fully

16 of 25

UNITED-GUARDIAN, INC.

fund the DB Plan.  The recognition of the non-cash and cash contributions resulted in a before-tax charge of $847,744, and an after-tax charge of $559,133 ($0.12 per share) for the year ended December 31, 2010.  Since the non-cash expense had previously been provided for as a charge to other comprehensive income, the net effect of the termination on stockholders' equity was a decrease of $220,478.

Other Income (Expense)

The Company earns interest income from certificates of deposit, money market funds, and bonds, and dividend income from both stock and bond mutual funds. Other income (net) increased $60,105 (15.2%) for the year ended December 31, 2010 when compared with 2009, which was mainly attributable to an increase in investment income of $60,525 in 2010.  This increase was primarily related to an increase in earnings from fixed income and equity mutual funds.

Provision for Income Taxes

The provision for income taxes decreased $147,059 (7.9%) in 2010 compared with 2009. This decrease was mainly due to a decrease in income before taxes of $226,330 (3.9%) in 2010 when compared with 2009, and an increase of $150,000 in the domestic production activities deduction in 2010.  The Company’s effective income tax rate was approximately 31% and 32% in 2010 and 2009, respectively, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities.

Liquidity and Capital Resources

Working capital decreased from $14,735,891 at December 31, 2009 to $11,765,995 at December 31, 2010, a decrease of $2,969,896 (20.2%). The decrease in working capital was primarily due to the acquisition by the Company of 350,000 shares of Company stock from the Company's largest shareholder, who is also the President and a director of the Company. The current ratio increased to 12.5 to 1 at December 31, 2010 from 6.0 to 1 at December 31, 2009.  The increase in the current ratio was primarily due to the decrease in dividends payable, partially offset by other changes in working capital items.

Accounts receivable as of December 31, 2010 decreased by $274,175 as compared with 2009.  The average period of time that an account receivable was outstanding was approximately 33 days in 2010 and 38 days in 2009.  The Company has a bad debt reserve of $23,000, and believes that the balance of its accounts receivable is fully collectable.

The Company does not maintain a line of credit with a financial institution, as management decided that the cost of maintaining the line of credit was no longer justified, since the Company had no foreseeable need for the line.

The Company generated cash from operations of $4,093,318 in 2010 compared with $4,337,448 in 2009. The decrease in 2010 was primarily due to a $79,271 decrease in net income, a $168,255 increase in inventory, and a $114,082 decrease in accounts payable.  These decreases were partially offset by a $278,853 increase in accounts receivable.

Net cash provided by investing activities was $746,315 for the year ended December 31, 2010 compared with $34,750 for the year ended December 31, 2009. The increase was mainly due to the redemption of certificates of deposits in 2010.

17 of 25

UNITED-GUARDIAN, INC.

Cash used in financing activities was $8,346,117 and $2,776,663 during the years ended December 31, 2010 and 2009, respectively. The increase was primarily due to the acquisition of Company stock from the President of the Company, as well as the payment of a cash dividend of $0.33 per share on December 27, 2010.  In prior years the semi-annual dividend declared in December was not paid until the following January.  In 2010 that dividend was both declared and paid in December, which resulted in the Company paying three dividends in 2010 compared with the two that it paid in 2009.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The information to be reported under this item is not required of smaller reporting companies.

NEW ACCOUNTING PRONOUNCEMENTS

See Note A to the financial statements regarding new accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.	Financial Statements and Supplementary Data.

Annexed hereto starting on page F-1.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2010. On the basis of that evaluation, management concluded that the Company’s disclosure

18 of 25

UNITED-GUARDIAN, INC.

controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting  Since the Company is a non-accelerated filer, management’s report is not subject to attestation by the Company's registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002.  As a result, this Annual Report contains only management’s report on internal controls.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2010 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

19 of 25

UNITED-GUARDIAN, INC.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference from the section entitled “Directors and Executive Officers” of the Company’s 2011 Proxy Statement.

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

The information required by this item is incorporated herein by reference from the section entitled "Compensation of Directors and Executive Officers" of the Company's 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference from the section entitled "Voting Securities and Principal Stockholders" of the Company's 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, andDirector Independence.

The information required by this item is incorporated by reference from the section entitled Directors and Executive Officers" of the Company's 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Holtz Rubenstein Reminick LLP ("Holtz"), the Company’s principal accountant, to the Company for the review and audit of the Company's financial statements for 2010 are approximately $83,000 ($5,000 for each of the three quarterly reviews, $67,000 for the year-end audit for the fiscal year ended December 31, 2010, and up to $1,000 for out-of-pocket expenses).

20 of 25

UNITED-GUARDIAN, INC.

The aggregate fees paid to Holtz for the review and audit of the Company's financial statements for 2009 were approximately $76,000 ($5,000 for the quarterly reviews for the two fiscal quarters ended June 30 and September 30, 2009, $65,000 for the year-end audit for the fiscal year ended December 31, 2009, and approximately $1,000 for out-of-pocket expenses.  In addition, the Company paid its previous auditor, Eisner LLP, $12,725 for its review of the Company's financial statements for the fiscal quarter ended March 31, 2009.

Audit-Related Fees

During 2010 there were no fees paid to Holtz in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002 ("SOX Compliance").  In March 2010 Eisner billed the Company $4,500 for services rendered in connection with the transition to the new auditors and for the reissuance of its FY-2008 audit opinion for inclusion in the Company's Form 10-K for FY-2009.

During 2009 Holtz billed the Company $1,662 in fees related to the SOX Compliance, and Eisner billed the Company $1,575 in fees relating to SOX Compliance. . All of those services were approved by the Audit Committee.

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

All Other Fees

There were no non-audit-related fees billed to the Company by Holtz in 2009 or 2010. In 2009 Eisner billed the Company $4,000 for its assistance in responding to a comment letter from the SEC. All of the services described above were approved by the Audit Committee. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

Pre-Approval Policies and Procedures

Engagement of accounting services by the Company is not made pursuant to any pre-approval policies and procedures. Rather, the Company believes that its accounting firm is independent because all of its engagements by the Company are approved by the Company's Audit Committee prior to any such engagement.

The Audit Committee of the Company's Board of Directors meets periodically to review and approve the scope of the services to be provided to the Company by its independent registered public accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Audit Committee is responsible for the prior approval of every engagement of the Company's independent registered public accounting firm to perform audit and permissible non-audit services for the Company, such as quarterly financial reviews, tax matters, consultation on new accounting and disclosure standards.

21 of 25

UNITED-GUARDIAN, INC.

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

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

	(ii)	Financial Statement Schedules – None

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

22 of 25

UNITED-GUARDIAN, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.

By: /s/ Kenneth H. Globus
Date: March 23, 2011	Kenneth H. Globus President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Kenneth H. Globus	President, General Counsel, Chairman	March 23, 2011
Kenneth H. Globus	of the Board of Directors

By: /s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 23, 2011
Robert S. Rubinger	Chief Financial Officer, Director

By: /s/ Henry P. Globus	Director	March 23, 2011
Henry P. Globus

By: /s/ Lawrence F. Maietta	Director	March 23, 2011
Lawrence F. Maietta

By: /s/ Arthur M. Dresner	Director	March 23, 2011
Arthur M. Dresner

By: /s/ Andrew A. Boccone	Director	March 23, 2011
Andrew A. Boccone

By: /s/ Christopher W. Nolan, Sr.	Director	March 23, 2011
Christopher W. Nolan, Sr.

23 of 25

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

 Exhibit #                                                                Description

2
Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc.  (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3	(a)	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3	(b)	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4	(a)	Specimen Certificate for shares of Common Stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10	(a)
Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976.  Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

10	(b)
Employment Termination Agreement dated July 8, 1988 between the Company and Henry Globus. Incorporated by reference to Exhibit 10(i) of the Registrant's Annual Report on Form 10-K for the 10-month transition period from March 1, 1991 to December 31, 1991.

10	(c)
Exclusive Distributor Agreement between the Company and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10	(d)
Letter Amendment between the Company and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10	(e)
Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 and amended on December 31, 2002. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10	(f)
Letter Amendment between the Company and ISP Technologies Inc. dated May 5, 2010 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 and amended on December 16, 2002 and December 20, 2005. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

24 of 25

UNITED-GUARDIAN, INC.

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

25 of 25

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2010 and 2009, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
March 23, 2011

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2010	2009

Net sales	$13,723,074	$13,276,984

Costs and expenses:
Cost of sales	5,250,121	5,324,257
Operating expenses	2,567,395	2,608,478
Pension plan termination	847,744	---
	8,665,260	7,932,735
Income from operations	5,057,814	5,344,249

Other income:
Investment income	455,786	395,261
Gain on sale of assets	---	420
	455,786	395,681
Income from operations before income taxes	5,513,600	5,739,930

Provision for income taxes	1,713,908	1,860,967
Net income	$3,799,692	$3,878,963

Earnings per common share (basic and diluted)	$.80	$.78

Weighted average shares (basic and diluted)	4,738,357	4,946,439

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2010	2009
Current assets:
Cash and cash equivalents	$1,514,589	$5,021,073
Certificates of deposit	---	1,014,866
Marketable securities	8,314,403	8,438,757
Accounts receivable, net of allowance for doubtful accounts of $23,000 in 2010 and $27,000 in 2009	1,090,711	1,364,886
Inventories (net)	1,321,389	1,153,134
Prepaid expenses and other current assets	148,240	220,815
Prepaid income taxes	182,575	---
Deferred income taxes	218,328	443,034
Total current assets	12,790,235	17,656,565

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,650,283	3,302,967
Building and improvements	2,618,253	2,541,115
Waste disposal plant	133,532	133,532
	6,471,068	6,046,614
Less accumulated depreciation	5,261,908	5,099,903
Net property, plant, and equipment	1,209,160	946,711

Other assets	75,344	113,016
Total assets	$14,074,739	$18,716,292

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2010		2009
Current liabilities:
Dividends payable	$	---	$1,582,860
Accounts payable		208,244	322,325
Accrued expenses		815,996	819,194
Pension liability		---	108,892
Income taxes payable		---	87,403
Total current liabilities		1,024,240	2,920,674

Deferred income taxes		3,626	138,007

Contingencies (Note G)

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares
authorized; 4,596,439 and 5,008,639 shares
issued and 4,596,439 and 4,946,439 shares
outstanding in 2010 and 2009, respectively		459,644	500,864
Capital in excess of par value		---	3,819,480
Accumulated other comprehensive income (loss)		6,835	(345,992)
Retained earnings		12,580,394	12,042,889
Treasury stock, at cost: 0 and 62,200 shares as of December 31, 2010 and 2009, respectively.		---	(359,630)
Total stockholders’ equity		13,046,873	15,657,611
Total liabilities and stockholders’ equity		$14,074,739	$18,716,292

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2010 and 2009

	Common Stock		Capital in excess of	Accumulated Other Comprehensive	Retained	Treasury		Comprehensive
	Shares	Amount	par value	income (loss)	earnings	stock	Total	income

Balance, January 1, 2009	5,008,639	$500,864	$3,819,480	$(386,208)	$11,131,789	$(359,630)	$14,706,295

Adjustment for pension termination, net of deferred income tax benefit of $84,319				(158,954)			(158,954)	$(158,954)

Change in unrealized loss on marketable securities, net of deferred income tax benefit of $105,651				199,170			199,170	199,170

Net income					3,878,963		3,878,963	3,878,963

Dividends declared					(2,967,863)		(2,967,863)

Comprehensive income								$3,919,179

Balance, December 31, 2009	5,008,639	500,864	3,819,480	(345,992)	12,042,889	(359,630)	15,657,611

Adjustment for pension termination, net of deferred income tax benefit of $179,641				338,655			338,655	338,655

Change in unrealized loss on marketable securities, net of deferred income tax of $7,518				14,172			14,172	14,172

Acquisition of treasury stock						(3,762,500)	(3,762,500)

Retirement of treasury stock	(412,200)	(41,220)	(3,819,480)		(261,430)	4,122,130	---

Net income					3,799,692		3,799,692	3,799,692

Dividends declared					(3,000,757)		(3,000,757)

Comprehensive income								$4,101,519

Balance, December 31, 2010	4,596,439	$459,644	$ ---	$6,835	$12,580,394	$ ---	$13,046,873

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2010	2009
Cash flows from operating activities:
Net income	$3,799,692	$3,878,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229,777	178,691
Net (gain) on sale of equipment	---	(420)
Realized (gain) loss on sales of marketable securities	(39,958)	5,226
Realized loss on pension termination	338,655	---
Reduction in allowance for bad debts	(4,678)	(2,627)
Deferred income taxes	82,807	822
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	278,853	18,753
Inventories	(168,255)	191,445
Prepaid expenses and other current and non-current assets	(59,000)	5,515
Accounts payable	(114,082)	134,515
Accrued pension costs	---	(10,791)
Accrued expenses and taxes payable	(141,601)	(62,644)
Pension liability	(108,892)	---
Net cash provided by operating activities	4,093,318	4,337,448

Cash flows from investing activities:
Acquisitions of plant and equipment	(454,554)	(155,331)
Proceeds from the sale of plant and equipment	---	20,000
Purchases of marketable securities	(6,323,425)	(1,034,981)
Proceeds from sales of marketable securities	6,509,428	1,135,000
Net change in certificates of deposit	1,014,866	70,062
Net cash provided by investing activities	746,315	34,750

Cash flows from financing activities:
Acquisition of treasury stock	(3,762,500)	---
Payment of long term debt	---	(6,657)
Dividends paid	(4,583,617)	(2,770,006)
Net cash used in financing activities	(8,346,117)	(2,776,663)

Net (decrease) increase in cash and cash equivalents	(3,506,484)	1,595,535
Cash and cash equivalents, beginning of year	5,021,073	3,425,538
Cash and cash equivalents, end of year	$1,514,589	$5,021,073

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT
                     ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products, and proprietary specialty industrial products.  Two major product lines, LUBRAJEL® and RENACIDIN®, together accounted for approximately 95% and 96% of revenue for the years ended December 31, 2010 and December 31, 2009, respectively. LUBRAJEL accounted for 78% of revenue for the years ended December 31, 2010 and December 31, 2009, and RENACIDIN accounted for 17% and 18% of revenue for the years ended December 31, 2010 and December 31, 2009, respectively.

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

UNITED-GUARDIAN, INC.

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

Dividends

On May 12, 2010, the Company’s Board of Directors declared a semi-annual cash dividend of $0.30 per share, which was paid on June 11, 2010 to all stockholders of record as of May 27, 2010.  On December 1, 2010, the Company’s Board of Directors declared a semi-annual cash dividend of $0.33 per share, which was paid on December 27, 2010 to all stockholders of record as of December 15, 2010.

On May 13, 2009, the Company’s Board of Directors declared a semi-annual cash dividend of $0.28 per share, which was paid on June 15, 2009 to all stockholders of record as of June 1, 2009.  On December 2, 2009, the Company’s Board of Directors declared a cash dividend of $0.32 per share, which was paid on January 4, 2010 to all stockholders of record as of December 18, 2009.

Supplemental Disclosures of Non-cash Investing and Financing Activities

Cash payments for income taxes were $2,082,395 and $1,783,120 for the years ended December 31, 2010 and 2009, respectively.

For the years ended December 31, 2010 and 2009, the Company had the following non-cash investing and financing activities:

		2010	2009
Dividends declared but not paid in fiscal year	$	---	$1,582,860

On May 29, 2010 the Company retired 350,000 shares of stock that it purchased from Kenneth H. Globus, the Company's President and largest stockholder (see Note I).  On June 9, 2010 the Company retired the 62,200 shares of its stock which it previously held as treasury stock.

Marketable Securities and Certificates of Deposit

Marketable securities include investments in equity and fixed income mutual funds, government securities and corporate bonds, all of which have a high degree of liquidity, are classified as "Available for Sale" securities, and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on sales of investments and declines in value judged to be other than temporary, if any, are reported in other income with cost being determined on a specific identification basis. Fair values are based on quoted market prices.  The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and

UNITED-GUARDIAN, INC.

intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairments were necessary at December 31, 2010 and 2009.

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

For the year ended December 31, 2010, two customers, both of them distributors and marketing partners of the Company, accounted for a total of approximately 53% of the Company’s revenues, and one of those customers accounted for approximately 31% of the Company’s outstanding accounts receivable at year end. For the year ended December 31, 2009, these same two customers accounted for a total of 52% of the Company’s revenues and 54% of the Company’s outstanding accounts receivable at year end.

Vendor Concentration

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that account for approximately 89% and 78% of the raw material purchases by the Company in 2010 and 2009, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As of December 31, 2010 and 2009, the Company did not have any unrecognized income tax benefits.  It is the Company’s policy to recognize interest and penalties related to taxes as interest expense.  During the years ended December 31, 2010 and 2009 the Company did not record any interest or penalties.

UNITED-GUARDIAN, INC.

The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS and the State of New York for years 2007 through 2010.

Research and Development

The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $596,000 and $533,000 for the years ended December 31, 2010 and 2009, respectively.

Shipping and Handling Costs

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $112,000 and $97,000 for the years ended December 31, 2010 and 2009, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During 2010 and 2009 the Company incurred $8,800 and $28,200, respectively, in advertising costs.

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

In January 2010, the FASB issued authoritative guidance that will require entities to make new disclosures about recurring or non-recurring fair-value measurements of assets and liabilities, including 1) the amounts of significant transfers, 2) the reasons for any transfers in or out of Level 3, and 3) information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of recurring Level 3 fair-value measurements.  The FASB also clarified existing fair-value measurement disclosure guidance about the level of disaggregation of assets and liabilities, and information about the valuation techniques and inputs used in estimating Level 2 and Level 3 fair-value measurements.  Except for certain detailed Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and interim periods within those years, the new guidance became effective for the Company’s fiscal 2010 first quarter.  The Company did not have transfers of assets and liabilities in or out of Level 1 and Level 2 fair-value measurements and does not have assets and liabilities requiring Level 3 fair-value measurements.  The adoption of this disclosure-only guidance is included in Note B – Marketable Securities and did not have an impact on the Company’s financial results.

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

New Accounting Standards Not Yet Adopted

None.

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

UNITED-GUARDIAN, INC.

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

December 31, 2010	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$859,589	$853,682	$(5,907)
Maturities after 1 year through 5 years	249,137	244,161	(4,976)
Total U.S. Treasury and agencies	1,108,726	1,097,843	(10,883)
Corporate bonds
Maturities after 1 year through 5 years	267,251	259,154	(8,097)
Fixed income mutual funds	6,678,972	6,715,870	36,898
Equity and other mutual funds	248,993	241,536	(7,457)
	$8,303,942	$8,314,403	$10,461

December 31, 2009

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$1,650,218	$1,659,596	$9,378
Maturities after 1 year through 5 years	1,108,726	1,124,527	15,801
Total U.S. Treasury and agencies	2,758,944	2,784,123	25,179

Corporate bonds
Maturities after 1 year through 5 years	267,251	262,846	(4,405)
Fixed income mutual funds	5,179,005	5,181,990	2,985
Equity and other mutual funds	244,786	209,798	(34,988)
	$8,449,986	$8,438,757	$(11,229)

The fair values of the Company’s certificates of deposit, which approximated cost at December 31, 2009, were determined using Level 2 inputs. Unrealized gains and losses were not material.  The Company did not hold any certificates of deposit at December 31, 2010.

Proceeds from the sale and redemption of marketable securities amounted to $6,509,428 and $1,135,000 for the years ended December 31, 2010 and 2009, respectively.  Realized gains (losses) were $39,958 and ($5,226) for the years ended December 31, 2010 and 2009, respectively

UNITED-GUARDIAN, INC.

Investment income consisted principally of interest income from certificates of deposit, bonds and money market funds and dividend income from bond funds and mutual funds.

NOTE C - INVENTORIES

Inventories consist of the following:

	December 31,
	2010	2009
Raw materials and work-in-process	$447,295	$329,562
Finished products	874,094	823,575
	$1,321,389	$1,153,134

Finished product inventories at December 31, 2010 and 2009 are stated net of a reserve of $39,000 for slow moving and obsolete items.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2010	2009
Federal	$1,792,531	$1,832,616
State	18,211	27,529
	1,810,742	1,860,145
Deferred
Federal	(94,040)	798
State	(2,794)	24
	(96,834)	822
Total provision for income taxes	$1,713,908	$1,860,967

The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2010		2009
	($)	Tax rate (%)	($)	Tax rate (%)
Income taxes at statutory federal income tax rate of 34%	$1,875,000	34	$1,952,000	34
State income taxes, net of Federal benefit	12,000	---	18,000	---
Domestic Production Activities tax benefit	(153,000)	(3)	(95,000)	(2)
Nondeductible expenses	1,000	---	1,000	---
Prior year over-accrual	(15,000)	---	(9,000)	---
Tax exempt income	(6,000)	---	(6,000)	---
Actual income tax expense	$1,714,000	31	$1,861,000	32

During 2010 and 2009, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 9% and 6% of net taxable income from domestic production activities, respectively, in both years.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

UNITED-GUARDIAN, INC.

	Years ended December 31,
	2010	2009
Deferred tax assets
Current
Accounts receivable	$7,866	$10,398
Accrued pension liability	---	179,641
Inventories	21,478	20,311
Accrued expenses	188,984	232,684
	218,328	443,034
Deferred tax liabilities
Non-current
Pension asset	---	(141,899)
Unrealized loss on marketable Securities	(3,626)	3,892
	(3,626)	(138,007)
Net deferred tax asset	$214,702	$305,027

NOTE E - BENEFIT PLANS

Defined Benefit Pension Plan: The Company previously sponsored a non-contributory defined benefit pension plan (“DB Plan”) for its employees.  The Company curtailed future benefit accruals to the DB Plan, which had been frozen since December 31, 2007. In March 2010, the Company received regulatory approval to terminate the DB Plan, and on July 13, 2010 the DB Plan was formally terminated. The termination resulted in the Company recognizing a one-time non-cash expense of $518,296, offset by a $179,641 tax benefit associated with recognizing unamortized actuarial losses.  In addition, the Company provided for a cash contribution of $337,378, offset by a $116,900 tax benefit, in order to fully fund the DB Plan.  The recognition of the non-cash and cash contributions resulted in a before-tax charge of $847,744, and an after-tax charge of $559,133 ($0.12 per share) for the year ended December 31, 2010.  Since the non-cash expense had previously been provided for as a charge to other comprehensive income, the net effect of the termination on stockholders’ equity was a decrease of $220,478.

The DB Plan assets at fair value as of December 31, 2010 and 2009 were as follows:

	2010		2009
Equity securities:
Principal Financial Group Stock Separate Account - Level 1	$	----	$56,931
Principal Large Cap Stock Index Separate Account - Level 1		----	219,119
Principal Medium Company Blend Separate Account - Level 1		----	180,468
Total Equity Securities			456,518

Debt securities:
General Investment Account* - Level 3		---	1,564,634
Total Plan Assets	$	---	$2,021,152

* The General Investment Account represents an interest in a portfolio of intermediate-term fixed-income investments maintained by the Principal Financial Group.

UNITED-GUARDIAN, INC.

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2010 and 2009:

	2010		2009
Balance, beginning of year		$1,564,634	$1,668,662
Realized gains		---	77,236
Unrealized (losses) relating to instruments still held at reporting date		---	(26,218)
Purchases, sales, issuances and settlements (net)		(1,564,634)	(155,046)
Balance, end of year	$	---	$1,564,634

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

The following table sets forth the Plan's funded status as of December 31, 2010 and 2009:

	2010		2009
Change in Benefit Obligation:
Projected benefit obligation at beginning of year		$2,130,044	$1,906,813
Interest cost		---	113,864
Actuarial loss		337,378	145,090
Benefits paid		---	(35,723)
Effect of settlement/curtailment		(2,467,422)	---
Projected benefit obligation at end of year	$	---	$2,130,044

Change in Plan Assets:
Fair value of Plan assets at beginning of year		$2,021,152	$2,030,402
Actual return on Plan assets		---	26,473
Employer contributions		446,270	---
Benefits paid		---	(35,723)
Effect of settlement		(2,467,422)	---
Fair value of Plan assets at end of year	$	---	$2,021,152

Funded status at end of year - (underfunded) overfunded	$	---	$(108,892)

Amounts recognized in statement of financial position:
Current liability	$	---	$(108,892)
Non-current asset		---	---
Total	$	---	$(108,892)
Amounts recognized in accumulated Other Comprehensive Income ("OCI"):
Total net (gain) loss	$	---	$518,297
Total accumulated OCI (not adjusted for applicable tax)	$	---	$518,297

Weighted-average assumptions used to determine benefit obligations:
Discount rate		N/A	5.75%
Rate of compensation increase		N/A	5.31%

The net periodic pension (benefit) cost includes the following components:

UNITED-GUARDIAN, INC.

	2010		2009
Components of net periodic pension (benefit) cost
Interest cost	$	---	$113,864
Expected return on Plan assets		---	(131,315)
Amortization of net actuarial loss		---	6,659
Effect of special events		---	---
Net periodic pension (benefit) cost	$	---	$(10,792)

Other changes recognized in OCI
Net (gain) loss		$(518,297)	$249,932
Amortization of net loss		---	(6,659)
Amount recognized due to special event		---	---
Total recognized in other comprehensive income		$(518,297)	$243,273
Total recognized in net periodic benefit cost and OCI		$(518,297)	$232,481

Weighted-average assumptions used to determine net period pension (benefit) cost
Discount rate		---	6.25%
Expected long-term return on Plan assets		---	6.75%
Rate of compensation increase		---	5.36%

401(k) Plan

The Company maintains a 401(k) plan for all of its eligible employees. Under the plan, employees may defer up to $16,500 (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in a savings plan.

Because the Company froze all benefits in its DB Plan as of December 31, 2007, and has since terminated that plan, the Company modified its 401(k) plan, effective January 1, 2008, by increasing the employer matching contribution to a maximum of 100% of the first 4% of each employee's pay.  In 2009 the Company began making additional discretionary contributions to each employee's account based on a “pay-to-pay” safe-harbor formula that qualifies the 401(k) plan under current IRS regulations.

Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $90,000 for each of the years ended December 31, 2010 and 2009.

In addition, in December 2010 and 2009 the Company’s Board of Directors authorized discretionary contributions to the modified 401(k) plan in the amount of $175,000 per year, to be allocated among all eligible employees for the 2010 and 2009 plan years.  The 2010 contribution, which was accrued in 2010, was made in January 2011, and the 2009 contribution was made in December 2009. Employees become vested in the discretionary contributions as follows: 20% after one year of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after five years of employment.

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

UNITED-GUARDIAN, INC.

As of December 31, 2010 and 2009, no stock options had been issued under this plan.

As of December 31, 2010 and 2009, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any share-based compensation expense during the years ended December 31, 2010 and 2009.

NOTE  F -  GEOGRAPHIC and OTHER INFORMATION

Through its Guardian Laboratories division the Company manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical and health care products, and specialty industrial products.  It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products.   The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the  Company's products. Many of the cosmetic ingredient products manufactured by Guardian, particularly its LUBRAJEL line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

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

The medical products are not pharmaceutical products.  They consist primarily of medical lubricants, which are marketed by the Company directly to end-users that incorporate them into urologic catheters and other medical devices.  These products are distinguished from the pharmaceutical products  in  that,  unlike  the  pharmaceutical  products,  the  Company  does not  have to obtain regulatory  approval  prior  to marketing these products, since that is the responsibility of the end-user, who markets the product as a medical device.   However, the Company is responsible for manufacturing these products in accordance with Current Good Manufacturing Practices for medical devices.

The industrial products are also marketed directly to the end-users by the Company, and generally do not require that the Company obtain regulatory approval.  However, the end-users may have to obtain such regulatory approvals before marketing these products.

UNITED-GUARDIAN, INC.

The geographic information set forth in paragraph "(b)" below is partially based on sales information provided to the Company by Customer A (shown in paragraph "(c)" below), which exclusively markets the Company's cosmetic ingredients in Canada and China, and also sells some of the Company's products into France on a non-exclusive basis along with Customer B.

(a)	Net Sales
	Years ended December 31,
	2010	2009

Personal Care	$8,391,156	$7,976,819
Pharmaceuticals	2,699,467	2,823,152
Medical	2,612,088	2,682,739
Industrial	169,209	124,899
	13,871,920	13,607,609
Less Discounts and allowances	(148,846)	(330,625)
	$13,723,074	$13,276,984

(b)	Geographic Information

	Years ended December 31,
	2010		2009
		Long-Lived		Long-Lived
	Revenues	Assets	Revenues	Assets

United States	$6,068,696	$1,209,160	$6,612,165	$946,711
Canada	1,995,510	---	1,828,981	---
China	1,549,551	---	1,415,533	---
France	1,323,875	---	951,241	---
Other countries	2,785,442	---	2,469,064	---
	$13,723,074	$1,209,160	$13,276,984	$946,711

(c)	Sales to Major Customers

	Years ended December 31,
	2010	2009
Customer A	$6,034,744	$6,120,001
Customer B	1,177,231	806,047
All other customers	6,511,099	6,350,936
	$13,723,074	$13,276,984

NOTE G - CONTINGENCIES

While the Company has claims that arise from time to time in the ordinary course of its business, the Company is not currently involved in any material claims.

UNITED-GUARDIAN, INC.

NOTE H - ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and 2009 consist of:

	2010	2009
Accrued 401(k) plan contribution	$175,000	$	---
Accrued bonuses	180,000		182,000
Accrued distribution fees	190,590		303,493
Other	270,406		333,701
	$815,996		$819,194

NOTE I - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2010 and 2009 the Company paid to Henry Globus, a former officer and current director of the Company, $22,296 in each year, for consulting services in accordance with his employment termination agreement of 1988.

During each of the years ended December 31, 2010 and 2009 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $16,500, and $14,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.

On May 28, 2010 the Company acquired 350,000 shares of its stock from its largest stockholder and President, Kenneth H. Globus, at $10.75 per share, for a total of $3,762,500.  The Company accounted for these shares using the retirement method.