Form 10-Q
period 2011-03-31
UNITED GUARDIAN INC
filed 2011-05-10
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended        March 31, 2011

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

4,596,439shares of common stock, par value $.10 per share
 (as of May 1, 2011)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
	2011	2010

Net sales	$3,642,049	$3,576,915

Costs and expenses:
Cost of sales	1,460,590	1,414,567
Operating expenses	521,146	618,049
Total costs and expenses	1,981,736	2,032,616
Income from operations	1,660,313	1,544,299

Other income (expense):
Investment income	71,323	92,270
Loss on sale of asset	(5,253)	---
Income before income taxes	1,726,383	1,636,569

Provision for income taxes	560,200	540,725

Net income	$1,166,183	$1,095,844

Earnings per common share (Basic and Diluted)	$0.25	$0.22

Weighted average shares – basic and diluted	4,596,439	4,946,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$2,563,637	$1,514,589
Marketable securities	8,684,098	8,314,403
Accounts receivable, net of allowance for doubtful accounts of $23,000 at March 31, 2011 and December 31, 2010	1,744,051	1,090,711
Inventories (net)	1,167,709	1,321,389
Prepaid expenses and other current assets	126,888	148,240
Prepaid income taxes	---	182,575
Deferred income taxes	218,328	218,328
Total current assets	14,504,711	12,790,235

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,634,488	3,650,283
Building and improvements	2,621,253	2,618,253
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,458,273	6,471,068
Less: Accumulated depreciation	5,284,799	5,261,908
Total property, plant and equipment, net	1,173,474	1,209,160

Other assets	65,926	75,344

TOTAL ASSETS	$15,744,111	$14,074,739

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

  BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	MARCH 31,	DECEMBER 31,
	2011	2010
Current liabilities:	(UNAUDITED)

Accounts payable	$388,557	$208,244
Accrued expenses	748,450	815,996
Income taxes payable	377,325	---
Total current liabilities	1,514,332	1,024,240

Deferred income taxes	8,165	3,626

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at March 31, 2011 and December 31, 2010.	459,644	459,644
Accumulated other comprehensive loss	15,393	6,835
Retained earnings	13,746,577	12,580,394
Total stockholders’ equity	14,221,614	13,046,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,744,111	$14,074,739

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

  STATEMENTS OF CASH FLOWS
(UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31,
	2011	2010
Cash flows from operating activities:
Net income	$1,166,183	$1,095,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,269	55,075
Realized loss on sale of investments	---	5,564
Realized loss on sale of asset	5,253	---
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(653,340)	(337,988)
Inventories	153,680	(348,906)
Prepaid expenses and other currentassets	21,352	(44,510)
Accounts payable	180,313	52,495
Accrued expenses and taxes payable	492,354	476,412

Net cash provided by operating activities	1,423,064	953,986

Cash flows from investing activities:
Acquisition of property, plant and equipment	(32,572)	(115,295)
Proceeds from sale of asset	15,154	---
Net change in certificates of deposit	---	303,712
Proceeds from sale of marketable securities	---	600,000
Purchase of marketable securities	(356,598)	(2,964,142)
Net cash used in investingactivities	(374,016)	(2,175,725)

Cash flows from financing activities:
Dividends paid	---	(1,582,860)
Net cash used in financing activities	---	(1,582,860)

Net increase (decrease) in cash and cashequivalents	1,049,048	(2,804,599)
Cash and cash equivalents at beginning of period	1,514,589	5,021,073
Cash and cash equivalents at end of period	$2,563,637	$2,216,474

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2011.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

3.	Stock-Based Compensation

At March 31, 2011, the Company had a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.  The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statements.

As of March 31, 2011, the Company had no share-based awards outstanding and exercisable and did not grant any options during the three months ended March 31, 2011.

As of March 31, 2011, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any compensation expense during the three-month periods ended March 31, 2011 and 2010.

The Company did not receive any proceeds from the exercise of options during the three months ended March 31, 2011 and 2010.

4.	Recent Accounting Pronouncements

None

5.	Investments

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

March 31, 2011

	Cost	Fair Value	Unrealized Gain/(Loss)
Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$859,589	$846,512	$(13,077)
Maturities after 1 year through 5 years	249,137	242,063	(7,074)
Total U.S. treasury and agencies	1,108,726	1,088,575	(20,151)
Corporate bonds
Maturities within 1 year	81,505	78,470	(3,035)
Maturities after 1 year through 5 years	185,747	179,621	(6,126)
Fixed income mutual funds	7,034,639	7,081,970	47,331
Equity and other mutual funds	249,925	255,462	5,537
	$8,660,542	$8,684,098	$23,556

December 31, 2010

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$859,589	$853,682	$(5,907)
Maturities after 1 year through 5 years	249,137	244,161	(4,976)
Total U.S. treasury and agencies	1,108,726	1,097,843	(10,883)
Corporate bonds
Maturities after 1 year through 5 years	267,251	259,154	(8,097)
Fixed income mutual funds	6,678,972	6,715,870	36,898
Equity and other mutual funds	248,993	241,536	(7,457)
	$8,303,942	$8,314,403	$10,461

There were no sales or redemptions of marketable securities for the three months ended March 31, 2011, as compared with $600,000 for the three months ended March 31, 2010 which included a realized loss of $5,564.

Investment income consisted principally of interest income from bonds and money market funds and dividend income from bond funds and mutual funds.

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

6.	Inventories - Net

	March 31, 2011	December 31, 2010

Inventories consist of the following:
Raw materials and work in process	$481,439	$447,295
Finished products	686,270	874,094
	$1,167,709	$1,321,389

Finished products inventories at March 31, 2011 and December 31, 2010 are stated net of a reserve of $39,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

There were no cash payments for taxes for the three months ended March 31, 2011 as compared to $125,300 for the three months ended March 31, 2010.  There were no payments for interest during the three months ended March 31, 2011 and March 31, 2010.

Research and development expenses amounted to $127,271 and $128,153 for the three months ended March 31, 2011 and March 31, 2010, respectively, and are included in operating expenses.

There were no dividends paid for the three-month period ended March 31, 2011. The Company paid dividends of $1,582,860 ($0.32 per share) for the period ended March 31, 2010.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2010 and March 31, 2011, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S., and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service  and by New York State for years 2008 through 2010.

The Company's policy is to recognize interest and penalties as interest expense.

9.	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended March 31,
	2011	2010

Net income	$1,166,183	$1,095,844

Other comprehensive income:

Unrealized gain on marketable securities during period	23,556	40,162

Income tax expense related to other comprehensive income	8,163	13,920

Other comprehensive income, net of tax	15,393	26,242

Comprehensive income	$1,181,576	$1,122,086

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

10.	Defined Benefit Pension Plan and New Defined Contribution Plan

Defined Benefit Pension Plan: The Company previously sponsored a non-contributory defined benefit pension plan (“DB Plan”) for its employees.  The Company curtailed future benefit accruals to the DB Plan, which had been frozen since December 31, 2007.  In March 2010, the Company received regulatory approval to terminate the DB Plan, and on July 13, 2010 the DB Plan was formally terminated.  The Company did not make any contributions to the DB Plan in the three-month period ended March 31, 2010.

The Company recorded expense and income applicable to the plan of $3,965 for the three months ended March 31, 2010.  These amounts are included in operating expenses.

Defined Contribution Plan: As a result of the discontinuation of its DB Plan, effective January 1, 2008 the Company modified its 401(k) defined contribution plan ("DC Plan") by increasing the employer matching contribution to a maximum of 100% of the first 4% of each employee's pay.  In 2009, the Company also began making additional discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. For the new defined contribution plan, the Company accrued $43,750 in contributions for each of the three-month periods ended March 31, 2011 and March 31, 2010.

11.	Related Party Transactions

During the three-month periods ended March 31, 2011 and March 31, 2010, the Company paid to Henry Globus, a former officer and current director of the Company $5,574, in each of the three-month periods, for consulting services in accordance with his employment termination agreement of 1988.

During the first quarter of 2011 the Company sold one of its vehicles, with a book value of $20,407, to one of its Vice-President's for $15,154, the vehicle's fair market value, as part of his severance package.  As a result, the Company recognized a loss of $5,253.

12.	Other Information

Accrued Expenses

	March 31, 2011	December 31, 2010

Accrued 401K plan contributions	$43,750	$175,000
Accrued bonuses	270,000	180,000
Accrued distribution fees	201,535	190,590
Other	233,165	270,406
	$748,450	$815,996

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of its RENACIDIN® IRRIGATION ("RENACIDIN"), are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the Veteran's Administration.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, patents, and income taxes. Since December 31, 2010, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2010, and a comparison of the results of operations for the three months ended March 31, 2011 and March 31, 2010. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Sales

For the three-month period ended March 31, 2011, net sales increased by $65,134 (1.8%) as compared with March 31, 2010.  The change in net sales for the three-month period ended March 31, 2011 was primarily attributable to sales of the Company’s products, as discussed below.

(a)
Personal care products: For the three months ended March 31, 2011 the Company’s gross sales of personal care products increased by $324,511 (15.0%) when compared with the same period in 2010.  This increase was due to an increase of $524,092 (33.4%) in sales to the Company's largest distributor for the three-month period ended March 31, 2011 when compared with the same period in 2010.  The Company believes that this increase was due to a number of factors, including an increase in demand for the Company's products, the replenishment of that distributor's low inventory levels on certain products, as well as the timing of customer orders. This increase was partially offset by a decrease of $199,581 (8.0%) in sales to some of the Company's other distributors in the first quarter of 2011.

(b)
Pharmaceuticals: Pharmaceutical gross sales decreased by $487,451 (63.2%) for the three months ended March 31, 2011 when compared with the same period in 2010.  The decrease was primarily due to the limited availability of RENACIDIN in the first quarter of 2011.  This limited availability was the result of a temporary curtailment of production of RENACIDIN by the Company's supplier of the product in August 2010. The Company began allocating product among its customers in November 2010 and completely ran out of product in February 2011. The Company was able to obtain one additional batch of product in mid-March 2011 and has been selling from that batch on very tight allocation. The Company's supplier has now resumed production and the Company expects to resume normal sales of RENACIDIN by mid-May 2011. Further details on the temporary curtailment of RENACIDIN production can be found in the Company's SEC filing on Form 10-K for the fiscal year ended December 31, 2010.

In addition to the reduction in sales of RENACIDIN due to the curtailment of production, management believes that revenue from pharmaceutical sales in the first quarter of 2011 was also negatively impacted compared with the first quarter of 2010 because in the first quarter of 2010 the Company had implemented a price increase on its pharmaceutical products, which took effect on April 1, 2010, which resulted in customers significantly increasing their orders in March 2010 in order to build up inventory prior to the price increase.  The Company was not able to implement a comparable price increase in the first quarter of 2011 because it would have been unable to supply RENACIDIN in sufficient quantities (as discussed previously).  This contributed further to  the significantly lower pharmaceutical sales in the first quarter of 2011.

(c)
Medical (non-pharmaceutical) products:  Gross sales of the Company’s medical products increased $219,764 (32.3%) for the three-month period ended March 31, 2011 when compared with the same period in 2010.  The Company believes the increase was primarily due to the timing of customer orders.

In addition to the above changes in sales, net sales allowances decreased by $7,632 (15.6%) for the three months ended March 31, 2011 when compared with the same period in 2010.  This decrease was primarily due to lower distribution fees as a result of the decrease in pharmaceutical sales in the period ended March 31, 2011.

Cost of Sales

Cost of sales as a percentage of sales increased slightly to 40.1% for the three months ended March 31, 2011 from 39.5% for the comparable period in 2010.  This was mainly due to an increase in the cost of one of the Company's primary raw materials.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses decreased $96,903 (15.7%) for the three months ended March 31, 2011 compared with the comparable period in 2010. This decrease was primarily attributable to decreases in payroll and payroll-related expenses, professional and consulting fees, and a real estate tax refund.

Other Income

Investment income decreased $20,947 (22.7%) for the three months ended March 31, 2011 when compared with the comparable period in 2010. This was the result of lower balances and a decline in interest rates.  The Company experienced a $5,253 loss on the sale of an asset (a company-owned vehicle) for the three months ended March 31, 2011.  There was no such loss for the three months ended March 31, 2010.

Provision for Income Taxes

The provision for income taxes increased by $19,475 (3.6%) for the three months ended March 31, 2011 when compared with the same period in 2010.  This increase was mainly due to an increase in net income from operations before taxes of $89,814 (5.5%) in 2011 when compared with 2010.

The Company's effective income tax rate was approximately 33% for the three months ended March 31, 2011 and 2010 and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,224,384 to $12,990,379 at March 31, 2011 from $11,765,995 at December 31, 2010. The current ratio decreased to 9.6 to 1 at March 31, 2011 from 12.5 to 1 at December 31, 2010. The decrease in the current ratio was primarily due to an increase in accounts payable and income taxes payable.

During the three-month period ended March 31, 2011 the average period of time that an account receivable was outstanding was approximately 35 days. The average period of time that an account receivable was outstanding during the three-month period ended March 31, 2010 was 39 days.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next 12 months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2011.

The Company generated cash from operations of $1,423,064 and $953,986 for the three months ended March 31, 2011 and March 31, 2010, respectively. The increase in cash was primarily due to increases in net income, accounts payable, and accrued expenses, and a decrease in inventory.

Cash used in investing activities for the three-month period ended March 31, 2011 was $374,016, while cash used in investing activities for the three-month period ending March 31, 2010 was $2,175,725. The increase in cash used in investing activities was primarily due to a decrease in the amount of marketable securities purchased in the first quarter of 2011 compared with the first quarter of 2010.

There was no cash used in financing activities for the three months ended March 31, 2011 compared to $1,582,860 for the three months ended and March 31, 2010.   The cash used in financing activities for the three months ended March 31, 2010 related to the payment of a dividend in January 2010.  There were no dividend payments made in the first quarter of 2011.  The Company chose to pay the year-end dividend in December 2010 rather than waiting until January due to uncertainties regarding the extension of certain tax cuts on qualified dividends originally enacted under the Economic Growth and Tax Relief Reconciliation Act of 2001.

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

UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/ ROBERT S. RUBINGER
Robert S. Rubinger
Date: May 10, 2011	Chief Financial Officer