Form 10-Q
period 2011-06-30
UNITED GUARDIAN INC
filed 2011-08-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      June 30, 2011

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

4,596,439 shares of common stock, par value $.10 per share
 (as of August 1, 2011)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2011	2010	2011	2010

Net sales	$4,060,299	$3,734,552	$7,702,348	$7,311,467

Costs and expenses:
Cost of sales	1,628,293	1,397,379	3,088,883	2,811,946
Operating expenses	700,783	708,580	1,221,929	1,326,629
Pension plan termination	---	847,744	---	847,744
Total costs and expenses	2,329,076	2,953,703	4,310,812	4,986,319

Income from operations	1,731,223	780,849	3,391,536	2,325,148

Other income:
Investment income	72,580	132,876	143,903	225,146
Gain on sale of assets	11,237	---	5,984	---

Income before income taxes	1,815,040	913,725	3,541,423	2,550,294

Provision for income taxes	590,400	289,201	1,150,600	829,926

Net Income	$1,224,640	$624,524	$2,390,823	$1,720,368

Earnings per common share (Basic and Diluted)	$0.27	$0.13	$0.52	$0.35

Weighted average shares – basic and diluted	4,596,439	4,819,516	4,596,439	4,882,627

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	JUNE 30,	DECEMBER 31,
	2011	2010
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,443,884	$1,514,589
Marketable securities	9,600,305	8,314,403
Accounts receivable, net of allowance for doubtful accounts of $23,000 at June 30, 2011 and December 31, 2010	1,694,656	1,090,711
Inventories (net)	1,027,730	1,321,389
Prepaid expenses and other current assets	200,502	148,240
Prepaid income taxes	---	182,575
Deferred income taxes	218,328	218,328
Total current assets	14,185,405	12,790,235

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,676,823	3,650,283
Building and improvements	2,670,451	2,618,253
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,549,806	6,471,068
Less: Accumulated depreciation	5,311,040	5,261,908
Total property, plant and equipment, net	1,238,766	1,209,160

Other assets	56,508	75,344

TOTAL ASSETS	$15,480,679	$14,074,739

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2011	2010
Current liabilities:	(UNAUDITED)

Accounts payable	$558,419	$208,244
Accrued expenses	1,002,685	815,996
Income taxes payable	62,725	---
Total current liabilities	1,623,829	1,024,240

Deferred income taxes	27,973	3,626

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	459,644	459,644
Accumulated other comprehensive income (loss)	52,735	6,835
Retained earnings	13,316,498	12,580,394
Total stockholders’ equity	13,828,877	13,046,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,480,679	$14,074,739

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,390,823	$1,720,368
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,368	108,266
Realized gain on sales of marketable Securities	(142)	(47,909)
Realized gain on sale of assets	(5,984)	---
Realized loss on pension termination	---	338,655
Amortization of bond premium	140	---
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(603,945)	(656,002)
Inventories	293,659	(164,848)
Prepaid expenses and other current and non-current assets	(52,262)	(15,319)
Deferred income taxes	---	37,742
Accounts payable	350,175	(62,868)
Accrued expenses and taxes payable	431,989	26,461
Pension liability	---	337,378
Net cash provided by operating activities	2,930,821	1,621,924

Cash flows from investing activities:
Acquisition of property, plant and equipment	(157,545)	(208,862)
Proceeds from sale of assets	26,390
Proceeds from sale of marketable securities	1,300,000	5,104,428
Purchases of marketable securities	(2,515,653)	(3,918,748)
Net change in certificates of deposit	---	578,399
Net cash (used in) provided by investing activities	(1,346,808)	1,555,217

Cash flows from financing activities:
Acquisition of treasury stock	---	(3,762,500)
Dividends paid	(1,654,718)	(3,066,792)
Net cash used in financing activities	(1,654,718)	(6,829,292)

Net decrease in cash and cash equivalents	(70,705)	(3,652,151)
Cash and cash equivalents at beginning of period	1,514,589	5,021,073
Cash and cash equivalents at end of period	$1, 443,884	$1,368,922

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three and six months ended June 30, 2011 (also referred to as the "second quarter of 2011" and the "first half of 2011", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2011.  The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011, the Company had no share-based awards outstanding and exercisable and did not grant any options during the first half of 2011.

As of June 30, 2011, there were no remaining unrecognized compensation costs related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any stock-based compensation expense during the first half of 2011 or 2010.

The Company did not receive any proceeds from the exercise of options during the first half of 2011 or 2010.

4.	Investments

The fair values of the Company’s marketable securities and certificates of deposit are determined in accordance with GAAP, with fair value being defined as the amount that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions,  the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value, as follows:

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

• Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair-value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

June 30, 2011	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$507,126	$479,641	$(27,485)
Total US Treasury and agencies	507,126	479,641	(27,485)
Corporate bonds
Mature within 1 year	174,128	165,919	(8,209)
Maturities after 1 year through 5 years	297,464	291,500	(5,964)
Fixed income mutual funds	8,289,700	8,407,414	117,714
Equity and other mutual funds	251,179	255,831	4,652
	$9,519,597	$9,600,305	$80,708

December 31, 2010	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$859,589	$853,682	$(5,907)
Maturities after 1 year through 5 years	249,137	244,161	(4,976)
Total US Treasury and agencies	1,108,726	1,097,843	(10,883)
Corporate bonds
Maturities after 1 year through 5 years	267,251	259,154	(8,097)
Fixed income mutual funds	6,678,972	6,715,870	36,898
Equity and other mutual funds	248,993	241,536	(7,457)
	$8,303,942	$8,314,403	$10,461

Proceeds from the sale and redemption of marketable securities amounted to $1,300,000 for the first half of 2011, which included realized gains of $142. Proceeds from the sale and redemption of marketable securities amounted to $5,104,428 for the first half of 2010, which included realized gains of $47,909.

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

5.	Inventories - Net

	June 30,	December 31,
	2011	2010
Inventories consist of the following:
Raw materials and work in process	$478,938	$447,295
Finished products	548,792	874,094
	$1,027,730	$1,321,389

Finished product inventories at June 30, 2011 and December 31, 2010 are stated net of a reserve of $20,000 and $39,000, respectively, for slow-moving or obsolete inventory.

6.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $905,000 and $1,025,300 for the first half of 2011 and 2010, respectively.  No payments were made for interest during these periods.

The Company paid $1,654,718 ($0.36 per share) and $3,066,792 ($0.62 per share) in dividends for the first half of 2011 and 2010, respectively. The amount that the Company paid in dividends in the first half of 2011 was less than the amount paid in the first half of 2010 because the Company paid the 2010 year-end dividend in December 2010 rather than waiting until January 2011 due to uncertainties relating to the taxation of qualified dividends, whereas the dividend declared in December 2009 was paid in January 2010.

On May 29, 2010 the Company retired 350,000 shares of stock that it purchased from Kenneth H. Globus, the Company's President and largest stockholder.  On June 9, 2010 the Company retired the 62,200 shares of its stock which it previously held as treasury stock.

Research and development expenses amounted to $259,766 and $257,268 for the first half of 2011 and 2010, respectively, and are included in operating expenses.

7.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2011 and December 31, 2010 the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2008 through 2010.

The Company's policy is to recognize interest and penalties in interest expense.

8.	Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$1,224,640	$624,524	$2,390,823	$1,720,368

Other comprehensive income
Unrealized gain on marketable securities during period	57,152	23,724	80,708	63,886
Adjustment for pension termination	---	518,296	---	518,296

Income tax expense related to other comprehensive income	(19,810)	(187,864)	(27,973)	(201,784)

Other comprehensive income, net of tax	37,342	354,156	52,735	380,398
Comprehensive income	$1,261,982	$978,680	$2,443,558	$2,100,766

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

9.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. In 2009, the Company also began making additional discretionary contributions to each employee's account based on a “pay-to-pay” safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. For the three and six months ended June 30, 2011 the Company had accrued for contributions of $43,750 and $87,500, respectively, to the DC Plan. In the three-month period ended March 31, 2010 the Company had accrued for a contribution of $43,750 to the DC Plan, but, as a result of the unexpected costs the Company incurred in terminating its previous defined benefit pension plan, the Company reversed that provision in the second quarter of 2010.

10.	Related-Party Transactions

During the first half of 2011 and 2010, the Company paid to Henry Globus, a former officer and current director of the Company, $11,148, for consulting services in accordance with his employment termination agreement of 1988.

During  the first half of 2011 and 2010 the Company paid to Bonamassa, Maietta and Cartelli, LLP $6,000 and $7,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

On May 28, 2010 the Company redeemed and retired 350,000 shares of its stock from its largest shareholder and President, Kenneth H. Globus, at $10.75 per share, for a total of $3,762,500.

During the first quarter of 2011 the Company sold one of its vehicles, with a book value of $20,407, to one of its Vice Presidents for $15,154 (the vehicle's fair market value) as part of his severance package.  As a result, the Company recognized a non-cash loss of $5,253.

11.	Other Information

Accrued Expenses

	June 30,	December 31,
	2011	2010

Accrued bonuses	$408,250	$180,000
Accrued 401K plan contributions	87,500	175,000
Accrued distribution fees	187,904	190,590
Other	319,031	270,406
	$1,002,685	$815,996

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2010, and a comparison of the results of operations for the second quarter of 2011 and 2010, and the first half of 2011 and 2010. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 2011 increased $325,747 (8.7%) compared with the comparable period in 2010. Net sales for the first half of 2011 increased $390,881 (5.3%) as compared with the corresponding period in 2010. The changes in net sales for the second quarter of 2011 and the first half of 2011 were attributable to changes in sales of the following product lines:

(a)
Pharmaceuticals: Pharmaceutical sales for the second quarter of 2011 increased $387,688 (62.0%) when compared with the second quarter of 2010. This was the result of a price increase that was implemented on June 1, 2011, which caused a significant increase in sales in May 2011 as customers purchased additional inventory in anticipation of the price increase. In addition, because of the shortage of the Company's RENACIDIN IRRIGATION product from November 2010 to May 2011, sales increased significantly when product became available in May. However, Pharmaceutical sales for the first half of 2011 decreased $99,743 (7.1%) compared with the same period in 2010 as a result of the limited availability of RENACIDIN IRRIGATION in the first quarter of 2011.

(b)
Personal care products: For the second quarter of 2011 the Company’s sales of personal care products increased by $132,092 (5.6%) when compared with the second quarter of 2010. For the first half of 2011 the Company’s sales of personal care products increased by $456,603 (10.1%) when compared with the comparable period in 2010. These increases were primarily the result of an increase in sales to the Company’s largest marketing partner, ISP. Sales to ISP increased by $344,840 (20.6%) and $868,932 (26.8%) for the three and six months, respectively, ended June 30, 2011, compared with the corresponding periods in 2010. These increases were partially offset by decreases in sales to four of the Company's five other marketing partners for these periods.  The Company believes that approximately 35-40% of the decreases were attributable to business lost to competitive products, and the balance was due to the timing of orders. The Company has been informed that some of the business lost in the first half of 2011 has already been recovered for future deliveries.  The Company is aggressively working with its marketing partners to try to fully recover any business it has lost to competitive products.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products decreased by $46,965 (7.6%) for the second quarter of 2011 compared with the second quarter of 2010, and sales increased by $172,799 (13.3%) for the first half of 2011 compared with the comparable period in 2010. These changes were primarily attributable to the ordering patterns of the Company's customers for these products, and may not reflect an increase or a decrease in sales of these products on an annualized basis.

(d)
Industrial & other products:  Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $35,338 (54.1%) and $33,556 (36.3%) for the three and six months, respectively, ended June 30, 2011, when compared with the corresponding periods ended June 30, 2010.

In addition to the above changes in sales, net sales allowances increased $111,729 and $105,223 for the three and six months, respectively, ended June 30, 2011, when compared with the corresponding periods in 2010. The increases were primarily due to increases in allowances for distribution fees related to sales of the Company's pharmaceutical products.

Cost of Sales

For the second quarter of 2011, cost of sales as a percentage of sales increased to 40.1% from 37.4% as compared with the comparable period in 2010. Cost of sales as a percentage of sales increased to 40.1% for the first half of 2011 from 38.5% for the comparable period in 2010.   The increases in cost of sales were primarily due to an increase in the cost of the Company's most significant raw material, partially offset by a slight shift in the Company's product mix to higher- margin products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased $7,797 (1.1%) for the second quarter of 2011 compared with the comparable quarter in 2010, and decreased $104,700 (7.9%) for the first half of 2011 compared with the first half of 2010. The decreases for the second quarter and first half of 2011 were primarily attributable to decreases in payroll and payroll-related expenses, professional and consulting fees and a real estate tax refund.

Defined Benefit Pension Plan Termination

On July 13, 2010, the Company terminated its defined benefit pension plan ("DB Plan").  The termination resulted in the Company recognizing a one-time non-cash expense of $518,296, offset by a $179,641 tax benefit associated with recognizing unamortized actuarial losses.  In addition, the Company provided for a cash contribution of $337,378, offset by a $116,900 tax benefit, in order to fully fund the DB Plan. The recognition of the non-cash and cash contributions resulted in a before-tax charge of $847,744, and an after-tax charge of $559,133 ($0.12 and $0.11 per share for the three and six months, respectively, ended June 30, 2010).  Since the non-cash expense had previously been provided for as a charge to other comprehensive income, the net effect of the termination was a $220,478 decrease in stockholders' equity.

Other Income

Investment income decreased $60,296 (45.4%) and $81,243 (36.1%) for the three and six months, respectively, ended June 30, 2011, when compared with the comparable periods in 2010. These decreases were mainly attributable to a decline in interest rates.  In the second quarter of 2011 the Company  experienced a gain of $11,237 from the sale of equipment. For the first half of 2011 there was a net gain of $5,984, which consisted of the $11,237 gain from the second quarter partially offset by a loss of $5,523 on the sale of a company vehicle in the first quarter of 2011. There were no such gains or losses for the comparable periods in 2010.

Provision for Income Taxes

The provision for income taxes increased by $301,199 (104.1%) and $320,674 (38.6%) for the three and six months, respectively, ended June 30, 2011, when compared with the comparable periods in 2010. These increases were primarily due to increases in income before taxes of $901,315 (98.6%) and $991,129 (38.9%) for the three and six months, respectively,  ended June 30, 2011 compared with the comparable periods in 2010.

The Company's effective income tax rate was approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $795,581 to $12,561,576 at June 30, 2011 from $11,765,995 at December 31, 2010. The increase in working capital was primarily due to an increase in marketable securities and accounts receivable. The current ratio decreased to 8.7 to 1 at June 30, 2011 from 12.5 to 1 at December 31, 2010. The decrease in the current ratio was primarily due to the effect of a increase in accounts payable and accrued expenses.

During the first half of 2011 the average period of time that an account receivable was outstanding was approximately 33 days. The average period of time that an account receivable was outstanding during the first half of 2010 was 42 days.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2011.

The Company generated cash from operations of $2,930,821 and $1,621,924 for the first half of 2011 and 2010, respectively. The increase was primarily due to increases in net income, accounts payable, and accrued expenses, and a decrease in inventory.

Cash used in investing activities for the first half of 2011 was $1,346,808, while cash provided by investing activities was $1,555,217 for the first half of 2010. This decrease was primarily due to the sale of marketable securities in the six months ended June 30, 2010.

Cash used in financing activities was $1,654,718 and $6,829,292 for the first half of 2011 and 2010, respectively. This decrease was mainly due to no further acquisition of treasury stock for the first half of 2011, and no dividend payment in the first quarter of 2011. The Company chose to pay the year-end dividend in December 2010 rather than waiting until January 2011 due to uncertainties regarding the extension of certain tax cuts on qualified dividends originally enacted under the Economic Growth and Tax Relief Reconciliation Act of 2001.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of other opportunities that are in the best interest of the Company, should they arise.

RECENT ACCOUNTING PRONOUNCEMENTS

There were no recent accounting pronouncements applicable to the Company.

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

Date:  August 4, 2011