Form 10-Q
period 2011-09-30
UNITED GUARDIAN INC
filed 2011-11-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

              For the quarterly period ended  September  30, 2011

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

              For the transition period from _________  to  _________

Commission File Number:   1-10526

UNITED-GUARDIAN, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-1719724
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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
 Yes [x]     No [  ]

Cover Page 1 of 2

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [  ]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)
Accelerated filer	[ ]
Smaller reporting company	[x]

Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act.)
Yes [  ]      No [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,596,439 shares of common stock, par value $.10 per share
 (as of November  1, 2011)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC. STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2011	2010	2011	2010

Net sales	$3,345,035	$3,848,393	$11,047,383	$11,159,860

Costs and expenses:
Cost of sales	1,229,561	1,450,053	4,318,444	4,261,999
Operating expenses	537,248	598,809	1,759,177	1,925,438

Pension plan termination	---	---	---	847,744
Total costs and expenses	1,766,809	2,048,862	6,077,621	7,035,181
Income from operations	1,578,226	1,799,531	4,969,762	4,124,679

Other income:
Investment income	61,308	65,954	205,211	291,100
Gain on sale of assets	12,267	---	18,251	---
Income from damage settlement	385,182	---	385,182	---
Total other income	458,757	65,954	608,644	291,100

Income before income taxes	2,036,983	1,865,485	5,578,406	4,415,779

Provision for income taxes	667,700	621,700	1,818,300	1,451,626

Net income	$1,369,283	$1,243,785	$3,760,106	$2,964,153

Earnings per common share (Basic and Diluted)	$0.30	$0.27	$0.82	$0.62

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,786,183

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(UNAUDITED)

ASSETS	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Current assets:	(UNAUDITED)

Cash and cash equivalents	$1,076,391	$1,514,589
Marketable securities	10,658,298	8,314,403
Accounts receivable, net of allowance for doubtful accounts of $18,500 at September 30, 2011 and $23,000 at December 31, 2010	1,451,085	1,090,711
Inventories (net)	1,585,490	1,321,389
Prepaid expenses and other current assets	131,973	148,240
Prepaid income taxes	---	182,575
Deferred income taxes	218,328	218,328
Total current assets	15,121,565	12,790,235

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,681,447	3,650,283
Building and improvements	2,703,364	2,618,253
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,587,343	6,471,068
Less: Accumulated depreciation	5,313,771	5,261,908
Total property, plant and equipment, net	1,273,572	1,209,160

Other assets	47,090	75,344

TOTAL ASSETS	$16,442,227	$14,074,739

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
Current liabilities:	(UNAUDITED)
Accounts payable	$267,458	$208,244
Accrued expenses	766,881	815,996
Income taxes payable	230,425	---
Total current liabilities	1,264,764	1,024,240

Deferred income taxes	11,104	3,626

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,596,439 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	459,644	459,644
Accumulated other comprehensive income	20,933	6,835
Retained earnings	14,685,782	12,580,394
Total stockholders’ equity	15,166,359	13,046,873

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,442,227	$14,074,739

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$3,760,106	$2,964,153
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,732	176,349
Realized loss (gain) on sales of marketable securities	17,849	(47,080)
Realized gain on sale of assets	(18,251)	---
Realized loss on pension termination	---	338,655
Amortization of bond premium	559	---
Deferred income taxes	---	37,742
Provision for bad debts	(4,237)	---
(Increase) decrease in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(356,137)	(6,641)
Inventories	(264,101)	2,635
Prepaid expenses and other current and non-current assets	198,842	81,372
Accounts payable	59,214	(230,109)
Accrued expenses and taxes payable	181,310	(150,719)
Pension liability	---	(108,892)
Net cash provided by operating activities	3,768,886	3,057,465

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(250,297)	(413,998)
Proceeds from sale of assets	38,658	---
Proceeds from sales of marketable securities	1,540,000	5,404,428
Purchases of marketable securities	(3,880,727)	(5,565,854)
Net change in certificates of deposit	---	1,014,866
Net cash (used in) provided by investingactivities	(2,552,366)	439,442

Cash flows from financing activities:
Acquisition of treasury stock	---	(3,762,500)
Dividends paid	(1,654,718)	(3,066,792)
Net cash used in financing activities	(1,654,718)	(6,829,292)

Net decrease in cash and cashequivalents	(438,198)	(3,332,385)
Cash and cash equivalents at beginning of period	1,514,589	5,021,073
Cash and cash equivalents at end of period	$1,076,391	$1,688,688

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

2.         Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included.  The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2011. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

As of September 30, 2011, the Company had no share-based awards outstanding and exercisable and did not grant any options during the nine months ended September 30, 2011.

As of September 30, 2011, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any stock-based compensation expense during the nine-month periods ended September 30, 2011 and 2010.

The Company did not receive any proceeds from the exercise of options during the nine-month periods ended September 30, 2011 and 2010.

4.         Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to the disclosure requirements for the presentation of comprehensive income.  The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  This guidance is effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. The Company will adopt this amendment in the first quarter of 2012. The adoption of this amendment will not have a material impact on the Company's results of operations, cash flows or financial position.

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

The following available-for-sale securities, which comprise all of the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

			Unrealized
September 30, 2011	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies:
Mature within 1 year	$249,136	$236,781	$(12,355)
Corporate bonds:
Mature within 1 year	267,251	249,450	(17,801)
Maturities after 1 year through 5 years	203,920	197,961	(5,959)
Total corporate bonds	471,171	447,411	(23,760)
Fixed income mutual funds	9,653,754	9,753,065	99,311
Equity and other mutual funds	252,200	221,041	(31,159)
	$10,626,261	$10,658,298	$32,037

			Unrealized
December 31, 2010	Cost	Fair Value	Gain/(Loss)

Available for Sale:
U.S. Treasury and agencies:
Mature within 1 year	$859,589	$853,682	$(5,907)
Maturities after 1 year through 5 years	249,137	244,161	(4,976)
Total U.S. Treasury and agencies	1,108,726	1,097,843	(10,883)
Corporate bonds:
Maturities after 1 year through 5 years	267,251	259,154	(8,097)
Fixed income mutual funds	6,678,972	6,715,870	36,898
Equity and other mutual funds	248,993	241,536	(7,457)
	$8,303,942	$8,314,403	$10,461

Proceeds from the sale and redemption of marketable securities amounted to $1,540,000 for the nine months ended September 30, 2011, which included realized losses of $17,849. Proceeds from the sale and redemption of marketable securities, amounted to $5,404,428 for the nine months ended September 30, 2010, which included realized gains of $47,080.

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

6.         Inventories - Net

	September 30,	December 31,
	2011	2010
Inventories consist of the following:
Raw materials and work in process	$571,345	$447,295
Finished products	1,014,145	874,094
	$1,585,490	$1,321,389

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at September 30, 2011 and December 31, 2010 are stated net of a reserve of $20,000 and $39,000, respectively, for slow moving or obsolete inventory.

7.         Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,405,000 and $1,525,300 for the nine months ended September 30, 2011 and September 30, 2010, respectively. No payments were made for interest during these periods.

The Company paid $1,654,718 ($0.36 per share) and $3,066,792 ($0.62 per share) in dividends for the nine months ended September 30, 2011 and September 30, 2010, respectively. The amount that the Company paid in dividends for the nine months ended September 30, 2011 was less than the amount paid for the nine months ended September 30, 2010, because the Company paid the 2010 year-end dividend in December 2010 rather than waiting until January 2011 due to uncertainties relating to the taxation of qualified dividends, whereas the dividend declared in December 2009 was paid in January 2010.

On May 29, 2010 the Company retired 350,000 shares of stock that it purchased from Kenneth H. Globus, the Company's President and largest stockholder. On June 9, 2010 the Company retired the 62,200 shares of its stock which it previously held as treasury stock.

Research and development expenses amounted to $489,988 and $466,441 for the nine months ended September 30, 2011 and September 30, 2010, respectively, and are included in operating expenses.

8.         Income Taxes

The Company’s tax provision is based on its estimated annual effective rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2011 and December 31, 2010 the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2008 through 2010.

The Company's policy is to recognize interest and penalties in interest expense.

9.         Comprehensive Income

The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income	$1,369,283	$1,243,785	$3,760,106	$2,964,153

Other comprehensive income
Unrealized (loss) gain on marketable securities during reporting period	(48,671)	115,031	21,576	178,917
Adjustment for pension termination	---	---	---	518,296
Income tax benefit (expense) related to other comprehensive income	16,869	(39,870)	(7,478)	(241,654)

Other comprehensive income, net of tax	(31,802)	75,161	14,098	455,559
Comprehensive income	$1,337,481	$1,318,946	$3,774,204	$3,419,712

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities and liability for pension benefit net of the related tax effect.

10.       Defined Contribution Plan.

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. In 2009, the Company also began making additional discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. For the three and nine months ended September 30, 2011 the Company had accrued contributions of $43,750 and $131,250, respectively, to the DC Plan. For the three and nine months ended September 30, 2010 the Company made no provisions for discretionary contributions to the DC Plan.

11.       Related-Party Transactions

During each of the nine-month periods ended September 30, 2011 and September 30, 2010, the Company paid to Henry Globus, a former officer and current director of the Company, $16,722, for consulting services in accordance with his employment termination agreement of 1988.

During the nine-month periods ended September 30, 2011 and September 30, 2010, the Company paid to Bonamassa, Maietta and Cartelli, LLP $6,000 and $13,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

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

During the third quarter of 2011 the President of the Company, Kenneth H. Globus, was reimbursed $11,406 for the value of the trade in of a personal vehicle that was used to purchase a Company vehicle.

12.       Other Information

Accrued Expenses

	September 30,	December 31,
	2011	2010
Accrued bonuses	$100,000	$180,000
Accrued 401(k) plan contributions	131,250	175,000
Accrued distribution fees	192,376	190,590
Other	343,255	270,406
	$766,881	$815,996

13.       Other Income

At the end of 2010 the Company experienced a temporary suspension of RENACIDIN IRRIGATION production due to regulatory issues at the supplier's facility.  Production did not resume until May 2011.  As a result, the Company determined that it lost approximately $390,000 in gross profit that would have been generated from sales of the product if production had not been curtailed. The Company and its supplier entered into a settlement agreement whereby the Company would be reimbursed for these losses. The miscellaneous income of $385,182 represents the amount that was repaid to the Company during the third quarter of 2011. Further information can be found in the Company's filing on Form 10-K for 2010.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of competitive products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; changes in intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

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

The Company’s pharmaceutical products are distributed in the United States primarily by the major drug wholesalers. Its personal care products are marketed worldwide by five marketing partners. The largest of those marketing partners, and the one responsible for the most significant sales of the Company's personal care products, has been International Specialty Products Inc., which was acquired during the third quarter of 2011 by Ashland Inc., a global supplier of specialty chemical products for consumer and industrial markets, and is now doing business under the name Ashland Specialty Ingredients ("ASI").  This acquisition is not expected to negatively impact the business relationship between the Company and what is now ASI.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, patents and income taxes. Since December 31, 2010, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2010, and a comparison of the results of operations for the three and nine months ended September 30, 2011 and September 30, 2010. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 2011 decreased $503,358 (13.1%) compared with the third quarter of 2010. Net sales for the first nine months of 2011 decreased $112,477 (1.0%) compared with the corresponding period in 2010. The changes in net sales for these periods in 2011 were attributable to the following changes in sales of the Company's various product lines:

(a)
Personal care products:  Sales of the Company’s personal care products decreased $359,141 (14.2%) for the third quarter of 2011 compared with the third quarter of 2010, but sales of these products increased $97,462 (1.4%) for the nine-month period ended September 30, 2011 compared with the same period in 2010. The decrease in the third quarter of 2011 was the result of unusually strong sales in the third quarter of 2010 to ASI, the Company’s largest marketing partner. However, for the nine-month period ended September 30, 2011 sales to ASI increased by $473,356 (8.9%) when compared with the same period in 2010.  This increase was partially offset by decreases in sales to some of the Company’s other marketing partners. The decreases for the nine-month period were primarily attributable to the Company’s marketing partners in France, South Korea, and Italy. These marketing partners were adversely affected by the economic conditions in their respective countries for the first nine months of 2011 compared with the first nine months of 2010. However, sales to the Company’s marketing partners in France and South Korea increased in the third quarter of 2011 compared with the third quarter of 2010.

(b)
Pharmaceuticals:  Sales of the Company’s pharmaceutical products decreased $288,364 (41.4%) in the third quarter of 2011 when compared with the third quarter of 2010. Similarly, sales for the nine-month period ended September 30, 2011 decreased by $388,107 (18.5%) when compared with the comparable period in 2010. The decrease in sales for both periods was the result of a decrease in sales of the Company’s RENACIDIN IRRIGATION product, which has not yet returned to its historically consistent sales level due to (1) a temporary curtailment of sales between November 2010 and May 2011 due to production problems experienced by the Company's supplier, and (2) a price increase implemented on June 1, 2011, which resulted in customers purchasing additional inventory in May 2011 in order to minimize the impact of the price increase. This historically results in lower sales for several months following the price increase.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased $143,469 (22.0%) for the third quarter of 2011 compared with the third quarter of 2010. This increase was due to sales to two customers, and is attributable to both the ordering patterns of these customers and to an increase in demand from these customers. Sales for the first nine months of 2011 increased $316,267 (16.2%) compared with the same period in 2010, and this increase was also due to increased sales to these same two customers.

(d)
Industrial and other products:  Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $13,594 (27.5%) for the third quarter of 2011, and decreased $47,150 (33.2%) for the first nine months of 2011, when compared with the same period in 2010.

In addition to the above changes in sales, net sales allowances increased $14,275 and  decreased $90,948 for the three and nine months, respectively, ended September 30, 2011 when compared with the corresponding periods in 2010. The changes were due to increases and decreases in allowances for distribution fees related to sales of the Company's pharmaceutical products.

Cost of Sales

Cost of sales as a percentage of sales decreased to 36.8% for the three months ended September 30, 2011 from 37.7% for the comparable period in 2010. For the nine months ended September 30, 2011, cost of sales as a percentage of sales increased to 39.1% from 38.2% for the comparable period in 2010. For the three months ended September 30, 2011 the decrease in cost of sales as a percentage of sales was primarily due to increased sales of higher-margin products, and a decrease in sales of one lower-margin product. The increase in the first nine months of 2011 compared with the same period in 2010 was primarily due to a cost increase for the Company’s primary raw material. This was partially offset by the decrease in sales of one of the Company’s lower margin products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased $61,561 (10.3%) for the third quarter of 2011 compared with the comparable quarter in 2010, and decreased $166,261 (8.6%) for the nine-month period ended September 30, 2011 compared with the comparable periods in 2010. The decreases for the third quarter and the first nine months of 2011 were primarily due to decreases in professional, consulting, annual reporting costs and a real estate tax refund.

Defined Benefit Pension Plan Termination

On July 13, 2010, the Company terminated its defined benefit pension plan ("DB Plan").  The termination resulted in the Company recognizing a one-time non-cash expense of $518,296, offset by a $179,641 tax benefit associated with recognizing unamortized actuarial losses.  In addition, the Company provided for a cash contribution of $337,378, offset by a $116,900 tax benefit, in order to fully fund the DB Plan. The recognition of the non-cash and cash contributions resulted in a before-tax charge of $847,744, and an after-tax charge of $559,133 ($0.12 and $0.11 per share for the three and six-month period ended June 30, 2010).  Since the non-cash expense had previously been provided for as a charge to other comprehensive income, the net effect of the termination was a $220,478 decrease in stockholders' equity.

Other Income

For the three- and nine-month periods ended September 30, 2011, investment income decreased $4,646 (7.0%) and $85,889 (29.5%), respectively, when compared with the comparable periods in 2010. The decreases were mainly attributable to a decline in interest rates and lower returns on investments. In the third quarter of 2011 the Company experienced a gain of $12,267 from the sale of equipment. For the first nine months of 2011 there was a net gain of $18,251, which consisted of a $12,267 gain in the third quarter and a $11,237 gain in the second quarter, which was partially offset by a loss of $5,523 on the sale of a company vehicle in the first quarter of 2011. There were no such gains or losses for the comparable periods in 2010. In the third quarter of 2011 the Company received income of $385,182 from the partial settlement of a claim for damages between the Company and one of its suppliers. Detailed information on this claim can be found in the Company's annual filing on Form 10-K for the year ended December 31, 2010.

Provision for Income Taxes

For the three- and nine-month periods ended September 30, 2011, the provision for income taxes increased by $46,000 (7.4%) and $366,674 (25.3%), respectively, when compared with the comparable periods in 2010. These changes were primarily due to changes in income before taxes.

The Company's effective income tax rate was approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $2,090,806 to $13,856,801 at September 30, 2011 from $11,765,995 at December 31, 2010. The increase in working capital was primarily due to the fact that in the second quarter of 2010 the Company acquired 350,000 shares of Company stock from the Company's largest shareholder. There was no comparable use of current assets in 2011.

The current ratio decreased to 12.0 to 1 at September 30, 2011 from 12.5 to 1 at December 31, 2010. The decrease in the current ratio was primarily due to the effect of an increase in income taxes payable.

During the nine-month period ended September 30, 2011, the average period of time that an account receivable was outstanding was approximately 31 days. The average period of time that an account receivable was outstanding during the nine-month period ended September 30, 2010 was 33 days.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2011.

The Company generated cash from operations of $3,768,886 and $3,057,465 for the nine months ended September 30, 2011 and September 30, 2010, respectively. The increase was primarily due to an increase in net income.

Cash used in investing activities for the nine-month period ended September 30, 2011 was $2,552,366, while cash provided by investing activities was $439,442 for the nine-month period ended September 30, 2010. The decrease was primarily due to the sale of marketable securities in the nine months ended September 30, 2010.

Cash used in financing activities was $1,654,718 and $6,829,292 for the nine months ended September 30, 2011 and September 30, 2010, respectively.  This decrease was mainly due to no further acquisition of treasury stock for the first half of 2011 and no dividend payment in the first quarter of 2011.  The Company chose to pay the year-end dividend in December 2010 rather than waiting until January 2011 due to uncertainties regarding the extension of certain tax cuts on qualified dividends originally enacted under the Economic Growth and Tax Relief Reconciliation Act of 2001.

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

Item 4.     CONTROLS AND PROCEDURES

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

Date:  November 8, 2011