Form 10-K
period 2011-12-31
UNITED GUARDIAN INC
filed 2012-03-26
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

 None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes [  ]     No [x]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [  ]     No [x]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]     No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes [x]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,  and will not be contained, to the best of Registrant's knowledge, in definitive  proxy or information statements  incorporated  by  reference  in Part III of this Form 10-K or any amendment to this Form 10-K.     [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]
(Do not check if a smaller reporting company.)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes [  ]     No [x]

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate  market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $35,735,711.22.  (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2012, the Registrant had issued and outstanding 4,596,439 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain  information  required by Part III  (portions of Item 10, as well as Items  11,  12,  and  13) is  incorporated  by  reference to the Registrant's definitive  proxy statement for the 2012 annual meeting of  stockholders  ("2012 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed  with the Securities and  Exchange Commission no later than 120 days after Registrant's fiscal year end.

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

The Company conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, medical lubricants, pharmaceuticals, and specialty industrial products. The research and development department not only develops new products but also modifies,  refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products.

The Company has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL® line of cosmetic ingredients and medical lubricants, which accounted for approximately 82% of the Company's sales in 2011, and its RENACIDIN® IRRIGATION ("RENACIDIN"), a pharmaceutical product that accounted for approximately 13% of the Company's sales in 2011. The Company actively seeks other companies as potential marketers for its products, particularly for those products that are not yet being actively marketed by the Company or by the Company’s marketing partners.

(b)  Narrative Description of Business

The Company manufactures and markets cosmetic ingredients, personal and health care products, medical lubricants, pharmaceuticals, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products. The Company endeavors to develop products that fill an unmet need in the marketplace, have unique properties, and use proprietary technology that it often protects with patents. Many of the Company's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by the Company, including the cosmetic ingredients, are marketed to end users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major global cosmetic and personal care products companies. The Company sells product outright to its marketing partners, FOB the Company’s plant in Hauppauge, New York, and those marketing partners in turn resell those products to their customers, who are typically the end users of the products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable except at the discretion of the Company.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: pharmaceuticals, personal care products (including cosmetic ingredients), medical products, and industrial products.  Each product category is marketed differently.

The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end users primarily through major drug wholesalers, which purchase the Company’s products outright for resale to their customers.  The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective, or (b) they are outdated (but not more than one year after their expiration date, a return policy that conforms with standard pharmaceutical industry practice). The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies.  The non-pharmaceutical medical products and the specialty industrial products are sold directly by the Company to the end users or to contract manufacturers utilized by the end users.

The Company's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL® and RENACIDIN®, as well as some other Company trademarks, are registered as trademarks with the United States Patent and Trademark Office as well as with the appropriate regulatory agencies in some foreign countries.

PRODUCTS

The Company operates in one business segment and serves several end markets:

PERSONAL CARE

LUBRAJEL is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products.  In the personal care industry, they are used primarily as moisturizers and bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions.  The largest selling product in the LUBRAJEL line in 2011 was LUBRAJEL CG, the original form of LUBRAJEL, followed in sales by LUBRAJEL Oil.  Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name) are MS, DV, TW, NP, WA, PF and LUBRAJEL II XD.  In addition, many of the above products are available in comparable formulations that do not use parabens as the preservative, and instead use a different preservative system that is preferred by some customers.   Those equivalent products are differentiated by adding the word 'Free' after the name (for example, LUBRAJEL MS Free, DV Free, etc.), indicating that those formulations do not contain parabens.

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

Each of the following products accounted for less than 2% of the Company’s sales in 2011:

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

KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent, that can reduce the surface tension of a liquid and thus allow it to foam or penetrate solids or act as a wetting agent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. KLENSOFT sales have been inconsistent due to the buying patterns of the main customer for the product. As a result, in 2011 sales of KLENSOFT increased significantly over 2010.  The Company expects sales in 2012 to be similar to the 2011 levels.

UNITWIX® is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product. In 2011 the Company developed a new formula for UNITWIX that it now markets under the name UNITWIX II.  It was developed as a result of the recent escalation in the cost of UNITWIX and the difficulty in obtaining some of the raw materials to make the product, and was intended to be a direct replacement for the original UNITWIX. The new formula is less expensive to manufacture, and therefore can be marketed at a much lower price. Some of the Company's customers have already switched to the new formula, but the Company’s primary customer for UNITWIX has not yet reformulated. The Company is hopeful that this lower-cost formulation will bring in new customers for which the original product was not cost effective.  However, even with the new formulation there are still issues regarding cost and availability of the raw materials needed to manufacture this product, so the product's long-term viability is still an issue.

CONFETTI™ DERMAL DELIVERY FLAKES is a product line introduced in 2000 that incorporates various functional oil-soluble ingredients into colorful flakes that can be added to, and suspended in, various water-based products. The product color and ingredients can be customized to meet the needs of individual customers.   Sales of this product have declined over the years, and the Company expects to discontinue this product in 2012 unless sales increase.

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

LUBRASLIDE™ and a related product, B-122™, are powdered lubricants used in the manufacture of cosmetics such as pressed powders, eye liners, and rouges. They are used as binders for these products, increasing water-repellency and drop strength and lowering the coefficient of friction.

AQUATHIK™ is a powder that is used as a gelling agent for aqueous solutions or emulsions with a pH below 7.

HYDRAJEL™ PL is a personal lubricant originally developed specifically for the feminine personal care market. Sales of this product to its primary customer increased significantly in 2011.

The Company believes that its ability to increase sales of its LUBRAJEL products for cosmetic and other personal care uses will depend on (a) the ability of its marketing partners, especially its largest marketing partner, Ashland Specialty Ingredients ("ASI"; formerly International Specialty Products Inc. ("ISP")) to continue to aggressively promote the Company’s products, particularly to new customers, and (b) the Company's success in developing new forms of LUBRAJEL that expand its uses to new applications. The Company is continuing to develop new varieties of LUBRAJEL to extend the line even further, and is working with its marketing partners to find new marketing opportunities.

The Company believes that there is still significant potential to expand the sales of its LUBRAJEL line of products through product modifications, additional claim substantiation, and geographic expansion, especially in such developing markets as mainland China, India, and Eastern Europe.

Any future increases in sales of the LUBRAJEL line of products may be negatively impacted by sales of competitive products, including new products being produced in China.  However, the Company believes that, because of the proprietary nature of the LUBRAJEL formulations, the strong brand identity, the cost to the end user of reformulation, the Company’s long history of supplying quality products, the extensive line of LUBRAJEL formulations, and the Company’s continuing product development programs, it will continue to be able to compete effectively in the marketplace and expand the market for its LUBRAJEL product line (see “Competition” below).

MEDICAL

LUBRAJEL RR and RC are both gels used primarily as lubricants for urinary catheters.   Both are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for these unique forms of LUBRAJEL that expires in December 2013. LUBRAJEL RR was the original radiation-resistant LUBRAJEL product. LUBRAJEL RC was developed specifically for one customer that packages the product in unit doses as a catheter lubricant for many manufacturers. Combined sales of these two products were 12% of the Company’s sales in 2011. Sales of these two products increased by 14% compared with sales of these two products in 2010. The increase was almost entirely the result of an increase in sales of LUBRAJEL RR.

LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use in a line of mouth moisturizers that it markets. Sales of this product increased by 9% in 2011 compared with sales in 2010. This is a result of the inconsistent purchasing pattern of the customer for this product, which had resulted in a comparable sales decrease in the 2010. The product line that utilizes this product was acquired by a major multinational pharmaceutical company in 2009.  Sales of this product represented 4% of the Company’s sales in 2011.

LUBRAJEL MG is the original form of LUBRAJEL developed for medical use, and is used by many medical device manufacturers for lubricating urinary catheters, prelubricated enema tips, and other medical devices. Sales increased by 11% in 2011, which the Company believes was the result of fluctuations in the buying patterns of customers for this product. Sales of this product represented 3% of the Company’s sales in 2011.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products.  It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms.

Sales of all of the medical grades of LUBRAJEL increased by 10% in 2011 compared with 2010, and accounted for approximately 20% of the Company’s sales in 2011 compared with 19% in 2010. The Company believes that this was the result of fluctuations in the purchasing patterns of the customers and not the result of a long-term increase in demand.

PHARMACEUTICAL

RENACIDIN is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and the urinary bladder. It is marketed as a ready-to-use sterile solution. It is also approved for use in dissolving certain types of kidney stones. It currently has regulatory approval only in the United States.  Historically, RENACIDIN has accounted for 16%-18% of the Company's annual revenues. This product has been manufactured for the Company under a long-term contract with a major U.S. drug company that experienced regulatory problems in 2010 at its facility that manufactures RENACIDIN, which were unrelated to the production of RENACIDIN.  The supplier's problems resulted in a temporary suspension of RENACIDIN production in August 2010. As a result, the Company's inventory of this product was significantly reduced, forcing the Company to allocate its supply by reducing sales to the Company's customers from November 2010 until May 2011. This resulted in approximately a 60% reduction in sales of RENACIDIN each month beginning in November 2010 until the Company ran out of product completely in February 2011.  At the beginning of March 2011 the Company obtained permission from the FDA to market a validation batch that had been produced in 2009, which resulted in limited sales (a reduction of 58% in sales of RENACIDIN each month from historical levels) in March and April 2011. In May 2011 regular production resumed, and all backorders were filled.  As of the end of 2011, monthly sales of RENACIDIN were still below historical levels, but the Company has implemented a new advertising campaign to ensure that the customers for the product are aware that it is back on the market.  The Company is hopeful that during 2012 sales will attain their previous historical  levels. The Company was reimbursed by its supplier for profits lost during the period of the production curtailment.  As a result of the product shortage during the first four months of the year, sales of RENACIDIN decreased by 20% in 2011 as compared with 2010.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum, the abdominal cavity, the eye, ear, nose and throat, and the sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of CLORPACTIN are extremely consistent from year-to-year and represented 3% of the Company’s sales in 2011.

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

Prior to initiating research and development work on a product, market research is done to determine the marketability of the product, including the potential market size and the most effective method of marketing the product. After that, the research and development department will determine whether the product can be successfully developed, including (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf life of the product and suitable storage and transportation conditions; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions.  If development proves feasible, the Company will then determine whether production and sales costs make it feasible to bring the product to market.

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

LUBRAJEL NATURAL:  This is a new form of LUBRAJEL moisturizing and lubricating gels for cosmetic use, the ingredients of which we expect to be considered natural by Ecocert, a leading industry certification organization for natural and organic products. The Company believes that there is a growing demand, especially in personal care products, for natural products.  There are expected to be at least two new formulations of these water-based gels, which will all be marketed under the LUBRAJEL tradename.  The Company expects to have at least one of these products ready for marketing in 2012.

UNITWIX II:  In 2011 the Company completed the development of an alternative formulation of its UNITWIX product, which is a cosmetic additive used as a thickener for oils and oil-based liquids.  The new formulation is less expensive, which will enable the Company to market it at a substantially lower price than the current formulation. The new formulation has been sampled to all of the Company's existing customers for its original UNITWIX product, and some customers have already switched to this new formulation. This product was developed primarily because of the very significant increase in raw material costs (almost double) for UNITWIX in the last two years. The ultimate success of this product may depend on whether (a) the Company’s primary customer for UNITWIX reformulates with UNITWIX II, and (b) the Company is able to obtain the raw materials for the new formulation and do so at prices that will enable it to sell it at a price that will be cost effective for the customers.

LUBRAJEL TF:  A new medical lubricant specifically developed for a global medical products company.  Development work has been completed and sales are expected to begin in 2012.

VEGETABLE OIL THICKENER:  A thickener that can be used to thicken anhydrous cosmetic products, particularly lotions, that are based on vegetable oils.  The goal is to develop a thickener that will result in a clear and colorless finished product.  This project is in an early stage of development.

LUBRAJEL BA:  A new Lubrajel formulation intended for oral care uses.

SENSORY ENHANCERS:  Skin feel modifiers intended to enhance the skin feel of cosmetic products.  This project is in an early research stage.

It should be emphasized that some of the research and development projects listed above are in very early stages of research and development, and it is likely that one or more of those projects will not result in marketable products.

The Company expects its research and development costs for 2012 to be comparable to those of 2011, which were $637,135.  Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

The Company requires all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

TRADEMARKS AND PATENTS

The Company strongly believes in protecting its intellectual property and intends, whenever reasonably possible and economically practical, to obtain patents in connection with its product development program. The Company currently holds a number of United States patents and trademarks relating to its products, and regularly has patent and trademark applications pending with respect to a number of its research and development products. Some patents previously issued to the Company on certain products have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company, or that any patent applied for will be granted. However, the Company believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products.  While in recent years the Company has relied more on trade secrets, proprietary formulations, and manufacturing methods than patents to protect its intellectual property, it intends to continue to file patents in situations where it believes that relying on trade secrets would be insufficient protection.

The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant products for which the Company has registered trademarks are LUBRAJEL®  and RENACIDIN®.

Set forth below is a table listing certain information with respect to all unexpired U.S. patents held by the Company.

PATENT NAME	PATENT #	FILING DATE	ISSUE DATE	EXPIRATION DATE

Radiation-resistant lubricating gel	5,405,622	12/1993	4/1995	12/2013

Delivery system for oil-soluble actives in cosmetic and personal care products	6,117,419	9/1996	9/2000	12/2016

Microemulsion of silicone in a water-based gel that forms a clear, transparent, highly stable moisturizer and lubricant for cosmetic and medical use	6,348,199	1/1994	2/2002	2/2019

The following is the only Company patent that expired over the past two fiscal years:

PATENT NAME	Expiration Date

Stabilized beta carotene	June 2010

The expiration of this patent did not have any impact on the Company's revenues, since there were no sales of products utilizing this patent in 2011 or 2010.

DOMESTIC SALES

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with ISP and subsequently amended and expanded in 2000, 2002, 2005 and 2010 (see "Marketing Agreements" below). ASI also has certain non-exclusive rights to sell some of the Company's other industrial and medical products.  See “Marketing Agreements” below.

The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and accounted for approximately 16% of the Company's sales in 2011 and 20% in 2010. The Company's other products, such as its medical (non-pharmaceutical) and specialty industrial products, are sold directly to manufacturers who incorporate these products in their finished products.

FOREIGN SALES

In 2011, approximately 59.5% of the Company’s sales were to customers in foreign countries, primarily sales of its cosmetic ingredients to customers in Europe and Asia, compared with 55.0% in 2010.  The Company currently has six distributors for its personal care products outside the United States, with ASI being the largest.  The Company has a written marketing agreement only with ASI; all other marketing arrangements are subject to cancellation at any time by either the Company or the distributor. The marketing agreement with ASI gives it exclusive foreign marketing rights with the exception of the following territories, where the Company's other marketing partners have exclusive marketing rights: the United Kingdom (handled by The Azelis Group); France (by Sederma SAS, a subsidiary of Croda International Plc.); Italy (by Luigi & Felice Castelli S.R.L.); Switzerland (by Azelis Cosmetics GmbH.); and South Korea (by C&M International).  The Company also has significant direct sales to a company in Ireland for one of the Company’s LUBRAJEL products for a medical use.

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

MARKETING AGREEMENTS

In 1994, the Company entered into a marketing agreement with ISP whereby ISP would market and distribute the Company's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactured and marketed globally (and continues to do so as ASI) an extensive line of personal care and pharmaceutical additives and various other industrial products. In 1996, the parties entered into another agreement, extending ISP’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. In December 2002, December 2005, and May 2010 the parties entered into letter agreements that further modified and extended the 2000 Agreement until December 31, 2011.  The May 2010 agreement also provided for automatic two-year renewals after December 31, 2011 unless either party terminated the arrangement upon 60 days notice.  Since neither party provided such notice, the agreement between the Company and ISP (now ASI) has been automatically extended until December 31, 2013.

The Company believes that in the event ASI were to cease marketing the Company's products alternative arrangements could be made to continue to supply products to customers currently using the Company's products without any significant interruption of sales.

The Company has other marketing arrangements with marketing partners in the U.K., France, Switzerland, South Korea, and Italy (see “Foreign Sales’” above), but all of these other arrangements are operating under either verbal agreements or expired written agreements, and are subject to termination at any time by either party.

RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that together account for approximately 83% of the raw material purchases by the Company. The names of the suppliers and the specific raw materials are considered by the Company to be confidential and proprietary information.

INVENTORIES, RETURNS, and ALLOWANCES

The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, sufficient inventory levels, returns and allowances have not been a significant factor in the Company's business, except that for the last two months of 2010 and the first four months of 2011 the Company was not able to fulfill all of the orders for its RENACIDIN product due to supply problems (see Part I, Item 1(b) above).  Those supply problems have now been resolved and the Company expects to be able to fill all orders for this product, as well as all of its other products, in a timely manner in 2012.

BACKLOG

The Company currently does not have any significant backlog.

SEASONALITY

Due to the nature of the Company's business and the types of products it markets it is not subject to any significant seasonal fluctuations in sales.

CUSTOMERS

Except for non-pharmaceutical medical products and specialty industrial products that are sold directly by the Company to the end users, the Company’s customers are primarily its marketing partners and distributors. They in turn sell the Company’s products to hundreds of end users. Although the Company has relatively few marketing partners and distributors, it is not dependent on any one of those companies for the sale of its products. The Company is confident that if any of its marketing partners or distributors were to decide not to sell the Company’s products, the end users of its products would still purchase the Company’s products, either directly from the Company or from a replacement marketing partner or distributor.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2011 and 2010 the Company incurred $33,278 and $33,000, respectively, in federal, state, and local environmental law compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

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

Item 1A.	Risk Factors.

The information to be reported under this item is not required of smaller reporting companies.

Item 1B.	Unresolved Staff Comments

The information to be reported under this item is not required of smaller reporting companies.

Item 2.	Properties.

                The Company maintains its principal office and factory, and conducts its research, at a 50,000 square foot facility on a 2.7 acre parcel at 230 Marcus Boulevard, Hauppauge, New York 11788, which the Company owns.  Of the 50,000 square feet, approximately 30,000 square feet is manufacturing space, 15,000 square feet is warehouse space, and 5,000 square feet is office and laboratory space. The Company has fully developed the 2.7 acres, and fully utilizes the building occupying the land. The Company believes that the aforementioned property is adequate for its immediately foreseeable needs. The property is presently unencumbered and is adequately insured.

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

The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by NASDAQ, for the period January 1, 2010 to December 31, 2011. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2011		Year Ended December 31, 2010
		High	Low	High	Low
First	(1/1 - 3/31)	$15.30	$14.09	$12.99	$11.26
Second	(4/1 - 6/30)	15.63	14.04	13.29	11.77
Third	(7/1 - 9/30)	15.00	12.96	14.43	11.03
Fourth	(10/1 - 12/31)	15.25	14.50	15.39	13.00

Holders of Record

As of March 1, 2012, there were 925 holders of record of Common Stock.

Cash Dividends

On May 11, 2011, the Company’s Board of Directors declared a semi-annual cash dividend of $0.36 per share, which was paid on June 13, 2011 to all stockholders of record as of May 30, 2011. On December 7, 2011, the Company’s Board of Directors declared a semi-annual cash dividend of $0.44 per share, which was paid on December 23, 2011 to all stockholders of record as of December 16, 2011.

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

Marketable Securities and Certificates of Deposit

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date.  The Company’s marketable securities include investments in equity and fixed income mutual funds, government securities, and corporate bonds.  The Company’s marketable securities and certificates of deposit are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains or losses on mutual funds are determined using the average cost method, while realized gains or losses on government securities and bonds are determined using the specific-identification method.  Realized gains or losses on the Company's marketable securities are insignificant for the years ended December 31, 2011 and 2010.  The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company would record an impairment charge to the extent that the cost of the available-for-sale securities or certificates of deposit exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary.  During 2011 the Company did not record an impairment charge regarding its investment in marketable securities or certificates of deposit because, based on management’s evaluation of the circumstances, management believes that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Results Of Operations

Year ended December 31, 2011 compared with the year ended December 31, 2010

Net Sales

Net sales in 2011 increased by $615,438 (4.5%) compared with 2010.   This increase was primarily attributable to the following:

(a)
 Personal care products:  Sales of the Company's personal care products, including cosmetic ingredients, increased by $845,548 (10.1%) for the year ended December 31, 2011 when compared with 2010. The increase was attributable primarily to an increase in sales to ASI, the Company’s largest marketing partner. Sales to the Company’s marketing partner in the UK also increased in 2011. Sales to the Company’s three other marketing partners in Europe and its marketing partner in South Korea all experienced a decrease in 2011. The Company believes that the increase in sales of its personal care products was the result of improving economic conditions in Asia and North America, which resulted in new consumer product introductions utilizing its products. The overall increase in sales was almost entirely attributable to an increase in sales of the Company’s extensive line of LUBRAJEL® products.

The Company's sales to ASI increased by 21.5% in 2011 compared with 2010, which the Company believes is partially due to normal fluctuations in ASI's buying patterns but is also attributable to new consumer product introductions and new customers for the Company's products. The Company had combined sales decreases of $338,854 (15.6%) in 2011 compared with 2010 from its other five marketing partners (four of whom are in Western Europe). The Company attributes this decrease to a decline in the economic conditions in Western Europe in 2011, which resulted in a decrease in demand for personal care and cosmetic ingredients.

Overall, sales of the Company's LUBRAJEL products for both personal care and medical uses increased by $1,042,529 (9.8%) in 2011 compared with 2010. The unit volume of all LUBRAJEL products sold, both for personal care and medical uses, increased by approximately 8.7% in 2011 compared with 2010.

(b)
Pharmaceuticals: Sales of the Company’s two pharmaceutical products, RENACIDIN and CLORPACTIN, decreased by $400,523 (14.8%) for the year ended December 31, 2011 compared with 2010. RENACIDIN accounted for approximately 13% of the Company's sales in 2011 compared with 17% in 2010. The decrease in sales of the Company's pharmaceutical products in 2011 was due to a decrease in sales of RENACIDIN. This product has been manufactured for the Company under a long-term contract with a major U.S. drug company that experienced regulatory problems in 2010 at its facility that manufactures RENACIDIN, which were unrelated to the production of RENACIDIN. The supplier's problems resulted in a temporary suspension of RENACIDIN production in August 2010.  As a result, the Company's inventory of this product was significantly reduced, forcing the Company to allocate its supply by reducing sales to the Company's customers from November 2010 until May 2011. This resulted in approximately a 60% reduction in RENACIDIN sales each month beginning in November 2010 until the Company ran out of product completely in the beginning of February 2011.  The Company's supplier resumed production of RENACIDIN in the first quarter of 2011, and sales of the product by the Company resumed in May 2011. The reduction in sales of the Company's pharmaceutical products was partially offset by a price increase that went into effect in June 2011.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s non-pharmaceutical medical products increased $285,610 (10.9%) when compared with 2010. The Company believes that the increase was partially due to customer buying patterns, but was also attributable to new customers and an increase in volume to existing customers.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $35,383 (20.9%) when compared with 2010.

Sales were negatively impacted by an increase of $95,964 (64.5%) in sales discounts and allowance reserves.  The increase in sales discounts and allowances was mainly due to increases in the allowance for distribution fees.

Cost of Sales

Cost of sales as a percentage of net sales in 2011 increased to 39.4% from 38.3% in the prior year. The increase was primarily the result of increases in raw material costs, particularly the Company's primary raw material, as well as an increase in direct labor costs.

Operating Expenses

Operating expenses decreased by $14,605 (0.6%) in 2011 compared with the prior year. This decrease was due to a reduction in legal and accounting fees.

Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2011 and 2010, the Company incurred approximately $637,000 and $596,000, respectively, in research and development expenses, which are included in operating expenses. The increase in R&D costs incurred in 2011 was primarily attributable to increases in payroll costs. No portion of the research and development expenses was directly paid by the Company's customers.

Pension Plan Termination

On July 13, 2010, the Company terminated its non-contributory defined benefit pension plan ("DB Plan").  The termination resulted in the Company recognizing in 2010 a one-time non-cash expense of $518,296, offset by a $179,641 tax benefit associated with recognizing unamortized actuarial losses.  In addition, in 2010 the Company provided for a cash contribution of $337,378, offset by a $116,900 tax benefit, in order to fully fund the DB Plan.  The recognition of the non-cash and cash contributions resulted in a before-tax charge of $847,744, and an after-tax charge of $559,133 ($0.12 per share) for the year ended December 31, 2010.  Since the non-cash expense had previously been provided for as a charge to other comprehensive income, the net effect of the termination on stockholders' equity in 2010 was a decrease of $220,478.

Other Income (Expense)

Other income (net) increased $280,299 (61.5%) for the year ended December 31, 2011 when compared with 2010. The increase was mainly attributable to $385,182 in income the Company received from the settlement of a claim for damages between the Company and one of its suppliers.  The claim resulted from the temporary suspension of production of the Company's RENACIDIN by its supplier at the end of 2010 due to regulatory issues at the supplier's facility. Production did not resume until May 2011. As a result, the Company determined that it lost approximately $390,000 in gross profit that would have been generated from sales of the product if production had not been curtailed. The Company and its supplier entered into a settlement agreement whereby the Company would be reimbursed for these losses. The miscellaneous income of $385,182 represents the amount that was paid to the Company by the supplier during the third quarter of 2011. The Company expects to receive the remaining amount (approximately $4,800) in the second quarter of 2012. Further information on this matter can be found in footnote "G" and the Company's filing on Form 10-K for 2010.

The Company earns interest income from certificates of deposit, money market funds, and bonds, and dividend income from both stock and bond mutual funds.  Other income was reduced by a decrease in investment income in 2011 of $123,134, which primarily resulted from lower interest and dividend returns compared with 2010.

The Company also had a gain of $23,774 from the sale of a Company asset, which was partially offset by a loss of $5,523 on the sale of a Company vehicle. There were no comparable gains or losses in 2010.

Provision for Income Taxes

The provision for income taxes increased $441,209 (25.7%) in 2011 compared with 2010. This increase was mainly due to an increase in income before taxes of $1,358,047 (24.6%) in 2011 when compared with 2010. The Company’s effective income tax rate was approximately 31% in 2011 and 2010, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities.

Liquidity and Capital Resources

Working capital increased from $11,765,995 at December 31, 2010 to $12,895,448 at December 31, 2011, an increase of $1,129,453 (9.6%). The current ratio increased to 13.0 to 1 at December 31, 2011 from 12.5 to 1 at December 31, 2010. The increases in working capital and the current ratio were primarily the result of increases in marketable securities, accounts receivable, and inventory.

Accounts receivable as of December 31, 2011 increased by $562,729 (net of allowance for doubtful accounts) as compared with 2010.  The average period of time that an account receivable was outstanding was approximately 35 days in 2011 and 33 days in 2010.  The Company has a bad debt reserve of $18,000, and believes that the balance of its accounts receivable is fully collectable.

The Company does not maintain a line of credit with a financial institution because the Company has no foreseeable need for a line of credit, and therefore management believes that the cost of maintaining a line of credit cannot be justified, especially considering the strong financial condition of the Company.

The Company generated cash from operations of $4,437,129 in 2011 compared with $4,093,318 in 2010. The increase in 2011 was primarily due to a $916,838 increase in net income, a $557,636 increase in accounts receivable, a $146,046 increase in inventory, and a $192,146 increase in accounts payable.

Net cash used in investing activities was $1,184,152 for the year ended December 31, 2011 when compared with net cash provided by investing activities of $746,315 for the year ended December 31, 2010. This was mainly due to proceeds from the sale of marketable securities and the redemption of certificates of deposit in 2010.

Cash used in financing activities was $3,677,151 and $8,346,117 during the years ended December 31, 2011 and 2010, respectively. The decrease was primarily due to there being no further acquisition of treasury stock in 2011, and no dividend payable in the first quarter of 2011.  The Company chose to pay the year-end dividend in December 2010 rather than waiting until January 2011 due to uncertainties regarding the extension of certain tax cuts on qualified dividends originally enacted under the Economic Growth and Tax Relief Reconciliation Act of 2001.

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

See Note "A" to the financial statements regarding new accounting pronouncements.

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

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2011. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2011 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in Company’s 2012 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees serving in any capacity to the Company, including the Principal Executive Officer and/or President, Chief Financial Officer, and Principal Accounting Officer. A copy of the Company's Code of Business Conduct and Ethics is available on the Company's web site at http://www.u-g.com/corporate. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of its Code of Business Conduct and Ethics applicable to the Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer by posting this information on the Company's web site.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" of the Company's 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" to be contained in the Company's 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, andDirector Independence.

The information required by this item is incorporated by reference to the section entitled Directors and Executive Officers"  to be contained in the Company's 2012 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Holtz Rubenstein Reminick LLP ("Holtz"), the Company’s principal accountant, to the Company for the review and audit of the Company's financial statements for 2011 and 2010 are approximately $83,000 for each fiscal year ($5,000 for each of the three quarterly reviews, $67,000 for the year-end audits for the fiscal years ended December 31, 2011 and December 31, 2010, and up to $1,000 for out-of-pocket expenses each fiscal year).

Audit-Related Fees

During 2011 and 2010 there were no fees paid to Holtz in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Holtz for the last two years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Holtz during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to the Company by Holtz in 2011 or 2010.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Kenneth H. Globus
Kenneth H. Globus
Date: March 23, 2012		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kenneth H. Globus	President, General Counsel, Chairman	March 23, 2012
	Kenneth H. Globus	of the Board of Directors

By:	/s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 23, 2012
	Robert S. Rubinger	Chief Financial Officer, Director

By:	/s/ Lawrence F. Maietta	Director	March 23, 2012
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director	March 23, 2012
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director	March 23, 2012
Andrew A. Boccone

By:	/s/ Christopher W. Nolan, Sr.	Director	March 23, 2012
Christopher W. Nolan, Sr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2011 and 2010, and the related statements of income, stockholders' equity and comprehensive income, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
March 23, 2012

STATEMENTS OF INCOME

	Years ended December 31,
	2011	2010

Net sales	$14,338,512	$13,723,074

Costs and expenses:
Cost of sales	5,650,160	5,250,121
Operating expenses	2,552,790	2,567,395
Pension plan termination	---	847,744
Total costs and expenses	8,202,950	8,665,260
Income from operations	6,135,562	5,057,814

Other income:
Investment income	332,652	455,786
Gain on sale of assets	18,251	---
Income from damage settlement	385,182	---
Total other income	736,085	455,786
Income from operations before income taxes	6,871,647	5,513,600

Provision for income taxes	2,155,117	1,713,908
Net income	$4,716,530	$3,799,692

Earnings per common share (basic and diluted)	$1.03	$.80

Weighted average shares (basic and diluted)	4,596,439	4,738,357

See Notes to Financial Statements

BALANCE SHEETS

ASSETS

	December 31,
	2011	2010
Current assets:
Cash and cash equivalents	$1,090,974	$1,514,589
Marketable securities	9,295,755	8,314,403
Accounts receivable, net of allowance for doubtful accounts of $18,000 in 2011 and $23,000 in 2010	1,653,440	1,090,711
Inventories (net)	1,467,434	1,321,389
Prepaid expenses and other current assets	163,034	148,240
Prepaid income taxes	78,613	182,575
Deferred income taxes	223,546	218,328
Total current assets	13,972,796	12,790,235

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,694,379	3,650,283
Building and improvements	2,714,780	2,618,253
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,611,691	6,471,068
Less accumulated depreciation	5,366,204	5,261,908
Net property, plant, and equipment	1,245,487	1,209,160

Other asset	37,672	75,344
Total assets	$15,255,955	$14,074,739

See Notes to Financial Statements

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2011	2010
Current liabilities:
Accounts payable	$400,389	$208,244
Accrued expenses	676,959	815,996
Total current liabilities	1,077,348	1,024,240

Deferred income taxes	64,578	3,626

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,596,439 shares issued and outstanding at December 31, 2011 and 2010, Respectively	459,644	459,644
Accumulated other comprehensive income	34,612	6,835
Retained earnings	13,619,773	12,580,394
Total stockholders’ equity	14,114,029	13,046,873
Total liabilities and stockholders’ equity	$15,255,955	$14,074,739

See Notes to Financial Statements

STATEMENTS OF STOCKHOLDERS' EQUITY
AND
COMPREHENSIVE INCOME

Years ended December 31, 2011 and 2010

	Common Stock		Capital in excess of	Accumulated Other Comprehensive	Retained	Treasury	Total	Comprehensive
	Shares	Amount	par value	income (loss)	earnings	stock		income

Balance, January 1, 2010	5,008,639	$500,864	3,819,480	$(345,992)	$12,042,889	$(359,630)	$15,657,611

Adjustment for pension termination, net of deferred income tax benefit of $179,641				338,655			338,655	338,655

Change in unrealized loss on marketable securities, net of deferred income tax benefit of $7,518				14,172			14,172	14,172

Acquisition of treasury stock						(3,762,500)	(3,762,500)

Retirement of treasury stock	(412,200)	(41,220)	(3,819,480)		(261,430)	4,122,130	---

Net income					3,799,692		3,799,692	3,799,692

Dividends declared					(3,000,757)		(3,000,757)

Comprehensive income								4,101,519

Balance, December 31, 2010	4,596,439	459,644	---	6,835	12,580,394	---	13,046,873

Change in unrealized loss on marketable securities, net of deferred income tax of $14,735				27,777			27,777	27,777

Net income					4,716,530		4,716,530	4,716,530

Dividends declared					(3,677,151)		(3,677,151)

Comprehensive income								4,744,307

Balance, December 31, 2011	4,596,439	$459,644	---	$34,612	$13,619,773	$ ---	$14,114,029

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,716,530	$3,799,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	255,583	229,777
Net gain on sale of assets	(18,251)	---
Realized loss (gain) on sales of marketable securities	8,765	(39,958)
Realized loss on pension termination	---	338,655
Reduction in allowance for bad debts	(5,092)	(4,678)
Deferred income taxes	40,999	82,807
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(557,636)	278,853
Inventories	(146,045)	(168,255)
Prepaid expenses and other current and non-current assets	89,168	(59,000)
Accounts payable	192,145	(114,082)
Accrued expenses and taxes payable	(139,037)	(141,601)
Pension liability	---	(108,892)
Net cash provided by operating activities	4,437,129	4,093,318

Cash flows from investing activities:
Acquisitions of plant and equipment	(274,645)	(454,554)
Proceeds from the sale of assets	38,658	---
Purchases of marketable securities	(3,987,606)	(6,323,425)
Proceeds from sales of marketable securities	3,040,000	6,509,428
Net change in certificates of deposit	---	1,014,866
Net cash (used in) provided by investing activities	(1,183,593)	746,315

Cash flows from financing activities:
Acquisition of treasury stock	---	(3,762,500)
Dividends paid	(3,677,151)	(4,583,617)
Net cash used in financing activities	(3,677,151)	(8,346,117)

Net decrease in cash and cash equivalents	(423,615)	(3,506,484)
Cash and cash equivalents, beginning of year	1,514,589	5,021,073
Cash and cash equivalents, end of year	$1,090,974	$1,514,589

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products, and proprietary specialty industrial products.  Two major product lines, LUBRAJEL® and RENACIDIN®, together accounted for approximately 94% and 95% of revenue for the years ended December 31, 2011 and December 31, 2010, respectively. LUBRAJEL accounted for 82% and 78% of revenue for the years ended December 31, 2011 and December 31, 2010, and RENACIDIN accounted for 13% and 17% of revenue for the years ended December 31, 2011 and December 31, 2010, respectively.

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

Dividends

On May 11, 2011, the Company’s Board of Directors declared a semi-annual cash dividend of $0.36 per share, which was paid on June 13, 2011 to all stockholders of record as of May 30, 2011. On December 7, 2011, the Company’s Board of Directors declared a semi-annual cash dividend of $0.44 per share, which was paid on December 23, 2011 to all stockholders of record as of December 16, 2011.

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

Supplemental Disclosures of Non-cash Investing and Financing Activities

Cash payments for income taxes were $2,010,000 and $2,082,395 for the years ended December 31, 2011 and 2010, respectively.  On May 29, 2010 the Company retired 350,000 shares of stock that it purchased from Kenneth H. Globus, the Company's President and largest stockholder (see Note I).  On June 9, 2010 the Company retired the 62,200 shares of its stock which it previously held as treasury stock.

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

Certificates of deposit are carried at fair value, which approximates cost.  Certificates that mature in one year or less are classified as current, and those that mature in more than one year are classified as non-current.  At December 31, 2011 and 2010 the Company did not hold any certificate of deposits.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairments were necessary at December 31, 2011 and 2010.

Other Asset

Other asset consists of a $188,360 payment given to a vendor for regulatory and validation work that was needed to qualify one of the vendor's manufacturing locations for the production of the Company's RENACIDIN product.  This amount is being amortized over its estimated 5-year benefit period at the rate of $37,672 per year, starting in 2008.

Fair Value of Financial Instruments

Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, certificates of deposit, accounts receivable, accounts payable, dividends payable and accrued expenses approximates their carrying value due to their short payment terms.

Concentration of Credit Risk

Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history to determine how much credit to allow or whether any credit should be given at all.  It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable.  As a  result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its accounts receivable credit risk has been reduced.

For the year ended December 31, 2011, two customers, both of them distributors and marketing partners of the Company, accounted for approximately 58% of the Company’s revenues, and one of those customers accounted for approximately 47% of the Company's outstanding accounts receivable at year end.  For the year ended December 31, 2010, these same two customers accounted for a total of 53% of the Company’s revenues and one of those customers accounted for approximately 31% of the Company’s outstanding accounts receivable at year end.

Vendor Concentration

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that account for approximately 83% and 89% of the raw material purchases by the Company in 2011 and 2010, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2011 and 2010, the Company did not have any unrecognized income tax benefits.  It is the Company’s policy to recognize interest and penalties related to taxes as interest expense.  During the years ended December 31, 2011 and 2010 the Company did not record any interest or penalties.

The Internal Revenue Service ("IRS") has examined the Company's U.S. income tax returns through 2004. The Company is subject to examination by the IRS and the State of New York for years 2008 through 2011.

Research and Development

The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $637,000 and $596,000 for the years ended December 31, 2011 and 2010, respectively.

Shipping and Handling Costs

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $109,000 and $112,000 for the years ended December 31, 2011 and 2010, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During 2011 and 2010 the Company incurred $28,392 and $8,800, respectively, in advertising costs.

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

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, possible impairment of marketable securities, reserve for inventory obsolescence, and the allocation of overhead.

New Accounting Standards

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

December 31, 2011	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$249,137	$234,388	$(14,749)

Corporate bonds
Mature within 1 year	267,251	247,719	(19,532)
Maturities after 1 year through 5 years	203,920	195,899	(8,021)
Total corporate bonds	471,171	443,618	(27,553)
Fixed income mutual funds	8,268,624	8,372,216	103,592
Equity and other mutual funds	253,850	245,533	(8,317)
	$9,242,782	$9,295,755	$52,973

December 31, 2010

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$859,589	$853,682	$(5,907)
Maturities after 1 year through 5 years	249,137	244,161	(4,976)
Total U.S. Treasury and agencies	1,108,726	1,097,843	(10,883)

Corporate bonds
Maturities after 1 year through 5 years	267,251	259,154	(8,097)
Fixed income mutual funds	6,678,972	6,715,870	36,898
Equity and other mutual funds	248,993	241,536	(7,457)
	$8,303,942	$8,314,403	$10,461

Proceeds from the sale and redemption of marketable securities amounted to $3,040,000 and $6,509,428 for the years ended December 31, 2011 and 2010, respectively.  Realized (losses) gains were ($8,765) and $39,958 for the years ended December 31, 2011 and 2010, respectively.

Investment income consisted principally of interest income from bonds and money market funds, and dividend income from bond funds and mutual funds.

NOTE C - INVENTORIES

Inventories consist of the following:

	December 31,
	2011	2010
Raw materials and work-in-process	$470,532	$447,295
Finished products	996,902	874,094
	$1,467,434	$1,321,389

Finished product inventories at December 31, 2011 and 2010 are stated net of a reserve of $20,000 and $39,000, respectively, for slow moving and obsolete items.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2011	2010
Federal	$2,093,065	$1,792,531
State	21,053	18,211
	2,114,118	1,810,742
Deferred
Federal	39,817	(94,040)
State	1,182	(2,794)
	40,999	(96,834)
Total provision for income taxes	$2,155,117	$1,713,908

The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2011		2010
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate of 34%	$2,337,000	34%	$1,875,000	34%
State income taxes, net of Federal benefit	14,000	---	12,000	---
Domestic Production Activities tax benefit	(164,000)	(2)	(153,000)	(3)
Nondeductible expenses	1,000	---	1,000	---
Prior year over-accrual	(9,000)	---	(15,000)	---
R&D credit	(20,000)
Tax exempt income	(4,000)	---	(6,000)	---
Actual income tax expense	$2,155,000	32% %	$1,714,000	31%

During 2011 and 2010, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 9% of net taxable income from domestic production activities  in each year.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2011	2010
Deferred tax assets
Current
Accounts receivable	$6,101	$7,866
Inventories	15,905	21,478
Accrued expenses	201,540	188,984
	223,546	218,328

Deferred tax liabilities
Non-current
Depreciation	(46,217)	---
Unrealized gain on marketable securities	(18,361)	(3,626)
	(64,578)	(3,626)
Net deferred tax asset	$158,968	$214,702

NOTE E - BENEFIT PLANS

Defined Benefit Pension Plan

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

The table below sets forth a summary of changes in the fair value of the Plan’s Level 3 assets for the years ended December 31, 2011 and 2010:

	2011		2010
Balance, beginning of year	$	---	$1,564,634
Realized gains		---	---
Unrealized (losses) relating to instruments still held at reporting date		---	---
Purchases, sales, issuances and settlements (net)		---	(1,564,634)
Balance, end of year	$	---	$0

The following table sets forth the Plan's funded status as of December 31, 2011 and 2010:

	2011		2010
Change in Benefit Obligation:
Projected benefit obligation at beginning of year	$	---		$2,130,044
Interest cost		---		---
Actuarial loss		---		337,378
Benefits paid		---		---
Effect of settlement/curtailment		---		(2,467,422)
Projected benefit obligation at end of year	$	---		$0

Change in Plan Assets:
Fair value of Plan assets at beginning of year	$	---		$2,021,152
Actual return on Plan assets		---		---
Employer contributions		---		446,270
Benefits paid		---		---
Effect of settlement		---		(2,467,422)
Fair value of Plan assets at end of year	$	---		$0

Funded status at end of year - (underfunded) overfunded	$	---	$	---

Amounts recognized in statement of financial position:
Current liability	$	---	$	---
Non-current asset		---		---
Total	$	---	$	---

Amounts recognized in accumulated Other Comprehensive Income ("OCI"):
Total net (gain)	$	---	$	---
Total accumulated OCI (not adjusted for applicable tax)	$	---	$	---

Weighted-average assumptions used to determine benefit obligations:
Discount rate		N/A		N/A
Rate of compensation increase		N/A		N/A

The net periodic pension (benefit) cost includes the following components:

	2011		2010
Components of net periodic pension (benefit) cost
Interest cost	$	---	$	---
Expected return on Plan assets		---		---
Amortization of net actuarial loss		---		---
Effect of special events		---		---
Net periodic pension (benefit) cost	$	---	$	---

Other changes recognized in OCI
Net (gain)	$	---		$(518,297)
Amortization of net loss		---		---
Amount recognized due to special event		---		---
Total recognized in other comprehensive income	$	---		$(518,297)
Total recognized in net periodic benefit cost and OCI	$	---		$(518,297)

Weighted-average assumptions used to determine net period pension (benefit) cost
Discount rate		---		---
Expected long-term return on Plan assets		---		---
Rate of compensation increase		---		---

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $97,000 and $90,000 for each of the years ended December 31, 2011 and 2010.  In 2010 and 2011 employees were able to defer up to $16,500 (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in the 401(k)plan, in accordance with limits set by the IRS. (Those limits will increase to $17,000 (plus an additional $5,500 for employees over the age of 50) in 2012).

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. In December 2011 and 2010 the Company’s Board of Directors authorized discretionary contributions in the amount of $175,000 per year, to be allocated among all eligible employees, for the 2011 and 2010 plan years. The 2011 contribution was paid in 2011, and the 2010 contribution, which was accrued at December 31, 2010, was paid in January 2011. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

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

As of December 31, 2011 and 2010, no stock options had been issued under this plan.

As of December 31, 2011 and 2010, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any share-based compensation expense during the years ended December 31, 2011 and 2010.

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

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: pharmaceuticals, personal care products (including cosmetic ingredients), medical products, and industrial products.  Each product category is marketed differently. The cosmetic ingredient/personal care products are marketed through a global network of marketing partners and distributors.  These marketing partners purchase product outright from the Company and market and re-sell those products to the end users.  The Company does not make any sales on consignment.

No prior regulatory approval was needed by the Company to sell any products other than its pharmaceutical products.  The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

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

The medical products are not pharmaceutical products.  They consist primarily of medical lubricants, which are marketed by the Company directly to end users that incorporate them into urologic catheters and other medical devices.  These products are distinguished from the pharmaceutical products  in  that,  unlike  the  pharmaceutical  products, the Company does not have to obtain regulatory approval prior to marketing these products, since that is the responsibility of the end user, who markets the product as a medical device.  However, the Company is responsible for manufacturing these products in accordance with Current Good Manufacturing Practices for medical devices.

The industrial products are also marketed directly to the end users by the Company, and generally do not require that the Company obtain regulatory approval. However, the end users may have to obtain such regulatory approvals before marketing these products.

The geographic information set forth in table "(b)" below is partially based on sales information provided to the Company by Customer A (shown in table "(c)" below), which exclusively markets the Company's cosmetic ingredients in Canada and China, and also sells some of the Company's products into France on a non-exclusive basis along with Customer B.

(a)	Net Sales

	Years ended December 31,
	2011	2010

Personal Care	$9,236,704	$8,391,156
Pharmaceuticals	2,315,093	2,699,467
Medical	2,897,699	2,612,088
Industrial and other	133,826	169,209
	14,583,322	13,871,920
Less: Discounts and allowances	(244,810)	(148,846)
	$14,338,512	$13,723,074

(b)	Geographic Information

	Years ended December 31,
	2011		2010
		Long-Lived Assets		Long-Lived Assets
	Revenues		Revenues

United States	$5,805,331	$1,245,487	$6,068,696	$1,209,160
Canada	2,551,980	---	1,995,510	---
China	2,144,451	---	1,549,551	---
France	1,029,382	---	1,323,875	---
Other countries	2,807,368	---	2,785,442	---
	$14,338,512	$1,245,487	$13,723,074	$1,209,160

(c)	Sales to Major Customers

	Years ended December 31,
	2011	2010
Customer A	$7,333,581	$6,034,744
Customer B	909,111	1,177,231
All other customers	6,095,820	6,511,099
	$14,338,512	$13,723,074

NOTE G - INCOME FROM DAMAGE SETTLEMENT

At the end of 2010 the Company experienced a temporary suspension of RENACIDIN IRRIGATION production due to regulatory issues at the supplier's facility. Production did not resume until May 2011. As a result, the Company determined that it lost approximately $390,000 in gross profit that would have been generated from sales of the product if production had not been curtailed. The Company and its supplier entered into a settlement agreement whereby the Company would be reimbursed for these losses. The miscellaneous income of $385,182 represents the amount that was repaid to the Company in 2011. The Company expects to receive the remaining amount (approximately $4,800) in the second quarter of 2012. Further information can be found in the Company's filing on Form 10-K for 2010.

NOTE H - ACCRUED EXPENSES

Accrued expenses at December 31, 2011 and 2010 consist of:

	2011		2010
Accrued 401(k) plan contribution	$	---	$175,000
Accrued bonuses		200,000	180,000
Accrued distribution fees		191,171	190,590
Other		285,788	270,406
		$676,959	$815,996

NOTE I - RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2011 and 2010 the Company paid to Henry Globus, a former officer and a director of the Company until his death in December 2011, $22,296 for consulting services in accordance with his employment termination agreement of 1988.

During each of the years ended December 31, 2011 and 2010 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $11,000, and $16,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.

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

During the third quarter of 2011 the President of the Company, Kenneth H. Globus, was reimbursed $11,406 for the value of the trade-in of a personal vehicle that was used to purchase a Company vehicle.