Form 10-Q
period 2012-03-31
UNITED GUARDIAN INC
filed 2012-05-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2012

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

4,596,439 shares of common stock, par value $.10 per share
 (as of May 1, 2012)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC. STATEMENTS OF INCOME (UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
	2012	2011

Net sales	$3,888,692	$3,642,049

Costs and expenses:
Cost of sales	1,539,840	1,460,590
Operating expenses	602,863	521,146
Total costs and expenses	2,142,703	1,981,736

Income from operations	1,745,989	1,660,313

Other income:
Investment income	69,591	71,323
Gain (loss) on sale of asset	2,750	(5,253)
Total other income	72,341	66,070

Income before income taxes	1,818,330	1,726,383

Provision for income taxes	589,700	560,200

Net income	$1,228,630	$1,166,183

Earnings per common share (Basic and Diluted)	$0.27	$0.25

Weighted average shares – basic and diluted	4,596,439	4,596,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2012	2011

Net income	$1,228,630	$1,166,183

Other comprehensive income:
Unrealized gain on marketable securities during period	95,171	23,556
Income tax expense related to other comprehensive income	32,987	8,163
Other comprehensive income, net of tax	62,184	15,393
Comprehensive income	$1,290,814	$1,181,576

See notes to condensed financial statements

UNITED-GUARDIAN, INC.
BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,582,188	$1,090,974
Marketable securities	10,883,539	9,295,755
Accounts receivable, net of allowance for doubtful accounts of $18,000 at March 31, 2012 and December 31, 2011	1,529,393	1,653,440
Inventories (net)	1,256,575	1,467,434
Prepaid expenses and other current assets	167,258	163,034
Prepaid income taxes	---	78,613
Deferred income taxes	223,546	223,546
Total current assets	15,642,499	13,972,796

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,740,393	3,694,379
Building and improvements	2,716,516	2,714,780
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,659,441	6,611,691
Less: Accumulated depreciation	5,404,609	5,366,204
Total property, plant and equipment, net	1,254,832	1,245,487

Other assets	28,254	37,672

TOTAL ASSETS	$16,925,585	$15,255,955

See notes to condensed financial statements

UNITED-GUARDIAN, INC. BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	MARCH 31,	DECEMBER 31,
	2012	2011
Current liabilities:	(UNAUDITED)
Accounts payable	$127,506	$400,389
Accrued expenses	794,129	676,959
Income taxes payable	501,542	---
Total current liabilities	1,423,177	1,077,348

Deferred income taxes	97,565	64,578

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at March 31, 2012 and December 31, 2011.	459,644	459,644
Accumulated other comprehensive loss	96,796	34,612
Retained earnings	14,848,403	13,619,773
Total stockholders’ equity	15,404,843	14,114,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,925,585	$15,255,955

See notes to condensed financial statements

UNITED-GUARDIAN, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
	THREE MONTHS ENDED
	MARCH 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,228,630	$1,166,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,943	57,269
Realized loss on sale of investments	6,489	---
Realized (gain) loss on sale of asset	(2,750)	5,253
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	124,047	(653,340)
Inventories	210,859	153,680
Prepaid expenses and other current assets	(4,224)	21,352
Accounts payable	(272,883)	180,313
Accrued expenses and taxes payable	697,325	492,354

Net cash provided by operating activities	2,054,436	1,423,064

Cash flows from investing activities:
Acquisition of property, plant and equipment	(66,870)	(32,572)
Proceeds from sales of assets	2,750	15,154
Proceeds from sale of marketable securities	80,744	---
Purchase of marketable securities	(1,579,846)	(356,598)
Net cash used in investing activities	(1,563,222)	(374,016)

Net increase in cash and cash equivalents	491,214	1,049,048
Cash and cash equivalents at beginning of period	1,090,974	1,514,589
Cash and cash equivalents at end of period	$1,582,188	$2,563,637

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2012. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

3.	Stock-Based Compensation

The Company maintains a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statements.

As of March 31, 2012, the Company had no share-based awards outstanding and exercisable and did not grant any options during the three months ended March 31, 2012.

As of March 31, 2012, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any stock-based compensation expense during the three-month periods ended March 31, 2012 and 2011.

The Company did not receive any proceeds from the exercise of options during the three months ended March 31, 2012 and 2011.

4.	Recent Accounting Pronouncements

In June 2011, FASB issued an amendment to the disclosure requirements for the presentation of comprehensive income. The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. The Company adopted this amendment effective January 1, 2012. The adoption of this amendment did not have a material impact on the Company's results of operation.

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

March 31, 2012	Cost	Fair Value	Unrealized Gain (Loss)

Available for sale:
U.S. treasury and agencies:
Maturities within 1 year	$249,137	$231,657	$(17,480)

Corporate bonds
Maturities within 1 year	185,747	171,757	(13,990)
Maturities after 1 year through 5 years	203,920	203,150	(770)
Total corporate bonds	389,667	374,907	(14,760)

Fixed income mutual funds	9,841,477	10,002,617	161,140

Equity and other mutual funds	255,114	274,358	19,244
	$10,735,395	$10,883,539	$148,144

December 31, 2011	Cost	Fair Value	Unrealized Gain (Loss)

Available for sale:
U.S. treasury and agencies
Maturities within 1 year	$249,137	$234,388	$(14,749)

Corporate bonds:
Mature within 1 year	267,251	247,719	(19,532)
Maturities after 1 year through 5 years	203,920	195,899	(8,021)
Total corporate bonds	471,171	443,618	(27,553)

Fixed income mutual funds	8,268,624	8,372,216	103,592

Equity and other mutual funds	253,850	245,533	(8,317)
	$9,242,782	$9,295,755	$52,973

Proceeds from the sale and redemption of marketable securities amounted to $80,744 for the first quarter of 2012, and generated realized losses of $6,489. There were no redemptions of marketable securities in the first quarter of 2011.

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

6.	Inventories

	March 31,	December 31,
	2012	2011
Inventories consist of the following:
Raw materials and work in process	$548,356	$470,532
Finished products	708,219	996,902
	$1,256,575	$1,467,434

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished products inventories at March 31, 2012 and December 31, 2011 are stated net of a reserve of $20,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

For the first quarter of 2012 there was a cash payment for taxes in the amount $9,245, as compared with no payment in the first quarter of 2011. There were no payments for interest for the first quarters of 2012 and 2011.

Research and development expenses amounted to $146,342 and $127,271 for the first quarters of 2012 and 2011, respectively, and are included in operating expenses.

There were no dividends paid in the first quarters of 2012 and 2011.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2011 and March 31, 2012, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the United States with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2008 through 2011.

The Company's policy is to recognize interest and penalties as interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

10.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. The Company accrued $43,750 in contributions for each of the first quarters of 2012 and 2011. For the first quarters of 2012 and 2011 the Company did not make any discretionary contributions to the DC Plan.

11.	Related Party Transactions

For the first quarter of 2012 the Company made no payments to Henry Globus, a former officer and director of the Company who passed away in December 2011, as compared with the first quarter of 2011, in which the Company paid him $5,574. The payments were for consulting services in accordance with his employment termination agreement of 1988.

During the first quarter of 2011 the Company sold one of its vehicles, with a book value of $20,407, to one of its Vice President's for $15,154, the vehicle's fair market value, as part of his severance package.  As a result, the Company recognized a loss of $5,253.

12.      Other Information

Accrued Expenses
	March 31,	December 31,
	2012	2011
Accrued bonuses	$300,000	$200,000
Accrued distribution fees	193,904	191,171
Payroll and related expenses	177,475	80,986
Other	122,750	204,802
	$794,129	$676,959

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of its RENACIDIN IRRIGATION® (“RENACIDIN”), are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the Veteran's Administration.

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") (formerly International Specialty Products, Inc) purchases the largest volume of products from the Company. Approximately one-half of the Company's products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, patents, and income taxes. Since December 31, 2011, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2011, and a comparison of the results of operations for the three months ended March 31, 2012 and March 31, 2011. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Sales

Net sales for the first quarter of 2012 increased by $246,643 (6.8%) as compared with the first quarter of 2011. The change in net sales for the three-month period ended March 31, 2012 was primarily attributable to sales of the Company’s products, as discussed below.

(a)
Personal care products: For the first quarter of 2012 the Company’s gross sales of personal care products increased by $125,653 (5.0%) when compared with the same period in 2011. This increase was due to an increase of $141,324 (6.8%) in sales to the Company's largest marketing partner for the first quarter of 2012 when compared with the same period in 2011.  The Company believes that the overall increase in personal care product sales was due to a number of factors, including an increase in demand for the Company's products, the replenishment of low inventory levels of certain products by the Company’s largest marketing partner, and the timing of customer orders.

(b)
Pharmaceuticals:  Gross sales of pharmaceuticals increased by $395,014 (138.9%) in the first quarter of 2012 compared with the same period in 2011.  The increase was primarily due to increased sales of RENACIDIN, which had normal production and availability in the first quarter of 2012 compared with limited availability in the first quarter of 2011. The limited availability in the first quarter of 2011 was due to the temporary curtailment of production by the Company’s sole supplier of RENACIDIN from late 2010 until early 2011, due to regulatory issues unrelated to RENACIDIN. There were no such production issues in the first quarter of 2012.

(c)
Medical (non-pharmaceutical) products:  Gross sales of the Company’s medical products decreased $242,131 (26.9%) for the first quarter of 2012 when compared with the same period in 2011. The Company believes the decrease was primarily due to the timing of customer orders.

(d)
Industrial and other products:  Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $7,230 (25.1%) for the first quarter of 2012 compared with the same period in 2011.

In addition to the above changes in sales, net sales allowances increased by $24,663 (41.6%) for the first quarter of 2012 when compared with the same period in 2011.  This increase was primarily due to an increase in fees paid to the Veterans’ Administration.

Cost of Sales

Cost of sales as a percentage of sales decreased slightly to 39.6% for the first quarter of 2012  from 40.1% for the first quarter in 2011. This was due to decreases in payroll, utilities, and insurance costs.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses increased $81,717 (15.7%) for the first quarter of 2012 compared with the first quarter of 2011. This increase was primarily attributable to increases in advertising, payroll and payroll related expenses, and real estate taxes. Real estate taxes were higher due to a refund that we received in the first quarter of 2011, which offset some of the real estate taxes. There was no such refund in the first quarter of 2012.

Other Income

Other income increased $6,271 (9.5%) for the first quarter 2012 when compared with the comparable period in 2011. This was the result of an increase in realized gains from the sale of Company assets.

Provision for Income Taxes

The provision for income taxes increased by $29,500 (5.3%) for the first quarter of 2012 when compared with the same period in 2011. This increase is mainly due to an increase in net income from operations before taxes of $91,947 (5.3%) in 2012 when compared with 2011.

The Company's effective income tax rate was approximately 33.0% for the first quarter of 2012 and 2011, and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,323,874 to $14,219,322 at March 31, 2012 from $12,895,448 at December 31, 2011. The increase in working capital is primarily due to an increase in marketable securities. The current ratio decreased to 11.0 to 1 at March 31, 2012 from 13.0 to 1 at December 31, 2011. The decrease in the current ratio was primarily due to the effect of an increase in income taxes payable.

During the three-month period ended March 31, 2012, the average period of time that an account receivable was outstanding was approximately 37 days. The average period of time that an account receivable was outstanding during the three-month period ended March 31, 2011 was 35 days.  The increase was mainly due to a few customers who were paying more slowly than normal during the three-month period ended March 31, 2012.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2012.

The Company generated cash from operations of $2,054,436 and $1,423,064 for the three months ended March 31, 2012 and March 31, 2011, respectively. The increase in cash was primarily due to an increase in accrued expenses and taxes payable, and a decrease in accounts receivable.

Cash used in investing activities for the three-month period ended March 31, 2012 was $1,563,222, while cash used in investing activities for the three-month period ending March 31, 2011 was $374,016. This decrease in cash was primarily due to an increase in the amount of marketable securities purchased in the first quarter of 2012 compared with the first quarter of 2011.

There was no cash used in financing activities for the first quarters of 2012 and 2011.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.          EXHIBITS

31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By:  /S/  KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/  ROBERT S. RUBINGER
Robert S. Rubinger
Date:  May 8, 2012                                                                                                               Chief Financial Officer