Form 10-Q
period 2012-06-30
UNITED GUARDIAN INC
filed 2012-08-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  June 30, 2012

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

4,596,439 shares of common stock, par value $.10 per share
 (as of August 1, 2012)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Net sales	$3,735,100	$4,060,299	$7,623,792	$7,702,348

Costs and expenses:
Cost of sales	1,465,119	1,628,293	3,004,959	3,088,883
Operating expenses	548,254	700,783	1,151,117	1,221,929
Total costs and expenses	2,013,373	2,329,076	4,156,076	4,310,812

Income from operations	1,721,727	1,731,223	3,467,716	3,391,536

Other income:
Investment income	41,757	72,580	111,348	143,903
Gain on sale of assets	---	11,237	2,750	5,984
Total other income	41,757	83,817	114,098	149,887

Income before income taxes	1,763,484	1,815,040	3,581,814	3,541,423

Provision for income taxes	570,400	590,400	1,160,100	1,150,600

Net Income	$1,193,084	$1,224,640	$2,421,714	$2,390,823

Earnings per common share (Basic and Diluted)	$0.26	$0.27	$0.53	$0.52

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2012	2011	2012	2011

Net income	$1,193,084	$1,224,640	$2,421,714	$2,390,823

Other comprehensive income:
Unrealized gain on marketable securities during period	69,362	57,150	164,533	70,247

Income tax expense related to other comprehensive income	(24,041)	(19,808)	(57,028)	(24,347)
Other comprehensive income, net of tax	45,321	37,342	107,505	45,900
Comprehensive income	$1,238,405	$1,261,982	$2,529,219	$2,436,723

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.
BALANCE SHEETS

ASSETS	JUNE 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$1,836,114	$1,090,974
Marketable securities	9,473,530	9,295,755
Accounts receivable, net of allowance for doubtful accounts of $18,000 at June 30, 2012 and December 31, 2011	2,012,659	1,653,440
Inventories (net)	1,127,825	1,467,434
Prepaid expenses and other current assets	167,726	163,034
Prepaid income taxes	---	78,613
Deferred income taxes	223,546	223,546
Total current assets	14,841,400	13,972,796

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,744,157	3,694,379
Building and improvements	2,716,516	2,714,780
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,663,205	6,611,691
Less: Accumulated depreciation	5,451,084	5,366,204
Total property, plant and equipment, net	1,212,121	1,245,487

Other assets	18,836	37,672

TOTAL ASSETS	$16,072,357	$15,255,955

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.
BALANCE SHEETS
(continued)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2012	2011
	(UNAUDITED)
Current liabilities:
Accounts payable	$126,259	$400,389
Accrued expenses	1,047,306	676,959
Income taxes payable	64,442	---
Total current liabilities	1,238,007	1,077,348

Deferred income taxes	121,606	64,578

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively.	459,644	459,644
Accumulated other comprehensive income	142,117	34,612
Retained earnings	14,110,983	13,619,773
Total stockholders’ equity	14,712,744	14,114,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,072,357	$15,255,955

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,421,714	$2,390,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,836	126,368
Realized loss (gain) on sale of investments	30,975	(142)
Realized gain on sale of assets	(2,750)	(5,984)
Amortization of bond premium	---	140
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(359,219)	(603,945)
Inventories	339,609	293,659
Prepaid expenses and other current and non-current assets	(4,692)	(52,262)
Prepaid taxes	78,613	---
Accounts payable	(274,130)	350,175
Accrued expenses and taxes payable	434,789	431,989
Net cash provided by operating activities	2,787,745	2,930,821

Cash flows from investing activities:
Acquisition of property, plant and equipment	(70,634)	(157,545)
Proceeds from sale of assets	2,750	26,390
Proceeds from sale of marketable securities	1,615,600	1,300,000
Purchases of marketable securities	(1,659,817)	(2,515,653)
Net cash used in investing activities	(112,101)	(1,346,808)

Cash flows from financing activities:
Dividends paid	(1,930,504)	(1,654,718)
Net cash used in financing activities	(1,930,504)	(1,654,718)

Net increase (decrease) in cash and cash equivalents	745,140	(70,705)
Cash and cash equivalents at beginning of period	1,090,974	1,514,589
Cash and cash equivalents at end of period	$1,836,114	$1,443,884

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2012 (also referred to as the "second quarter of 2012" and the "first half of 2012", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2012. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of June 30, 2012, the Company had no share-based awards outstanding and exercisable and did not grant any options during the first half of 2012.

As of June 30, 2012, there were no remaining unrecognized compensation costs related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any stock-based compensation expense during the first half of 2012 or 2011.

The Company did not receive any proceeds from the exercise of options during the first half of 2012 or 2011.

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
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset orliability, either directly or indirectly, for substantially the full term of the financialinstrument.

•	Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

			Unrealized
June 30, 2012	Cost	Fair Value	Gain/(Loss)
Corporate bonds
Mature within 1 year	$93,124	$85,533	$(7,591)
Maturities after 1 year through 5 years	203,920	201,489	(2,431)
Total corporate bonds	297,044	287,022	(10,022)

Fixed income mutual funds	8,702,506	8,918,960	216,454

Equity and other mutual funds	256,474	267,548	11,074
	$9,256,024	$9,473,530	$217,506

December 31, 2011	Cost	Fair Value	Unrealized Gain/(Loss)
Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$249,137	$234,388	$(14,749)

Corporate bonds
Mature within 1 year	267,251	247,719	(19,532)
Maturities after 1 year through 5 years	203,920	195,899	(8,021)
Total corporate bonds	471,171	443,618	(27,553)

Fixed income mutual funds	8,268,624	8,372,216	103,592

Equity and other mutual funds	253,850	245,533	(8,317)
	$9,242,782	$9,295,755	$52,973

Proceeds from the sale and redemption of marketable securities amounted to $1,615,600 for the first half of 2012, which included realized losses of $30,975. Proceeds from the sale and redemption of marketable securities amounted to $1,300,000 for the first half of 2011, which included realized gains of $142.

Investment income consisted principally of interest income from bonds and money marketfunds and dividend income from bond funds and mutual funds.

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

6.	Inventories

	June 30,	December 31,
	2012	2011
Inventories consist of the following:
Raw materials and work in process	$495,123	$470,532
Finished products	632,702	996,902
	$1,127,825	$1,467,434

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at June 30, 2012 and December 31, 2011 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,016,745 and $905,000 for the first half of 2012 and 2011, respectively.  No payments were made for interest during these periods.

The Company paid $1,930,504 ($0.42 per share) and $1,654,718 ($0.36 per share) in dividends for the first half of 2012 and 2011, respectively.

Research and development expenses amounted to $290,390 and $259,766 for the first half of 2012 and 2011, respectively, and are included in operating expenses.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits.

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

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. For the three and six months ended June 30, 2012 and 2011, the Company had accrued for contributions of $43,750 and $87,500, respectively, to the DC Plan.  For the first half of 2012 and 2011, the Company did not make any discretionary contributions to the DC Plan.

11.	Related-Party Transactions

For the first half of 2012, the Company made no payments to Henry Globus, a former officer and director of the Company who passed away in December 2011, as compared with the first half of 2011, in which the Company paid him $11,148. The payments were for consulting services in accordance with his employment termination agreement of 1988.

During the first half of 2012 and 2011, the Company paid to Bonamassa, Maietta and Cartelli, LLP $6,000 in each period, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

During the first quarter of 2011, the Company sold one of its vehicles with a book value of $20,407 to one of its Vice Presidents for $15,154 (the vehicle's fair market value) as part of his severance package.  As a result, the Company recognized a non-cash loss of $5,253.

12.	Other Information

Accrued Expenses

	June 30,	December 31,
	2012	2011

Accrued bonuses	$458,811	$200,000
Accrued 401K plan contributions	87,500	---
Accrued distribution fees	206,706	191,171
Payroll and related expenses	182,997	80,986
Other	111,292	204,802
	$1,047,306	$676,959

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of its RENACIDIN® IRRIGATION (“RENACIDIN”), are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the Veteran's Administration.

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") purchases the largest volume of products from the Company.  Approximately one-half of the Company's personal care products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, and income taxes. Since December 31, 2011, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2011, and a comparison of the results of operations for the second quarter of 2012 and 2011, and the first half of 2012 and 2011. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 2012 decreased $325,199 (8.0%) compared with the comparable period in 2011. Net sales for the first half of 2012 decreased $78,556 (1.0%) as compared with the corresponding period in 2011. The changes in net sales for the second quarter of 2012 and the first half of 2012 were attributable to changes in sales of the following product lines:

(a)
Pharmaceuticals: The Company’s RENACIDIN product typically accounts for 85% of the Company’s pharmaceutical product sales. Over the past 20 months, RENACIDIN experienced two disruptions in production that led to product shortages. The first disruption began in November 2010 and lasted until May 2011, and was caused by regulatory issues at the third-party facility that manufactures the product for the Company. The issues were unrelated to the Company’s product, but disrupted all production at that facility. When product became available in May 2011, there was a surge in orders, not only due to the need of the Company’s distributors to restock their depleted inventories, but also because of the desire on the part of the distributors to avoid a price increase that was to go into effect on June 1, 2011. The result was unusually strong RENACIDIN sales in the second quarter of 2011.

The second disruption began in May 2012 and continues as of the date of this report, and is related to general production problems at the supplier’s manufacturing site.  It affects all of the products manufactured at that facility. The resulting failure to supply product to the Company significantly impacted the Company’s ability to fill orders for product in the second quarter of 2012.

Since the Company did not experience the same surge in sales in the second quarter of 2012 as it had in the second quarter of 2011, and because the Company also had to allocate product and reduce shipments as existing inventory was depleted in the second quarter of 2012, sales of RENACIDIN in the second quarter of 2012 were not only lower than they would be in a typical quarter, but also substantially lower than they were in the second quarter of 2011 when the surge in sales took place. As a result, pharmaceutical sales decreased $471,837 (46.6%) for the second quarter of 2012.  However, due to limited product availability from January to May of 2011, compared with full product availability during the same period in 2012, sales for the first half of 2012 decreased by only $76,823 compared with the same period in 2011.

The Company has been informed by its supplier that it currently hopes to resume production in September 2012, but that could be delayed further if FDA approval to restart production is delayed or if other events occur that could impact production The supplier is holding three batches that were produced for the Company in May 2012 but have not yet been released, The supplier will not release these batches until it is able to resume regular production. The Company is working with the Food and Drug Administration to get those batches released as soon as possible.

As of the date of this report the Company’s inventory of Renacidin has been depleted. The Company will not be able to fill any further orders for Renacidin until production is resumed and/or the lots being held by the supplier are released. The failure of the supplier to deliver additional inventory to the Company before the end of September 2012 will result in a significant impact on its pharmaceutical sales for the third quarter of 2012. The Company has notified the supplier that it will seek reimbursement and compensation for all losses incurred as a result of the disruption in production.

The Company has also been notified by its supplier that it will no longer supply product to the Company after January 2014. The Company has been actively looking for a new supplier for several months, and is currently in discussions with a company interested in, and capable of, producing the product. The Company is hopeful that it will have a replacement manufacturer in place prior to the January 2014 termination date, but plans to bring in additional inventory prior to that date in the event the transfer process takes longer than anticipated.

(b)
Personal care products: For the second quarter of 2012 the Company’s sales of personal care products decreased by $65,231 (2.6%) when compared with the second quarter of 2011, and for the first half of 2012 the Company’s sales of personal care products increased by $60,421 (1.2%) when compared with the comparable period in 2011. The decrease in sales in the second quarter of 2012, and the increase in sales for the first six months of 2012, were due to normal fluctuations in sales to ASI, the Company's largest marketing partner. Sales to ASI decreased by $64,878 (3.2%) and increased $76,464 (1.9%) for the three and six months periods, respectively, ended June 30, 2012, compared with the corresponding periods in 2011. The Company believes that these fluctuations in sales were attributable to the timing of orders placed by ASI.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $176,465 (31.0%) for the second quarter of 2012 , and decreased by $65,666 (4.5%) for the first half of 2012 compared with the comparable periods in 2011. These changes were primarily attributable to the ordering patterns of the Company's customers for these products, and may not reflect an increase or a decrease in sales of these products on an annualized basis.

(d)
Industrial and other products:  Sales of the Company's industrial products, as well as other miscellaneous products, increased by $37,897 (126.3%) and $30,667 (52.1%) for the three and six months, respectively, ended June 30, 2012, when compared with the corresponding periods ended June 30, 2011.

In addition to the above changes in sales, net sales allowances increased $2,491 and $27,154 for the three and six months, respectively, ended June 30, 2012, when compared with the corresponding periods in 2011. The increases were primarily due to increases in fees paid to the Veterans' Administration.

Cost of Sales

For the second quarter of 2012, cost of sales as a percentage of sales decreased to 39.2% from 40.1% in the second quarter of 2011. Cost of sales as a percentage of sales decreased to 39.4% for the first half of 2012, down from 40.1% for the comparable period in 2011. The decreases in cost of sales were primarily due to decreases in utilities and insurance costs, as well as changes in the mix of products sold, with sales of lower margin products replaced by sales of higher margin products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased $152,529 (21.8%) for the second quarter of 2012 compared with the comparable quarter in 2011, and decreased $70,812 (5.8%) for the first half of 2012 compared with the first half of 2011. The decreases in operating expenses for the second quarter and first half of 2012 were primarily attributable to decreases in professional, consulting, legal and accounting fees, payroll related expenses and insurance expense.

Other Income

Investment income decreased $30,823 (42.5%) and $32,555 (22.6%) for the three and six months, respectively, ended June 30, 2012, when compared with the comparable periods in 2011. These decreases were mainly attributable to realized losses on bonds sold.  In the second quarter of 2012 the Company had no gains or losses on the sale of assets, as compared with a gain of $11,237 in the second quarter of 2011. For the first half of 2012 there was a decrease in income of $3,234 resulting from the sale of assets.

Provision for Income Taxes

The provision for income taxes decreased by $20,000 (3.4%) and increased by $9,500 (0.8%) for the three and six months, respectively, ended June 30, 2012, when compared with the comparable periods in 2011. The decrease for the second quarter of 2012 was mainly due to a decrease in income before taxes of $51,556 (2.8%). The increase for the first half of 2012 was attributable to a slight increase in income before taxes of $40,391 (1.1%).

The Company's effective income tax rate remained approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $707,945 to $13,603,393 at June 30, 2012 from $12,895,448 at December 31, 2011. The increase in working capital was primarily due to an increase in accounts receivable and cash. The current ratio decreased to 11.99 to 1 at June 30, 2012 from 12.97 to 1 at December 31, 2011. The decrease in the current ratio was primarily due to the effect of an increase in accrued expenses.

During the first half of 2012 the average period of time that an account receivable was outstanding was approximately 44 days. The average period of time that an account receivable was outstanding during the first half of 2011 was 33 days.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2012.

The Company generated cash from operations of $2,787,745 and $2,930,821 for the first half of 2012 and 2011, respectively. The decrease was primarily due to a decrease in accounts payable.

Cash used in investing activities for the first half of 2012 and 2011 was $112,101 and $1,346,808, respectively. This decrease was primarily due to a decrease in the purchases of  marketable securities and an increase in proceeds from the sale of marketable securities in the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Cash used in financing activities was $1,930,504 and $1,654,718 for the first half of 2012 and 2011, respectively.  This increase was mainly due to an increase in dividend paid per share, from $0.36 per share in 2011 to $0.42 per share in 2012.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of other opportunities that are in the best interest of the Company and its shareholders, should they arise.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company’s management, including its Principal Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by the Company’s management, including its Principal Executive Officer and Chief Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosures.

(b)	CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's Principal Executive Officer and Chief Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in the Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. They have also concluded that there were no significant changes in the Company’s internal controls after the date of the evaluation.

  PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

  The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NONE

ITEM 5.         OTHER INFORMATION

NONE

ITEM 6.         EXHIBITS

31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By:  /S/  KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/  ROBERT S. RUBINGER
Robert S. Rubinger
Chief Financial Officer
Date:  August 8, 2012