Form 10-Q
period 2012-09-30
UNITED GUARDIAN INC
filed 2012-11-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      September 30, 2012

[ ]	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________  to  _________

Commission File Number:   1-10526

         UNITED-GUARDIAN, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-1719724
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
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

Large accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)
Accelerated filer	[ ]
Smaller reporting company	[ x ]

Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act.)
                                                             Yes  [  ]  No  [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,596,439 shares of common stock, par value $.10 per share
 (as of November 1, 2012)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.
INDEX TO FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC. STATEMENTS OF INCOME (UNAUDITED)
	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

Net sales	$3,527,387	$3,345,035	$11,151,179	$11,047,383

Costs and expenses:
Cost of sales	1,334,491	1,229,561	4,339,450	4,318,444
Operating expenses	598,100	537,248	1,749,217	1,759,177
Total costs and expenses	1,932,591	1,766,809	6,088,667	6,077,621

Income from operations	1,594,796	1,578,226	5,062,512	4,969,762

Other income:
Investment income	51,065	61,308	162,413	205,211
Gain on sale of assets	---	12,267	2,750	18,251
Income from damage settlement	---	385,182	---	385,182
Total other income	51,065	458,757	165,163	608,644

Income before income taxes	1,645,861	2,036,983	5,227,675	5,578,406

Provision for income taxes	529,700	667,700	1,689,800	1,818,300

Net Income	$1,116,161	$1,369,283	$3,537,875	$3,760,106

Earnings per common share (Basic and Diluted)	$0.24	$0.30	$0.77	$0.82

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011	2012	2011

Net income	$1,116,161	$1,369,283	$3,537,875	$3,760,106

Other comprehensive income:

Unrealized gain (loss) on marketable securities	150,846	(48,671)	315,379	21,576

Income tax (expense) benefit related to other comprehensive income	(52,429)	16,869	(109,457)	(7,478)

Other comprehensive income, net of tax	98,417	(31,802)	205,922	14,098
Comprehensive income	$1,214,578	$1,337,481	$3,743,797	$3,774,204

 See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2012	DECEMBER 31, 2011
	(UNAUDITED)

Current assets:
Cash and cash equivalents	$1,695,602	$1,090,974
Marketable securities	11,185,589	9,295,755
Accounts receivable, net of allowance for doubtful accounts of $18,000 at September 30, 2012 and December 31, 2011	1,482,541	1,653,440
Inventories (net)	1,124,250	1,467,434
Prepaid expenses and other current assets	103,639	163,034
Prepaid income taxes	---	78,613
Deferred income taxes	223,546	223,546
Total current assets	15,815,167	13,972,796

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,786,037	3,694,379
Building and improvements	2,725,993	2,714,780
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,714,562	6,611,691
Less: Accumulated depreciation	5,500,746	5,366,204
Total property, plant and equipment, net	1,213,816	1,245,487

Other assets	9,418	37,672

TOTAL ASSETS	$17,038,401	$15,255,955

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC. BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY
	SEPTEMBER 30, 2012	DECEMBER 31, 2011
Current liabilities:	(UNAUDITED)
Accounts payable	$163,463	$400,389
Accrued expenses	686,940	676,959
Income taxes payable	86,642	---
Total current liabilities	937,045	1,077,348

Deferred income taxes	174,035	64,578

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively.	459,644	459,644
Accumulated other comprehensive income	240,534	34,612
Retained earnings	15,227,143	13,619,773
Total stockholders’ equity	15,927,321	14,114,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,038,401	$15,255,955

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC. STATEMENTS OF CASH FLOWS (UNAUDITED)
	NINE MONTHS ENDED SEPTEMBER 30,
	2012	2011
Cash flows from operating activities:
Net income	$3,537,875	$3,760,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,916	193,732
Realized loss on sale of marketable securities	39,214	17,849
Realized gain on sale of assets	(2,750)	(18,251)
Amortization of bond premium	---	559
Provision for bad debts		(4,237)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	170,899	(356,137)
Inventories	343,184	(264,101)
Prepaid expenses and other current and non-current assets	59,395	198,842
Prepaid taxes	78,613	---
Accounts payable	(236,926)	59,214
Accrued expenses and taxes payable	96,623	181,310
Net cash provided by operating activities	4,268,043	3,768,886

Cash flows from investing activities:
Acquisition of property, plant and equipment	(121,992)	(250,297)
Proceeds from sale of assets	2,750	38,658
Proceeds from sale of marketable securities	1,716,244	1,540,000
Purchases of marketable securities	(3,329,913)	(3,880,727)
Net cash used in investing activities	(1,732,911)	(2,552,366)

Cash flows from financing activities:
Dividends paid	(1,930,504)	(1,654,718)
Net cash used in financing activities	(1,930,504)	(1,654,718)

Net increase (decrease) in cash and cash equivalents	604,628	(438,198)
Cash and cash equivalents at beginning of period	1,090,974	1,514,589
Cash and cash equivalents at end of period	$1,695,602	$1,076,391

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2012. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of September 30, 2012, the Company had no share-based awards outstanding and exercisable and did not grant any options during the nine months ended September 30, 2012.

As of September 30, 2012, there were no remaining unrecognized compensation costs related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any stock-based compensation expense during the nine-month periods ended September 30, 2012 and 2011.

The Company did not receive any proceeds from the exercise of options during the nine-month periods ended September 30, 2012 and 2011.

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

•
Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset orliability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

September 30, 2012	Cost	Fair Value	Unrealized Gain/(Loss)
Corporate bonds
Maturities after 1 year through 5 years	$203,920	$204,296	$376

Fixed income mutual funds	10,340,383	10,682,773	342,390

Equity and other mutual funds	272,934	298,520	25,586
	$10,817,237	$11,185,589	$368,352

December 31, 2011
Available for Sale:
U.S. Treasury and agencies
Mature within 1 year	$249,137	$234,388	$(14,749)

Corporate bonds
Mature within 1 year	267,251	247,719	(19,532)
Maturities after 1 year through 5 years	203,920	195,899	(8,021)
Total corporate bonds	471,171	443,618	(27,553)

Fixed income mutual funds	8,268,624	8,372,216	103,592

Equity and other mutual funds	253,850	245,533	(8,317)
	$9,242,782	$9,295,755	$52,973

Proceeds from the sale and redemption of marketable securities amounted to $1,716,244 for the nine months ended September 30, 2012, which included realized losses of $39,214. Proceeds from the sale and redemption of marketable securities amounted to $1,540,000 for nine months ended September 30, 2011, which included realized losses of $17,849.

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

6.	Inventories

	September 30, 2012	December 31, 2011
Inventories consist of the following:
Raw materials and work in process	$632,813	$470,532
Finished products	491,437	996,902
	$1,124,250	$1,467,434

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at September 30, 2012 and December 31, 2011 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,524,245 and $1,405,000 for the nine months ended September 30, 2012 and September 30, 2011, respectively. No payments were made for interest during these periods.

The Company paid $1,930,504 ($0.42 per share) and $1,654,718 ($0.36 per share) in dividends for the nine months ended September 30, 2012 and September 30, 2011, respectively.

Research and development expenses amounted to $536,509 and $489,988 for the nine–month period ended September 30, 2012 and September 30, 2011, respectively, and $246,119 and $229,839 for the three-month period ended September 30, 2012 and September 30, 2011, respectively.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2009 through 2011.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

10.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay contributed to the DC Plan by the employee. Employees become fully vested in employer matching contributions after one year of employment. In each of the three–month periods ended September 30, 2012 and 2011 the Company accrued contributions of $43,750 to the DC Plan, and it had accrued a total of $131,250 towards the DC Plan in each of the nine-month periods ended September 30, 2012 and 2011. The Company did not make any discretionary contributions to the DC Plan in the three and nine month periods ended September 30, 2012 and 2011.

11.	Related-Party Transactions

For the nine months ended September 30, 2012, the Company made no payments to Henry Globus, a former officer and director of the Company who passed away in December 2011, as compared with the nine months ended September 30, 2011, in which the Company paid him $16,722. The payments were for consulting services in accordance with his employment termination agreement of 1988.

During the nine-month periods ended September 30, 2012 and September 30, 2011, the Company paid to Bonamassa, Maietta and Cartelli, LLP $8,000 and $6,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

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

12.	Other Information

Accrued Expenses

	September 30, 2012	December 31, 2011

Accrued bonuses	$114,500	$200,000
Accrued 401K plan contributions	131,250	---
Accrued distribution fees	192,147	191,171
Payroll and related expenses	128,955	80,986
Other	120,088	204,802
	$686,940	$676,959

13.	Other Income

At the end of 2010 the Company experienced a temporary suspension of production of its RENACIDIN® IRRIGATION (“RENACIDIN”) product due to regulatory issues at the facility at which the product is manufactured by the Company’s supplier. Production did not resume until May 2011. As a result, the Company incurred approximately $390,000 in damages. The Company and its supplier entered into a settlement agreement whereby the Company was reimbursed for these damages.  The miscellaneous income of $385,182 represents the amount that was paid to the Company during the third quarter of 2011 pursuant to this damage settlement.

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of RENACIDIN, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers which, in turn, sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the U.S. Department of Veterans Affairs.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. Generally Accepted Accounting Principles (GAAP). The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, and income taxes. Since December 31, 2011, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2011, and a comparison of the results of operations for the three and nine months ended September 30, 2012 and September 30, 2011. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 2012 increased $182,352 (5.5%) compared with the comparable period in 2011. Net sales for the first nine months of 2012 increased $103,796 (.9%) as compared with the corresponding period in 2011. The changes in net sales for the three and nine months ended September 30, 2012 were attributable to changes in sales of the following product lines:

(a)
Pharmaceuticals: The Company’s RENACIDIN product typically accounts for approximately 85% of the Company’s net sales of pharmaceutical products. Over the past 20 months, RENACIDIN experienced two disruptions in production at the Company’s third-party manufacturing facility, both of which led to product shortages. The first disruption began in November 2010 and lasted until May 2011, and was caused by regulatory issues at the third-party’s manufacturing facility. The issues were unrelated to the Company’s product, but disrupted all production at that facility. When product became available in May 2011, there was a surge in orders, not only due to the need of the Company’s distributors to restock their depleted inventories, but also because of the desire on the part of the distributors to avoid a price increase that was to go into effect on June 1, 2011. The result was unusually strong RENACIDIN sales in the second quarter of 2011.

The second disruption began in May 2012 and continues as of the date of this report, and is related to general production problems at the supplier’s manufacturing site. It affects all of the products manufactured at that facility. The resulting failure to supply product to the Company significantly impacted the Company’s ability to fill orders for product in the second and third quarters of 2012, and is expected to impact the Company’s fourth quarter as well. The Company’s inventory of product was completely depleted by August 1, 2012.

As a result of the second disruption in 2012, the Company had very limited inventory of RENACIDIN in the third quarter of 2012 and ran out completely by the end of July, leaving two months of the third quarter with no RENACIDIN sales. As a result, RENACIDIN sales in the third quarter of 2012 decreased by $212,818 (79.7%) compared with the comparable quarter in 2011, and overall pharmaceutical sales decreased by $232,300 (56.8%) in the third quarter of 2012 compared with the third quarter of 2011.

For the nine-month period ended September 30, 2012, RENACIDIN sales decreased by $278,267 (21.0%) compared with the comparable period in 2011, and overall pharmaceutical sales decreased by $309,123 (18.1%) for the nine-month period ended September 30, 2012 compared with the comparable period in 2011.

As of the date of this report the Company’s inventory of RENACIDIN has been depleted. The Company will not be able to fill any further orders for RENACIDIN until production is resumed. The Company has been informed by its supplier that it does not currently know when that will happen, since there are numerous production and regulatory issues that still need to be resolved before production can resume. However, the supplier has indicated it does not expect to be able to ship additional product to the Company until May 2013 at the earliest. The supplier has been holding three batches of product that were manufactured in May 2012, but it is unlikely that those lots will be released due to concerns over multiple quality problems that may have resulted from the production issues. The failure of the supplier to deliver additional inventory will continue to significantly impact the Company’s pharmaceutical sales. The Company has notified the supplier that it considers it in breach of its supply agreement, and will seek compensation for all losses incurred as a result of that breach. Discussions to resolve the issue of damages have already begun.

The Company has also been notified by its supplier that it will no longer supply product to the Company after the January 2014 contract termination date. The Company has been actively looking for a new supplier, and is currently working with a company interested in, and capable of, producing the product. The Company is hopeful that it will have the new manufacturer in place prior to the January 2014 contract termination date, but plans, if possible, to bring in additional inventory in the event the new supplier is not approved by that date.

(b)
Personal care products: For the third quarter of 2012 the Company’s sales of personal care products increased by $262,682 (12.1%) when compared with the third quarter of 2011, and for the nine-month period ended September 30, 2012 the Company’s sales of personal care products increased by $323,103 (4.5%) when compared with the comparable period in 2011. The increase in sales in the third quarter of 2012 and the nine months of 2012, was primarily the result of sales to ASI, the Company's largest marketing partner. Sales to ASI increased by $236,394 (14.3%) and increased by $312,859 (5.4%) for the three and nine months periods, respectively, ended September 30, 2012, compared with the corresponding periods in 2011. The Company believes that the increase in sales for the third quarter was primarily attributable to the timing of orders, and the increase in personal product sales for the nine-month period represents a sales volume increase to ASI’s customers.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $112,508 (14.2%) for the third quarter of 2012 , and increased by $46,842 (2.1%) for the nine-month period ended September 30, 2012 compared with the comparable periods in 2011. These changes were primarily attributable to the ordering patterns of the Company's customers for these products, and may not reflect an increase in sales of these products on an annualized basis.

(d)
Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $5,428 (15.2%) and $36,095 (38.1%) for the three and nine months, respectively, ended September 30, 2012, when compared with the corresponding periods ended September 30, 2011.

In addition to the above changes in sales, net sales allowances decreased by $34,033 and $6,878 for the three and nine months, respectively, ended September 30, 2012, when compared with the corresponding periods in 2011. The decreases were primarily due to decreases in chargebacks paid to the U.S. Department of Veterans Affairs, pharmaceutical sales rebates to state Medicaid agencies, and distribution fees.

Cost of Sales

For the third quarter of 2012, cost of sales as a percentage of sales increased to 37.8% from 36.8% in the third quarter of 2011. Cost of sales as a percentage of sales decreased to 38.9% for the nine-months ended September 30, 2012, down from 39.1% for the comparable period in 2011. The increase in cost of sales for the third quarter of 2012 was primarily due to increases in payroll and rebate program costs. The decrease for the nine months was due to decreases in utility and insurance costs, as well as a change in the mix of products sold, with sales of lower margin products replaced by sales of higher margin products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses increased by $60,852 (11.3%) for the third quarter of 2012 compared with the comparable quarter in 2011, and decreased by $9,960 (.6%) for the nine months ended September 30, 2012 compared with the nine-months ended September 30, 2011. The increase in operating expenses for the third quarter of 2012 was mainly due to increases in payroll and payroll related expenses and health insurance. The decrease for the nine months of 2012 was primarily attributable to decreases in professional, consulting, legal and accounting fees.

Other Income

In the third quarter of 2011 the Company received income of $385,182 from the partial settlement of a claim for damages between the Company and one of its suppliers. The Company also experienced a decline in investment income in 2012, decreasing by $10,243 (16.7%) and $42,798 (20.9%) for the three and nine months periods, respectively, when compared with the comparable periods in 2011. These decreases were mainly attributable to realized losses on bonds sold. For the nine months ended September 30, 2012 there was a net decrease in income of $15,501 resulting from the sale of assets, declining from $18,251 in the first nine months of 2011 to $2,750 for the comparable period in 2012. For the third quarter of 2011 the Company experienced a gain of $12,267 from the sale of equipment. There was no sale of equipment in the third quarter of 2012.

Provision for Income Taxes

The provision for income taxes decreased by $138,000 (20.7%) and $128,500 (7.1%) for the three and nine months, respectively, ended September 30, 2012, when compared with the comparable periods in 2011. The decrease for the third quarter and the nine months of 2012 was mainly due to a decrease in income before taxes.

The Company's effective income tax rate remained approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,982,674 to $14,878,122 at September 30, 2012 from $12,895,448 at December 31, 2011. The current ratio increased to 16.88 to 1 at September 30, 2012, up from 12.97 to 1 at December 31, 2011. The increase in working capital and the current ratio were primarily due to an increase in marketable securities and a decrease in accounts payable.

During the nine-month period ended September 30, 2012 the average period of time that an account receivable was outstanding was approximately 39 days. The average period of time that an account receivable was outstanding during the nine-month period ended September 30, 2011 was 31 days. The increase for 2012 was the result of more favorable payment terms given to some international customers due to longer shipping times.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2012.

The Company generated cash from operations of $4,268,043 and $3,768,886 for the nine months ended September 30, 2012 and September 30, 2011, respectively. The increase was primarily due to decreases in account receivable and inventory.

Cash used in investing activities for the nine-month period ended September 30, 2012 and September 30, 2011 was $1,732,911, and $2,552,366, respectively. This decrease was primarily due to a decrease in the purchases of marketable securities in the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.

Cash used in financing activities was $1,930,504 and $1,654,718 for the nine months ended September 30, 2012 and September 30, 2011, respectively.  This increase was mainly due to an increase in dividend paid per share, from $0.36 per share in 2011 to $0.42 per share in 2012.

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

Date:  November 8, 2012