Form 10-K
period 2012-12-31
UNITED GUARDIAN INC
filed 2013-03-21
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K

(Mark One)

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes [  ]     No [x]

As of June 30, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate  market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $45,404,539.  (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2013, the Registrant had issued and outstanding 4,596,439 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

Certain  information  required by Part III  (portions of Item 10, as well as Items  11,  12,  and  13) is  incorporated  by  reference to the Registrant's definitive  proxy statement for the 2013 annual meeting of  stockholders  ("2013 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed  with the Securities and  Exchange Commission no later than 120 days after Registrant's fiscal year end.

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

The Company has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL® line of cosmetic ingredients and medical lubricants, which accounted for approximately 87% of the Company's sales in 2012, and its RENACIDIN® IRRIGATION ("RENACIDIN"), a pharmaceutical product that accounted for approximately 8% of the Company's sales in 2012.

(b) Narrative Description of Business

The Company manufactures and markets cosmetic ingredients, personal and health care products, medical lubricants, pharmaceuticals, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products. The Company endeavors to develop products that fill unmet needs in the marketplace, have unique properties, and use proprietary technology that it often protects with patents. Many of the Company's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by the Company, including the cosmetic ingredients, are marketed to end users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major global cosmetic and personal care products companies. The Company sells product outright to its marketing partners, FOB the Company’s plant in Hauppauge, New York, and those marketing partners in turn resell those products to their customers, who are typically the end users of the products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable except at the discretion of the Company.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: personal care products (including cosmetic ingredients), pharmaceuticals, medical products, and industrial products. Each product category is marketed differently.

The Company’s personal care products, including cosmetic ingredients, are marketed globally by six marketing partners, of which Ashland Specialty Ingredients (“ASI”) is the largest. The products are sold directly to those marketing partners, which in turn resell those products to their customers for use in the manufacture or compounding of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”) and the specialty industrial products are sold directly by the Company to the end users or to contract manufacturers utilized by the end users. The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end users primarily through major drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company. The marks for the most important products, LUBRAJEL® and RENACIDIN®, as well as some other Company trademarks, are registered as trademarks with the United States Patent and Trademark Office as well as with the appropriate regulatory agencies in some foreign countries.

    PRODUCTS

The Company operates in one business segment, and its product lines are separated into four distinct product categories:

PERSONAL CARE

LUBRAJEL is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products. In the personal care industry, they are used primarily as moisturizers and bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. The largest selling product in the LUBRAJEL line in 2012 was LUBRAJEL CG, the original form of LUBRAJEL, followed in sales by LUBRAJEL Oil. Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name), in descending order of sales, are MS, DV, PF, NP, II XD, WA, and TW . In addition, many of these products are available in comparable formulations that do not contain parabens as the preservative, and instead use a different preservative system that is preferred by some customers. Those equivalent products are differentiated by adding the word “Free” after the name (for example, LUBRAJEL MS Free, DV Free, etc.), indicating that those formulations do not contain parabens.

LUBRAJEL PF is different from the other products in the LUBRAJEL line in that it is a completely preservative-free form of LUBRAJEL. It is marketed under the LUBRAJEL PF tradename in all markets other than France, where it is marked under the tradename “Norgel” by Societe D'Etudes Dermatologiques ("Sederma"), a subsidiary of Croda International Plc (“Croda”). Sederma is the Company's exclusive marketing partner and distributor of the Company’s cosmetic ingredients in France and, along with its parent company, Croda, is a major supplier of specialty cosmetic ingredients to the personal care products industry. Tests have shown that this product self-preserves, and that it aids in the preservation of other cosmetic ingredients with which it is formulated.

Each of the following products accounted for less than 2% of the Company’s sales in 2012:

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

KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. KLENSOFT sales have been variable due to the ordering patterns of the customers for the product. As a result, in 2012 sales of KLENSOFT increased significantly over 2011. The Company expects the variability in sales of this product to continue.

UNITWIX® is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product. In 2011 the Company developed a new formula for UNITWIX that it now markets under the name UNITWIX II.  It was developed as a result of the recent escalation in the cost of UNITWIX and the difficulty in obtaining some of the key raw materials used in the manufacturing of the product, and was intended to be a direct replacement for the original UNITWIX. The new formula is less expensive to manufacture, and therefore can be marketed at a much lower price. Some of the Company's smaller customers for this product have already switched to the new formula, but the Company’s primary customer for UNITWIX has not yet reformulated. The Company is hopeful that this lower-cost formulation will bring in new customers for which the original product was not cost effective. However, even with the new formulation there are still issues regarding cost and availability of the raw materials needed to manufacture this product.

ORCHID COMPLEX™ is a successor product to the Company's previous OIL OF ORCHIDS product, and is a base for skin creams, lotions, cleansers, and other cosmetics. It is an extract of fresh orchids modified by stabilizers and preservatives, and is characterized by its excellent lubricity, spreadability, light feel, and emolliency. Because of its alcohol solubility, it may also be used in fragrance products such as perfumes and toiletries. Its emolliency makes it an excellent additive to shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums. It is sold in two forms, water-soluble and oil-soluble.

LUBRASLIDE™ and a related product, B-122™, are powdered lubricants used in the manufacture of cosmetics such as pressed powders, eyeliners, and rouges. They are used as binders for these products, increasing water-repellency and drop strength and lowering the coefficient of friction.

AQUATHIK™ is a powder that is used as a gelling agent for aqueous solutions or emulsions with a pH below 7.

HYDRAJEL™ PL is a personal lubricant originally developed specifically for the feminine personal care market. Sales of this product decreased significantly in 2012 due to the ordering patterns of the primary customer for this product.

The Company believes that its ability to increase sales of its cosmetic and other personal care products will depend on (a) the ability of its marketing partners, especially its largest marketing partner, ASI (formerly International Specialty Products Inc.), to continue to aggressively promote the Company’s products, particularly to new customers, and (b) the Company's success in developing new forms of LUBRAJEL that expand its uses to new applications. The Company is continuing to develop new varieties of LUBRAJEL to extend the line even further, and is working with its marketing partners to find new marketing opportunities.

The Company believes that there is still significant potential to expand the sales of its LUBRAJEL line of products through product modifications, additional claim substantiation, and geographic expansion, especially in such developing markets as mainland China, India, and Eastern Europe.

Any future increases in sales of the LUBRAJEL line of products may be negatively impacted by sales of competitive products, including new products being produced in China.  However, the Company believes that because of the proprietary nature of the LUBRAJEL formulations, the strong brand identity, the cost to the end user of reformulation, the Company’s long history of supplying quality products, the extensive line of LUBRAJEL formulations, and the Company’s continuing product development programs, it will continue to be able to compete effectively in the marketplace and expand the market for its LUBRAJEL product line (see “Competition” below).

MEDICAL

LUBRAJEL RR and RC are both gels used primarily as lubricants for urinary catheters.   Both are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. On April 11, 1995, the Company was granted a U.S. patent for these unique forms of LUBRAJEL that expires in December 2013. LUBRAJEL RR was the original radiation-resistant LUBRAJEL product. LUBRAJEL RC was developed specifically for one customer that packages the product in unit doses as a catheter lubricant for many manufacturers. Combined sales of these two products were 11% of the Company’s sales in 2012. Sales of these two products showed a net decrease of approximately 7% compared with sales of these two products in 2011. The net decrease was the result of a decrease of 16.1% in sales of LUBRAJEL RR, which was partially offset by an increase of 6.5% in sales of LUBRAJEL RC. Sales of these products are subject to year-to-year variations based on the ordering patterns of the customers for both products.

LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use, to be used in a line of mouth moisturizers that it markets. This line of mouth moisturizers was acquired by a major multinational pharmaceutical company in 2009.  Since the acquisition, sales of LUBRAJEL LC have increased 9.4% in 2011 compared with 2010, and 3.5% in 2012 compared with 2011. Sales of this product represented approximately 5% of the Company’s sales in 2012.

LUBRAJEL MG is the original form of LUBRAJEL, developed as a medical lubricant. It is used by many medical device manufacturers for lubricating urinary catheters, prelubricated enema tips, and other medical devices. Sales increased by 8% in 2012 compared with 2011, which the Company believes was the result of fluctuations in the buying patterns of customers for this product. Sales of this product represented 4% of the Company’s sales in 2012.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products.  It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms. Sales have decreased in each of the past two years due to a lessening of the concerns about the use of silicone-based products.

Sales of all of the medical grades of LUBRAJEL decreased by 1% in 2012 compared with 2011, and accounted for approximately 21% of the Company’s sales in 2012 compared with 20% in 2011. The Company believes that this was the result of fluctuations in the purchasing patterns of the customers and not the result of a long-term decrease in demand.

PHARMACEUTICAL

RENACIDIN is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and the urinary bladder. It is marketed as a ready-to-use sterile solution. It is also approved for use in dissolving certain types of kidney stones. It currently has regulatory approval only in the United States. Historically, RENACIDIN has accounted for 16-18% of the Company's annual revenues. This product has been manufactured for the Company under a long-term contract with a major U.S. drug company. In November 2010, that supplier experienced manufacturing issues at the facility that manufactures RENACIDIN that were unrelated to RENACIDIN but nevertheless stopped production until May 2011. As a result, the Company began allocating product, which resulted in approximately a 60% decline in sales of RENACIDIN each month beginning in November 2010 and continuing each month until the Company ran out of product completely in February 2011. In May 2011 regular production resumed, and sales gradually increased through the end of 2012.  However, as a result of the shortage, RENACIDIN sales for 2011 were down by 20% compared with 2010. In 2011, the Company received a $385,182 credit from its supplier in resolution of the production curtailment.

In May 2012, the Company’s RENACIDIN supplier once again curtailed production due to manufacturing issues, and the Company’s inventory of RENACIDIN was depleted in July 2012. In the months leading up to that, sales gradually declined as the Company allocated product to stretch out inventory as long as possible. As a result of these production issues, the Company did not receive any shipments of RENACIDIN in 2012. The Company has been informed by the supplier that it is currently projecting a resumption of production in the third quarter of 2013. As a result of this second production curtailment, RENACIDIN sales in 2012 declined another 42% from the already-reduced 2011 levels, and were 60% lower than sales in a typical year before the production curtailments began. To address the May 2012 production curtailment the supplier has paid the Company $518,050, which covers most of the RENACIDIN profit the Company lost in 2012.

The Company’s supply contract with its current RENACIDIN supplier expires in January 2014, and the Company has located a replacement supplier, which will be supplying the product in a new 30 mL single-dose unit. Currently the product is available only in a 500 mL bottle, which is difficult for the patient or care-giver to use. The Company expects that this new single-dose unit will result in wider acceptance and use of the product, and has the potential to significantly increase RENACIDIN sales.  The change to the new supplier will require a new submission to, and approval from, the FDA, and the Company is estimating that it will receive that approval sometime in the second half of 2014. The Company is hoping that production by the current supplier will resume in time for the Company to bring in sufficient inventory to enable it to fill orders until the new single-dose unit becomes available, but at the present time there can be no assurance that this will happen, in which case the Company would not have RENACIDIN available for sale until the new product is available, which is not expected until at least mid-2014.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of CLORPACTIN are extremely consistent from year-to-year and represented 3% of the Company’s sales in 2012.

The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective, or (b) they are outdated (but not more than one year after their expiration date, a return policy that conforms to standard pharmaceutical industry practice).

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

LUBRAJEL NATURAL:  This is a new “natural” form of LUBRAJEL for cosmetic use. It is based on natural polysaccharides, which contribute moisturization, emulsion stabilization, and emolliency to personal care creams and lotions. LUBRAJEL NATURAL is certified “natural” by Ecocert, a leading industry certification organization for natural and organic products. The Company believes that there is a growing demand, especially in personal care products, for natural products. There are expected to be at least two new formulations of these water-based gels, which will all be marketed under the LUBRAJEL tradename.  The Company completed the first of these products at the end of 2012 and has begun its marketing efforts for that product.  The Company hopes to begin to see sales sometime in 2013.

LUBRAJEL C NATURAL:  This is expected to be the second product in the LUBRAJEL NATURAL line. It is based on marine polysaccharides. The polysaccharides are noted for boosting the natural immune system and promoting healthier looking skin. LUBRAJEL C NATURAL provides moisturization and emolliency to creams and lotions.  Ecocert certification has not yet been applied for; however, the Company believes that this product will be eligible for Ecocert certification.

LUBRAJEL IN: This is a lower-cost form of LUBRAJEL developed to meet the need for a quality moisturizing ingredient for price sensitive geographic markets, such as India and South America.  While not as good a moisturizer as the Company’s traditional grades of LUBRAJEL, LUBRAJEL IN provides a balanced cost/benefit approach for currently untapped markets.

VEGETABLE OIL EMOLLIENT: This product consists of a blend of olive oil and olive butter in a natural light vegetable oil fraction.  This product lends a silky, silicone-like feel to creams and lotions.

LUBRAJEL TF:  A new medical lubricant specifically developed for a global medical products company.  Development work has been completed and initial sales began at the end of 2012.

LUBRAJEL BA:  A new LUBRAJEL formulation intended for oral care uses.

It should be emphasized that some of the projects listed above are in very early stages of research and development, and it is likely that one or more of those projects will not result in marketable products.

The Company expects its research and development costs for 2013 to be comparable to those of 2012, which were $693,000.  Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

                The Company requires all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

    TRADEMARKS AND PATENTS

The Company strongly believes in protecting its intellectual property and intends, whenever reasonably possible and economically practical, to obtain patents in connection with its product development program. The Company currently holds a number of United States patents and trademarks relating to its products, and regularly has patent and trademark applications pending with respect to a number of its research and development products. Some patents previously issued to the Company on certain products have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company, or that any patent applied for will be granted. However, the Company believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products.  While in recent years the Company has relied more on trade secrets, proprietary formulations, and manufacturing methods than patents to protect its intellectual property, it intends to continue to file patent applications in situations where it believes that relying on trade secrets would be insufficient protection.

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

There were no Company patents that expired over the past two fiscal years.

    DOMESTIC SALES

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with ISP and subsequently amended and expanded in 2000, 2002, 2005, and 2010 (see "Marketing Agreements" below). ASI also has certain non-exclusive rights to sell some of the Company's other industrial and medical products. ASI was also granted the exclusive right to market a new oral care product, LUBRAJEL BA, that was specifically developed for it in 2012. See “Marketing Agreements” below.

The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and accounted for approximately 11% of the Company's sales in 2012 and 16% in 2011. The Company's other products, such as its medical and specialty industrial products, are sold directly to manufacturers who incorporate these products in their finished products.

    FOREIGN SALES

In 2012, approximately 66% of the Company’s sales were to customers in foreign countries, primarily sales of its cosmetic ingredients to customers in Europe and Asia, compared with approximately 60% in 2011.  The Company currently has six distributors for its personal care products outside the United States, with ASI being the largest.  The Company has a written marketing agreement only with ASI; all other marketing arrangements are subject to cancellation at any time by either the Company or the distributor. The marketing agreement with ASI gives it exclusive foreign marketing rights with the exception of the following territories, where the Company's other marketing partners have exclusive marketing rights: the United Kingdom (by The Azelis Group); France (by Sederma SAS, a subsidiary of Croda International Plc.); Italy (by Luigi & Felice Castelli S.R.L.); Switzerland (by Azelis Cosmetics GmbH.); and South Korea (by C&M International).  The Company also has significant direct sales to a company in Ireland for one of the Company’s LUBRAJEL products for a medical use.

     MARKETING

The Company markets its products through marketing partners and distributors, advertising in medical and trade journals, mailings to physicians and to the trade, and exhibitions at medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, and the Veteran's Administration and other government agencies. The proprietary cosmetic ingredients and other personal care products are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care manufacturers for use in the manufacture or compounding of their products. The medical and specialty industrial products are sold by the Company directly to the end users. The industrial products are older products that have limited marketability but are still being sold to some long-time customers. They are not actively marketed but are available for sale to any new customers.

    MARKETING AGREEMENTS

In 1994, the Company entered into a marketing agreement with ISP, the predecessor of ASI, whereby ISP would market and distribute the Company's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactured and marketed globally (and continues to do so as ASI) an extensive line of personal care and pharmaceutical additives and various other industrial products. In 1996, the parties entered into another agreement, extending ISP’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. In December 2002, December 2005, and May 2010 the parties entered into letter agreements that further modified and extended the 2000 Agreement until December 31, 2011. The May 2010 agreement also provided for automatic two-year renewals after December 31, 2011 unless either party terminated the arrangement upon 60 days notice.  Since neither party provided notice to the other with respect to termination of the contract as of December 31, 2011, the agreement between the Company and ISP (now ASI) was automatically extended until December 31, 2013.

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

    RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that together accounted for approximately 77% of the raw material purchases by the Company in 2012. The names of the suppliers and the specific raw materials are considered by the Company to be confidential and proprietary.

    INVENTORIES, RETURNS, and ALLOWANCES

The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, sufficient inventory levels, returns and allowances have not been a significant factor in the Company's business. However, between November 2010 and May 2011, and again from May 2012 to the present time, the Company was not able to fill all of its orders for RENACIDIN due to vendor supply problems (see Part I, Item 1(b) above). Although the initial 2010-2011 supply problem was resolved, the supply problem that began in May 2012 has not yet been resolved, and the Company is not currently able to fill orders for RENACIDIN, and does not expect to be able to do so until the second half of 2013.

    BACKLOG

The Company currently does not have any significant backlog, other than orders for RENACIDN (see above).

    SEASONALITY

Due to the nature of the Company's business and the types of products it markets it is not subject to any significant seasonal fluctuations in sales.

    CUSTOMERS

Except for medical and specialty industrial products, which are sold directly by the Company to the end users, the Company’s customers are primarily its marketing partners and distributors. The Company sells its products to the marketing partners, which in turn sell those products to hundreds of end users. Although the Company has relatively few marketing partners and distributors, it is not dependent on any one of those companies for the sale of its products. The Company is confident that if any of its marketing partners or distributors were to decide not to sell the Company’s products, the end users of its products would still purchase the Company’s products, either directly from the Company or from a replacement marketing partner or distributor.

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

The Company is required to comply with all pertinent current Good Manufacturing Practices of the FDA for medical devices and drugs. Accordingly, the regulations to which the Company and certain of its products may be subject, and any changes with respect thereto, may materially affect the Company's ability to produce and market new products developed by the Company.

The Company's present and future activities are, and will likely continue to be, subject to varying degrees of additional regulation under the Occupational Safety and Health Act, Environmental Protection Act, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2012 and 2011 the Company incurred $48,000 and $33,000, respectively, in federal, state, and local environmental law compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

    EMPLOYEES

The Company presently has 36 employees, 4 of whom serve in an executive capacity, 20 in research, quality control and manufacturing, 7 in maintenance and construction, and 5 in office and administrative support services. Of the total number of employees, 30 are full-time. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its relations with its employees are very good.

Item 1A. Risk Factors.

The information to be reported under this item is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments.

The information to be reported under this item is not required of smaller reporting companies.

Item 2.  Properties.

The Company maintains its principal office and factory, and conducts its research, at a 50,000 square foot facility on a 2.7 acre parcel at 230 Marcus Boulevard, Hauppauge, New York 11788, which the Company owns. Of the 50,000 square feet, approximately 30,000 square feet is manufacturing space, 15,000 square feet is warehouse space, and 5,000 square feet is office and laboratory space. The Company has fully developed the 2.7 acres, and fully utilizes the building occupying the land. The Company believes that the aforementioned property is adequate for its immediately foreseeable needs. The property is presently unencumbered and, in the Company’s opinion, is adequately insured.

Item 3.  Legal Proceedings.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

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

The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by NASDAQ, for the period January 1, 2011 to December 31, 2012. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2012		Year Ended December 31, 2011
		High	Low	High	Low
First	(1/1 - 3/31)	$18.35	$14.91	$15.30	$14.09
Second	(4/1 - 6/30)	23.63	18.00	15.63	14.04
Third	(7/1 - 9/30)	20.00	16.78	15.00	12.96
Fourth	(10/1 - 12/31)	19.78	17.10	15.25	14.50

Holders of Record

As of March 1, 2013, there were 893 holders of record of Common Stock.

Cash Dividends

On May 16, 2012, the Company’s Board of Directors declared a semi-annual cash dividend of $0.42 per share, which was paid on June 18, 2012 to all stockholders of record as of June 4, 2012. On December 4, 2012, the Company’s Board of Directors declared a semi-annual cash dividend of $0.44 per share and a special dividend of $0.50 per share, which were paid on December 21, 2012 to all stockholders of record as of December 14, 2012.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s marketable securities include investments in equity and fixed income mutual funds, government securities, and corporate bonds. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains or losses on mutual funds are determined using the average cost method, while realized gains or losses on government securities and bonds are determined using the specific-identification method.  Realized gains or losses on the Company's marketable securities are insignificant for the years ended December 31, 2012 and 2011. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.  The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2012 the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Accounts Receivable Allowance

The Company performs ongoing credit evaluations of the Company’s customers and adjusts credit limits, as determined by a review of current credit information. The Company continuously monitors collection and payments from customers and maintains an allowance for doubtful accounts based upon historical experience, the Company’s anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While the Company’s credit losses have historically been low and within expectations, the Company may not continue to experience the same credit loss rates that have historically been attained. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of the Company’s significant customers would have a significant impact on the Company’s results of operations and cash flows.

Inventory Valuation Allowance

In conjunction with the Company’s ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis. Based on these projections, management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers.  Although the Company believes that it has been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pull back from their expected order levels, may result in the recognition of larger-than-anticipated write-downs.

Results Of Operations

Year ended December 31, 2012 compared with the year ended December 31, 2011

Net Sales

Net sales in 2012 decreased by $512,748 (3.6%) compared with 2011. The net decrease was the result of the following changes in sales in the different product categories:

(a)
Personal care products: Sales of the Company's personal care products, including cosmetic ingredients, increased by $201,641 (2.2%) for the year ended December 31, 2012 when compared with 2011. The increase was attributable primarily to an increase in sales to ASI, the Company’s largest marketing partner. Sales to ASI in 2012 increased 4.5% compared with 2011. Sales to the Company’s five other marketing partners showed a net decrease of $90,166 (4.9%) in 2012 compared with 2011. Sales to four of those five, all in western Europe, decreased, while sales to the Company’s marketing partner in South Korea increased.

The Company believes that the net increase in sales of its personal care products was the result of improving economic conditions in Asia and North America, which resulted in new consumer product introductions utilizing its products. The overall increase in sales was almost entirely attributable to an increase in sales of the Company’s extensive line of LUBRAJEL® products.

The Company's increased sales to ASI are believed to be the result of both normal fluctuations in ASI's buying patterns, as well as new consumer product introductions and new customers for the Company's products.  The decrease in sales to the Company’s European marketing partners is believed to be due to the continuing economic decline in the western European economies, which has resulted in a decrease in demand for personal care and cosmetic ingredients in those areas.

Total sales of all of the Company's LUBRAJEL products for both personal care and medical uses increased by $229,013 (2.0%) in 2012 compared with 2011. The unit volume of all LUBRAJEL products sold, both for personal care and medical uses, increased by approximately 2.4% in 2012 compared with 2011.

(b)
Pharmaceuticals: Sales of the Company’s two pharmaceutical products, RENACIDIN and CLORPACTIN, decreased by $790,512 (34.1%) for the year ended December 31, 2012 compared with 2011, with RENACIDIN accounting for almost the entire decrease. RENACIDIN accounted for approximately 8% of the Company's sales in 2012 compared with 13% in 2011. The decrease in sales of the Company's pharmaceutical products in 2011 was due to a decrease in sales of RENACIDIN. Although the Company had normal demand for the product, it was unable to fill orders during the second half of 2012 because it could not get product from its supplier. The product has been manufactured for the Company under a long-term contract with a major U.S. drug manufacturer that experienced regulatory problems in 2010 that caused it to suspend production from November 2010 until May 2011, and then experienced a production curtailment again beginning in May 2012 and continuing as of the date of this report. As a result, the Company began to allocate product to its customers beginning in May 2012, and continued to do so until its inventory was depleted on August 1, 2012. The supplier has paid the Company $518,050, which the Company believes covers most of the RENACIDIN profit the Company lost in 2012. The Company is hopeful that production will resume and that it will be able to bring in more inventory in the third quarter of 2013. The Company will not be continuing with this supplier past January 2014, and is currently working with a new supplier that will produce the product in a new single-dose unit that may increase the Company’s revenue from this product in future years. The Company hopes to have the new dosage form on the market in the second half of 2014.

(c)
Medical products: Sales of the Company’s medical products increased $6,628 (0.2%) in 2012 compared with 2011. Sales of the primary products in this category all increased, but those increases were partially offset by lower sales of LUBRAJEL RR, which decreased by 16.1% due to the ordering patterns of the customers for this product. The Company expects increased sales in 2013 as a result of anticipated sales of its new LUBRAJEL TF medical lubricant, which was developed for a new customer and began shipping late in 2012.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $19,672 (14.7%) in 2012 when compared with 2011.

Sales were positively impacted in 2012 by a decrease of $49,822 (20.4%) in sales discounts and allowance reserves as compared with 2011. The decrease in sales discounts and allowances was mainly due to decreases in the allowance for distribution fees, rebates, and sales discounts attributable to the lower sales of RENACIDIN in 2012 as compared with 2011.

Cost of Sales

Cost of sales as a percentage of net sales in 2012 decreased to 37.7% from 39.4% in the prior year. The decrease was primarily the result of the change in the Company's product mix as a result of the lower sales of RENACIDIN in 2012 (as discussed above) and increased sales in 2012 of the Company’s higher margin LUBRAJEL products, as well as a decrease in insurance expense.

Operating Expenses

Operating expenses decreased by $44,457 (1.7%) in 2012 compared with the prior year. This decrease was mainly due to a reduction in insurance expense.

Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2012 and 2011, the Company incurred approximately $693,000 and $637,000, respectively, in research and development expenses, which are included in operating expenses. The increase in R&D costs incurred in 2012 was primarily attributable to increases in payroll costs. No portion of the research and development expenses was directly paid by the Company's customers.

      Other Income (Expense)

Other income (net) increased $92,121 (12.5%) for the year ended December 31, 2012 when compared with 2011. The increase was mainly attributable to $518,050 in income the Company accrued from the settlement of a claim for damages between the Company and its RENACIDIN supplier. The claim resulted from the temporary suspension of production of the Company's RENACIDIN product by its supplier at the end of 2011 due to production problems unrelated to RENACIDIN. Production is not expected to resume until the third quarter of 2013. As a result, the Company and its supplier entered into a settlement agreement whereby the Company would be compensated for most of its lost profits caused by its inability to bring in inventory. The $518,050 reimburses the Company for most of the profit the parties agreed the Company would have received from RENACIDIN sales in 2012 had it not been for the production curtailment. The settlement agreement also provides for continuing payments to the Company until production resumes or until the Company’s contract with the supplier ends in January 2014. In 2011 the Company recognized $385,182 in income from a previous production curtailment by the same supplier that negatively impacted RENACIDIN sales in 2011. Further information on that previous production curtailment can be found in the Company's Annual Report on Form 10-K for 2011.

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds.  Other income was reduced in 2012 by a decrease in investment income of $7,635, which primarily resulted from lower interest rates and dividend returns compared with 2011.

The Company also had a net loss on the sale of assets of $14,861 in 2012 compared to a net gain of $18,251 in 2011.

Provision for Income Taxes

The provision for income taxes decreased by $59,220 (2.7%) in 2012 compared with 2011. This decrease was mainly due to income tax refunds for research and development tax credits for the years  2008 through 2010. The Company’s effective income tax rate was approximately 30% in 2012 and 31% in 2011, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities as well as the utilization of research and development tax credits.

Liquidity and Capital Resources

Working capital decreased from $12,895,448 at December 31, 2011 to $11,795,895 at December 31, 2012, a decrease of $1,099,553 (8.5%). The current ratio increased to 15.25 to 1 at December 31, 2012 from 12.97 to 1 at December 31, 2011. The decrease in working capital was due to a decrease in marketable securities, which was partially used to fund a special dividend that the Company paid in December 2012. The increase in the current ratio was primarily the result of a decrease in accounts payable.

 Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2012 decreased by $635,813 as compared with 2011. The average period of time that an account receivable was outstanding was approximately 35 days in 2012 and in 2011. The Company has a bad debt reserve of $29,000 and $18,000 for 2012 and 2011, respectively, and believes that the net balance of its accounts receivable is fully collectable as of December 31, 2012.

The Company does not maintain a line of credit with a financial institution because the Company has no foreseeable need for a line of credit, and therefore management believes that the cost of maintaining a line of credit cannot be justified, especially considering the strong financial condition of the Company.

The Company generated cash from operations of $5,380,747 in 2012 compared with $4,437,129 in 2011. The increase in 2012 was primarily due to decreases in accounts receivable and inventories.

Net cash provided by investing activities was $1,527,819 for the year ended December 31, 2012 when compared with net cash used in investing activities of $1,183,593 for the year ended December 31, 2011. This increase was mainly due to proceeds from the sale of marketable securities in 2012.

Cash used in financing activities was $6,251,158 and $3,677,151 during the years ended December 31, 2012 and 2011, respectively. The increase was mainly due to a special dividend of $0.50 per share the Company paid in December 2012 due to uncertainty regarding the tax treatment of qualified dividends after December 31, 2012.

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

None.

Item 9A.	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2012. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed, and are effective, to provide reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2012 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2013 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" to be contained in the Company's 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" to be contained in the Company's 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled Directors and Executive Officers"  to be contained in the Company's 2013 Proxy Statement.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Holtz Rubenstein Reminick LLP ("Holtz"), the Company’s principal accountants, to the Company for the review and audit of the Company's financial statements for 2012 and 2011, are approximately $83,000 for each of those fiscal years ($7,000 for each of the first three fiscal quarters of 2012 and $61,000 for the year-end audit for 2012, and $5,000 for each of the first three fiscal quarters of 2011 and $67,000 for the year-end audit for 2011). In addition, Holtz was reimbursed up to $1,000 for out-of-pocket expenses each fiscal year.

Audit-Related Fees

During 2012 and 2011 there were no fees paid to Holtz in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Holtz for the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Holtz during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to the Company by Holtz in 2012 or 2011.

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

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this report.

	(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data.

	(ii)	Financial Statement Schedules – None.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Kenneth H. Globus
Kenneth H. Globus
Date: March 20, 2013		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kenneth H. Globus	President, General Counsel, Chairman	March 20, 2013
	Kenneth H. Globus	of the Board of Directors

By:	/s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 20, 2013
	Robert S. Rubinger	Chief Financial Officer, Director

By:	/s/ Lawrence F. Maietta	Director	March 20, 2013
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director	March 20, 2013
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director	March 20, 2013
Andrew A. Boccone

By:	/s/ Christopher W. Nolan, Sr.	Director	March 20, 2013
Christopher W. Nolan, Sr.

EXHIBIT INDEX

Exhibit #	Description
2
Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc.  (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3(a)	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3(b)	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4(a)	Specimen Certificate for shares of Common Stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

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

10(e)
Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 and amended on December 31, 2002. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10(f)
Letter Amendment between the Company and ISP Technologies Inc. dated May 5, 2010 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 and amended on December 16, 2002 and December 20, 2005. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10(g)
Settlement Agreement and General Release between the Company and Hospira Worldwide, Inc., dated January 18, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 18, 2012 and filed on January 23, 2012.

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
(For the years ended
December 31, 2012 and 2011)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Holtz Rubenstein Reminick LLP
Melville, New York
March 20, 2013

STATEMENTS OF INCOME

	Years ended December 31,
	2012	2011

Net sales	$13,825,764	$14,338,512

Costs and expenses:
Cost of sales	5,218,959	5,650,160
Operating expenses	2,508,334	2,552,790
Total costs and expenses	7,727,293	8,202,950
Income from operations	6,098,471	6,135,562

Other income (expense):
Investment income	325,017	332,652
(Loss) gain on sale of assets	(14,861)	18,251
Income from damage settlement	518,050	385,182
Total other income, net	828,206	736,085
Income from operations before income taxes	6,926,677	6,871,647

Provision for income taxes	2,095,897	2,155,117
Net income	$4,830,780	$4,716,530

Earnings per common share (basic and diluted)	$1.05	$1.03

Weighted average shares (basic and diluted)	4,596,439	4,596,439

STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2012	2011

Net income	$4,830,780	$4,716,530

Other comprehensive income:

Unrealized gain on marketable securities during period	220,946	42,512

Income tax expense related to other comprehensive income	(76,579)	(14,735)

Other comprehensive income, net of tax	144,367	27,777

Comprehensive income	$4,975,147	$4,744,307

See Notes to Financial Statements

BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
Current assets:
Cash and cash equivalents	$1,748,382	$1,090,974
Marketable securities	7,743,946	9,295,755
Accounts receivable, net of allowance for doubtful accounts of $29,000 in 2012 and $18,000 in 2011	1,017,627	1,653,440
Receivable in connection with damage settlement	518,050	---
Inventories (net)	1,242,750	1,467,434
Prepaid expenses and other current assets	132,458	163,034
Prepaid income taxes	3,602	78,613
Deferred income taxes	216,588	223,546
Total current assets	12,623,403	13,972,796

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,842,927	3,694,379
Building and improvements	2,725,993	2,714,780
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,771,452	6,611,691
Less accumulated depreciation	5,535,589	5,366,204
Net property, plant, and equipment	1,235,863	1,245,487

Other asset	---	37,672
Total assets	$13,859,266	$15,255,955

See Notes to Financial Statements

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2012	2011
Current liabilities:
Accounts payable	$151,385	$400,389
Accrued expenses	676,123	676,959
Total current liabilities	827,508	1,077,348

Deferred income taxes	193,740	64,578

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,596,439 shares issued and outstanding at December 31, 2012 and 2011, respectively	459,644	459,644
Accumulated other comprehensive income	178,979	34,612
Retained earnings	12,199,395	13,619,773
Total stockholders’ equity	12,838,018	14,114,029
Total liabilities and stockholders’ equity	$13,859,266	$15,255,955

See Notes to Financial Statements

STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2012 and 2011

	Common Stock
	Shares	Amount	Accumulated Other Comprehensive income	Retained earnings	Total

Balance, January 1, 2011	4,596,439	$459,644	$6,835	$12,580,394	$13,046,873

Change in unrealized gains on marketable securities, net of deferred income tax benefit of $14,735			27,777		27,777

Net income				4,716,530	4,716,530

Dividends declared				(3,677,151)	(3,677,151)

Balance, December 31, 2011	4,596,439	459,644	34,612	13,619,773	14,114,029

Change in unrealized gains on marketable securities, net of deferred income tax of $76,579			144,367		144,367

Net income				4,830,780	4,830,780

Dividends declared				(6,251,158)	(6,251,158)

Balance, December 31, 2012	4,596,439	$459,644	$178,979	12,199,395	$12,838,018

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,830,780	$4,716,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	254,441	255,583
Net loss (gain) on sale of assets	14,861	(18,251)
Realized loss on sales of marketable securities	22,931	8,765
Increase (reduction) in allowance for bad debts	11,054	(5,092)
Deferred income taxes	59,541	40,999
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	624,758	(557,636)
Receivable from damage settlement	(518,050)	---
Inventories	224,684	(146,045)
Prepaid expenses and other current and non-current assets	30,576	89,168
Prepaid income taxes	75,011	---
Accounts payable	(249,004)	192,145
Accrued expenses and taxes payable	(836)	(139,037)
Net cash provided by operating activities	5,380,747	4,437,129

Cash flows from investing activities:
Acquisitions of plant and equipment	(252,356)	(274,645)
Proceeds from the sale of assets	30,350	38,658
Purchases of marketable securities	(4,266,419)	(3,987,606)
Proceeds from sales of marketable securities	6,016,244	3,040,000
Net cash provided by (used in) investing activities	1,527,819	(1,183,593)

Cash flows from financing activities:
Dividends paid	(6,251,158)	(3,677,151)
Net cash used in financing activities	(6,251,158)	(3,677,151)

Net increase (decrease) in cash and cash equivalents	657,408	(423,615)
Cash and cash equivalents, beginning of year	1,090,974	1,514,589
Cash and cash equivalents, end of year	$1,748,382	$1,090,974

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE A -	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products, and proprietary specialty industrial products. Two major product lines, LUBRAJEL® and RENACIDIN® IRRIGATION (“RENACIDIN”) together accounted for 94.1% and 94.5% of revenue for the years ended December 31, 2012 and December 31, 2011, respectively. LUBRAJEL accounted for 86.5% and 81.8% of revenue for the years ended December 31, 2012 and December 31, 2011, respectively, and RENACIDIN accounted for 7.6% and 12.7% of revenue for the years ended December 31, 2012 and December 31, 2011, respectively.

Accounts Receivable and Reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected.  The reserve for accounts receivable comprises the  allowance for doubtful accounts and sales returns.  In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types and credit worthiness, and economic trends.  From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.

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

Dividends

On May 16, 2012, the Company’s Board of Directors declared a semi-annual cash dividend of $0.42 per share, which was paid on June 18, 2012 to all stockholders of record as of June 4, 2012. On December 4, 2012, the Company’s Board of Directors declared a semi-annual cash dividend of $0.44 per share and a special dividend of $0.50 per share, which were paid on December 21, 2012 to all stockholders of record as of December 14, 2012. Total dividends declared and paid in 2012 were $6,251,158.

On May 11, 2011, the Company’s Board of Directors declared a semi-annual cash dividend of $0.36 per share, which was paid on June 13, 2011 to all stockholders of record as of May 30, 2011. On December 7, 2011, the Company’s Board of Directors declared a semi-annual cash dividend of $0.44 per share, which was paid on December 23, 2011 to all stockholders of record as of December 16, 2011. Total dividends declared and paid in 2011 were $3,677,151.

Supplemental Disclosures of Non-cash Investing and Financing Activities

Cash payments for income taxes were $2,024,245 and $2,010,000 for the years ended December 31, 2012 and 2011, respectively.

Marketable Securities

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairments were necessary at December 31, 2012 and 2011.

Other Asset

Other asset consisted of a $188,360 payment made to a vendor for regulatory and validation work that was needed to qualify one of the vendor's manufacturing locations for the production of the Company's RENACIDIN product. This amount was capitalized and was amortized over its estimated 5-year benefit period at the rate of $37,672 per year, starting in 2008. As of December 31, 2012 this asset was fully amortized.

Fair Value of Financial Instruments

Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their carrying value due to their short payment terms.

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

For the year ended December 31, 2012, two customers, both of them distributors and marketing partners of the Company, accounted for approximately 62% of the Company’s revenues during the year, and 52% of its outstanding accounts receivable at year end.  For the year ended December 31, 2011, these same two customers accounted for a total of 58% of the Company’s revenues during the year, and 54% of its outstanding accounts receivable at year end.

Vendor Concentration

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that accounted for approximately 77% and 83% of the raw material purchases by the Company in 2012 and 2011, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2012 and 2011, the Company did not have any unrecognized income tax benefits.  It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred.  During the years ended December 31, 2012 and 2011 the Company did not record any interest or penalties. The Company’s tax returns are subject to examination by the United States Internal Revenue Service and the Department of Taxation of the State of New York for years 2009 through 2012.

Research and Development

The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $693,000 and $637,000 for the years ended December 31, 2012 and 2011, respectively.

Shipping and Handling Costs

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $65,000 and $109,000 for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During 2012 and 2011 the Company incurred $24,000 and $28,000, respectively, in advertising costs.

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

New Accounting Standards

In May 2011, FASB issued update ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, impacting FASB ASC 820, Fair Value Measurement.  Among the many areas affected by this update are the concept of highest and best use, fair value of an instrument included in shareholders' equity, disclosures about fair value measurement, and the fair value hierarchy, especially disclosures relating to the fair value measurements categorized within Levels 1, 2, and 3. This update became effective for interim and annual reporting periods beginning after December 15, 2011. The update does not have a material impact on the Company's results of operation and at the present time it does not apply to the Company.

In June 2011, the FASB issued an amendment to the disclosure requirements for the presentation of comprehensive income.  The amendment requires that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective retrospectively for the interim periods and annual periods beginning after December 15, 2011. The Company adopted this amendment in the first quarter of 2012.  The adoption of this amendment did not have a material impact on the Company's results of operations, cash flows or financial position.

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

December 31, 2012	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
Corporate bonds (maturities of 1-5 years)	$203,920	$203,357	$(563)
Fixed income mutual funds	6,991,181	7,242,998	251,817
Equity and other mutual funds	274,926	297,591	22,665
	$7,470,027	$7,743,946	$273,919

December 31, 2011

Available for sale:
U.S. treasury and agencies (maturities of less than 1 year)	$249,137	$234,388	$(14,749)
Corporate bonds
Maturities of less than 1 year	267,251	247,719	(19,532)
Maturities of 1-5 years	203,920	195,899	(8,021)
Total corporate bonds	471,171	443,618	(27,553)
Fixed income mutual funds	8,268,624	8,372,216	103,592
Equity and other mutual funds	253,850	245,533	(8,317)
	$9,242,782	$9,295,755	$52,973

Proceeds from the sale and redemption of marketable securities amounted to $6,016,244 and $3,040,000 for the years ended December 31, 2012 and 2011, respectively. Realized losses were $22,931 and $8,765 for the years ended December 31, 2012 and 2011, respectively.

Investment income consisted principally of unrealized and realized gains and losses, interest income from bonds and money market funds, and dividend income from bond funds and mutual funds.

NOTE C -	INVENTORIES

Inventories consist of the following:

	December 31,
	2012	2011
Raw materials and work-in-process	$481,544	$470,532
Finished products	761,206	996,902
	$1,242,750	$1,467,434

Finished product inventories at December 31, 2012 and 2011 are stated net of a reserve of $20,000 for slow moving and obsolete items.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2012	2011
Federal	$2,015,345	$2,093,065
State	21,011	21,053
	2,036,356	2,114,118
Deferred
Federal	57,823	39,817
State	1,718	1,182
	59,541	40,999
Total provision for income taxes	$2,095,897	$2,155,117

The following is a reconciliation of the Company's effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2012		2011
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate of 34%	$2,355,000	34.0%	$2,337,000	34.0%
State income taxes, net of Federal benefit	14,000	0.2	14,000	---
Domestic Production Activities tax benefit	(167,000)	(2.4)	(164,000)	(2.0)
Nondeductible expenses	1,000	---	1,000	---
Prior year over-accrual	(24,000)	(0.4)	(9,000)	---
R&D credits	(83,000)	(12.1)	(20,000)
Other, misc	1,000		---
Tax exempt income	(1,000)	---	(4,000)	---
Actual income tax expense	$2,096,000	30.0%	$2,155,000	32.0%

During 2012 and 2011, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 9% of net taxable income from domestic production activities in each year.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2012	2011
Deferred tax assets
Current
Accounts receivable	$9,933	$6,101
Inventories	14,348	15,905
Accrued expenses	192,307	201,540
	216,588	223,546
Deferred tax liabilities
Non-current
Depreciation	(98,800)	(46,207)
Unrealized gain on marketable securities	(94,940)	(18,361)
	(193,740)	(64,578)
Net deferred tax asset	$22,848	$158,968

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $96,000 and $97,000 for each of the years ended December 31, 2012 and 2011.  In 2012 and 2011 employees were able to defer up to $17,000 and $16,500, respectively (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in the 401(k)plan, in accordance with limits set by the IRS. (Those limits will increase to $17,500 (plus an additional $5,500 for employees over the age of 50) in 2013).

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. In December 2012 and 2011 the Company’s Board of Directors authorized discretionary contributions in the amount of $175,000 per year, to be allocated among all eligible employees, for the 2012 and 2011 plan years. The 2012 contribution was paid in 2012, and the 2011 contribution was paid in 2011. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

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

As of December 31, 2012 and 2011, no stock options had been issued under this plan.

As of December 31, 2012 and 2011, there was no remaining unrecognized compensation cost related to the non-vested share-based compensation arrangements granted under the Company's plans.

The Company did not record any share-based compensation expense during the years ended December 31, 2012 and 2011.

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

The medical products are not pharmaceutical products.  They consist primarily of medical lubricants, which are marketed by the Company directly to manufacturers that incorporate them into urologic catheters and other medical devices and products that they sell. These products are distinguished from the pharmaceutical products in that, unlike the pharmaceutical products, the Company is not required to obtain regulatory approval prior to marketing these products. Approvals are the responsibility of the company that markets the medical device.  However, the Company is responsible for manufacturing these products in accordance with current Good Manufacturing Practices for medical devices.

The industrial products are also marketed by the Company directly to manufacturers, and generally do not require that the Company obtain regulatory approval. However, the manufacturers of the finished products may have to obtain such regulatory approvals before marketing these products.

The geographic information set forth in table "(b)" below is partially based on sales information provided to the Company by Customer A (shown in table "(c)" below), which exclusively markets the Company's cosmetic ingredients in Canada and China, and also sells some of the Company's products into France on a non-exclusive basis along with Customer B.

(a)	Net Sales

	Years ended December 31,
	2012	2011

Personal Care	$9,438,345	$9,236,704
Pharmaceuticals	1,524,581	2,315,093
Medical	2,904,327	2,897,699
Industrial and other	153,498	133,826
	14,020,751	14,583,322
Less: Discounts and allowances	(194,987)	(244,810)
	$13,825,764	$14,338,512

(b)	Geographic Information

	Years ended December 31,
	2012		2011
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets

United States	$4,648,472	$1,235,863	$5,805,331	$1,245,487
Canada	2,860,154	---	2,551,980	---
China	2,462,967	---	2,144,451	---
France	903,137	---	1,029,382	---
Other countries	2,951,034	---	2,807,368	---
	$13,825,764	$1,235,863	$14,338,512	$1,245,487

(c)	Sales to Major Customers

	Years ended December 31,
	2012	2011
Customer A	$7,664,805	$7,333,581
Customer B	837,220	909,111
All other customers	5,323,739	6,095,820
	$13,825,764	$14,338,512

NOTE G - INCOME FROM DAMAGE SETTLEMENT

In May 2012 the Company’s supplier of RENACIDIN curtailed production due to manufacturing issues. That curtailment continues as of the date of this report.  As a result of that curtailment the Company’s inventory was fully depleted at the end of July 2012, and since that time the Company has been unable to fill orders for that product. The Company and its supplier entered into a settlement agreement, whereby the Company was paid the sum of $518,050, which the Company believes covers most of the RENACIDIN profit the Company lost in 2012. The settlement agreement calls for continuing payments to be made until the supply contract ends in January 2014 or until production resumes, whichever occurs first.

At the end of 2010 the Company experienced a similar suspension of RENACIDIN production, again due to manufacturing issues at the supplier's production facility. Production did not resume until May 2011. As a result, the Company determined that it lost approximately $390,000 in gross profit that would have been generated from sales of the product if production had not been curtailed. The Company and its supplier entered into a settlement agreement to resolve claims related to that period of curtailment. The miscellaneous income of $385,182 in FY-2011 represents the amount that was repaid to the Company in 2011. Further information can be found in the Company's filing on Form 10-K for 2011.

NOTE H - ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 consist of:

	2012	2011
Accrued bonuses	$229,000	$200,000
Accrued distribution fees	196,617	191,171
Payroll and related expenses	72,306	80,986
Accrued annual report	66,000	72,000
Accrued audit fee	68,467	70,000
Other	43,733	62,802
	$676,123	$676,959

NOTE I - RELATED PARTY TRANSACTIONS

For the year ended December 31, 2012, the Company made no payments to Henry Globus, a former officer and director of the Company who passed away in December 2011, as compared to the year ended December 31, 2011 in which the Company paid him $22,296. The payments were for consulting services in accordance with his employment termination agreement of 1988.

                During each of the years ended December 31, 2012 and 2011 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $13,000, and $11,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.

During the first quarter of 2011 the Company sold one of its vehicles, with a book value of $20,407, to one of its Vice Presidents for $15,154 (the vehicle's fair market value) as part of his severance package.  As a result, the Company recognized a non-cash loss of $5,253.

During the fourth quarter of 2012 the President of the Company, Kenneth H. Globus, was reimbursed $24,408 and in the third quarter of 2011 he was reimbursed $11,406 for the value of the trade-in of personal vehicles that were used to purchase two Company vehicles.