Form 10-Q
period 2013-03-31
UNITED GUARDIAN INC
filed 2013-05-10
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

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

4,596,439 shares of common stock, par value $.10 per share
 (as of May 1, 2013)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.
INDEX TO FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.
STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net sales	$3,952,161	$3,888,692

Costs and expenses:
Cost of sales	1,411,156	1,539,840
Operating expenses	561,568	602,863
Total costs and expenses	1,972,724	2,142,703
Income from operations	1,979,437	1,745,989

Other income:
Investment income	54,182	69,591
Gain on sale of asset	---	2,750
Income from damage settlement	292,830	---
Total other income	347,012	72,341

Income before income taxes	2,326,449	1,818,330

Provision for income taxes	761,800	589,700

Net income	$1,564,649	$1,228,630

Earnings per common share (Basic and Diluted)	$0.34	$0.27

Weighted average shares – basic and diluted	4,596,439	4,596,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012

Net income	$1,564,649	$1,228,630

Other comprehensive income:

Unrealized gain on marketable securities during period	25,712	95,171

Income tax expense related to other comprehensive income	9,032	32,987
Other comprehensive income, net of tax	16,680	62,184

Comprehensive income	$1,581,329	$1,290,814

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31, 2013 (UNAUDITED)	DECEMBER 31, 2012 (AUDITED)
Current assets:
Cash and cash equivalents	$2,029,112	$1,748,382
Marketable securities	9,528,489	7,743,946
Accounts receivable, net of allowance for doubtful accounts of $29,000 at March 31, 2013 and December 31, 2012	1,993,514	1,017,627
Receivable in connection with damage settlement	97,610	518,050
Inventories (net)	1,058,004	1,242,750
Prepaid expenses and other current assets	167,786	132,458
Prepaid income taxes	---	3,602
Deferred income taxes	216,588	216,588
Total current assets	15,091,103	12,623,403

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,863,287	3,842,927
Building and improvements	2,730,413	2,725,993
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,796,232	6,771,452
Less: Accumulated depreciation	5,583,338	5,535,589
Total property, plant and equipment, net	1,212,894	1,235,863

TOTAL ASSETS	$16,303,997	$13,859,266

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

  BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31, 2013	DECEMBER 31, 2012
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$141,842	$151,385
Accrued expenses	787,312	676,123
Income taxes payable	752,724	---
Total current liabilities	1,681,878	827,508

Deferred income taxes	202,772	193,740

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at March 31, 2013 and December 31, 2012.	459,644	459,644
Accumulated other comprehensive income	195,659	178,979
Retained earnings	13,764,044	12,199,395
Total stockholders’ equity	14,419,347	12,838,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,303,997	$13,859,266

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

  STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,564,649	$1,228,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,749	66,943
Realized (gain) loss on sale of investments	(452)	6,489
Realized (gain) on sale of asset	---	(2,750)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(975,887)	124,047
Receivable from damage settlement	420,440	---
Inventories	184,746	210,859
Prepaid expenses and other current assets	(35,328)	(4,224)
Prepaid income taxes	3,602	---
Accounts payable	(9,544)	(272,883)
Accrued expenses and taxes payable	863,913	697,325

Net cash provided by operating activities	2,063,888	2,054,436

Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,780)	(66,870)
Proceeds from sales of assets	---	2,750
Proceeds from sale of marketable securities	26,629	80,744
Purchase of marketable securities	(1,785,007)	(1,579,846)
Net cash used in investing activities	(1,783,158)	(1,563,222)

Net increase in cash and cash equivalents	280,730	491,214
Cash and cash equivalents at beginning of period	1,748,382	1,090,974
Cash and cash equivalents at end of period	$2,029,112	$1,582,188

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2013. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

3.	Stock-Based Compensation

The Company maintains a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statements. As of March 31, 2013, the Company had no share-based awards outstanding and exercisable and did not grant any options during the three months ended March 31, 2013.

4.	Recent Accounting Pronouncements

In February 2013, FASB issued ASU 2013-02, "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." This update requires the Company to report amounts being reclassified out of accumulated other comprehensive income by component. It also requires the Company to report either on the face of the financial statements or in the notes any significant amounts reclassified out of accumulated other comprehensive income, by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For those amounts not required to be reclassified directly to net income in their entirety, the Company is required to cross-reference other disclosures that provide further details about the amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The Company adopted this amendment effective January 1, 2013. The adoption of this amendment did not have a material impact on the Company's results of operations.

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

March 31, 2013
	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:
Corporate bonds (matures within 1 year)	$203,920	$203,060	$(860)
Fixed income mutual funds	8,750,307	9,000,212	249,905
Equity and other mutual funds	274,631	325,217	50,586
	$9,228,858	$9,528,489	$299,631

December 31, 2012
	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:
Corporate bonds (maturities of 1-5 years)	$203,920	$203,357	$(563)
Fixed income mutual funds	6,991,181	7,242,998	251,817
Equity and other mutual funds	274,926	297,591	22,665
	$7,470,027	$7,743,946	$273,919

Proceeds from the sale and redemption of marketable securities amounted to $26,629 for the first quarter of 2013, and generated realized gains of $452. Proceeds from the sale and redemption of marketable securities amounted to $80,744 for the first quarter of 2012, and generated realized losses of $6,489.

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

6.	Inventories

	March 31, 2013	December 31, 2012
Inventories consist of the following:
Raw materials and work in process	$499,994	$481,544
Finished products	558,010	761,206
	$1,058,004	$1,242,750

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished products inventories at March 31, 2013 and December 31, 2012 are stated net of a reserve of $20,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

For the first quarter of 2013 there was a cash payment for taxes in the amount $5,474, as compared with $9,245 in the first quarter of 2012. There were no payments for interest for the first quarters of 2013 and 2012.

Research and development expenses amounted to $148,300 and $146,342 for the first quarters of 2013 and 2012, respectively, and are included in operating expenses.

There were no dividends paid in the first quarters of 2013 and 2012.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2012 and March 31, 2013, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the United States with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2009 through 2012.

The Company's policy is to recognize interest and penalties as interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	March 31, 2013	March 31, 2012
Beginning balance	$178,979	$34,612
Unrealized gain on marketable securities before reclassifications - net of tax	16,228	68,673
Realized gain/(loss) on sale of securities reclassified from accumulated other comprehensive income	452	(6,489)
Ending balance - net of tax	$195,659	$96,796

10.	Income From Damage Settlement

In May 2012 the Company’s supplier of RENACIDIN curtailed production due to manufacturing issues. As a result of that curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, and an additional $97,610 a month beginning January 1, 2013 for each month that the curtailment continues. The payments are to continue until either the supply contract ends in January 2014 or until production resumes, whichever occurs first. The Income from damage settlement of $292,830 in the first quarter of 2013 was paid to the Company by its RENACIDIN supplier pursuant to that settlement agreement.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. The Company accrued $43,750 in contributions for each of the first quarters of 2013 and 2012. For the first quarters of 2013 and 2012 the Company did not make any discretionary contributions to the DC Plan.

12.	Related Party Transactions

During the three-month period ended March 31, 2013 the Company paid $2,000 to Bonamassa, Maietta and Cartelli, LLP for accounting and tax services. There were no payments made to that accounting firm in the first quarter of 2012. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Other Information

Accrued Expenses

	March 31, 2013	December 31, 2012

Accrued bonuses	$343,500	$229,000
Accrued distribution fees	175,155	196,617
Payroll and related expenses	114,412	72,306
Accrued annual report	42,060	66,000
Accrued audit fee	40,217	68,467
Other	71,968	43,733
Total Accrued Expenses	$787,312	$676,123

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of its RENACIDIN® IRRIGATION (“RENACIDIN”), are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the United States Department of Veterans Affairs.

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") purchases the largest volume of products from the Company. Approximately one-half of the Company's products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”), such as its catheter lubricants, as well as its specialty industrial products, are sold directly by the Company to the end users or to contract manufacturers utilized by the end users, although they are available for sale on a non-exclusive basis by its marketing partners as well.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, patents, and income taxes. Since December 31, 2012, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2012, and a comparison of the results of operations for the three months ended March 31, 2013 and March 31, 2012. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations " included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Sales

Net sales for the first quarter of 2013 increased by $63,469 (1.6%) as compared with the first quarter of 2012. The change in net sales for the three-month period ended March 31, 2013 was primarily attributable to sales of the Company’s products, as discussed below.

(a)
Personal care products: For the first quarter of 2013 the Company’s gross sales of personal care products increased by $367,765 (14.1%) when compared with the same period in 2012. This increase was mainly due to an increase of $299,866 (13.4%) in sales to the Company's largest marketing partner for the first quarter of 2013 when compared with the same period in 2012. The Company believes that the overall increase in personal care product sales was due to a number of factors, including an increase in demand for the Company's products, the replenishment of low inventory levels of certain products by the Company’s largest marketing partner, and the timing of customer orders.

(b)
Pharmaceuticals:  Gross sales of pharmaceuticals decreased by $570,698 (84.0%) in the first quarter of 2013 compared with the same period in 2012.  The decrease was due to the absence of any sales of RENACIDIN in the first quarter of 2013, as compared with normal sales of that product in the first quarter of 2012. The Company has been unable to replenish its RENACIDIN inventory due to production issues encountered by the Company’s sole supplier. The Company’s inventory of RENACIDIN was depleted in July 2012, and there have been no sales of that product since that time. The Company’s supplier is paying the Company approximately $98,000 for each month that the product is not available, which the Company believes covers most of its lost profits each month. This will continue until either production resumes or the contract with the supplier ends on January 20, 2014, whichever comes first.

The Company is currently working with a new supplier that will manufacture the product in a new single-dose unit, which may increase the Company’s revenue from this product in future years. The Company is hopeful that production with the current supplier will resume before the contract ends, and that it will be able to bring in sufficient additional inventory to last until the new supplier is approved by the U.S. Food and Drug Administration, which the Company hopes will happen by the end of 2014.

(c)
Medical products:  Gross sales of the Company’s medical products increased by $211,016 (32.1%) for the first quarter of 2013 when compared with the same period in 2012. The Company believes the increase was primarily due to the timing of customer orders.

(d)
Industrial and other products:  Sales of the Company's specialty industrial products, as well as other miscellaneous products, increased by $21,255 (98.3%) for the first quarter of 2013 compared with the same period in 2012.

In addition to the above changes in sales, net sales allowances decreased by $34,132 (40.7%) for the first quarter of 2013 when compared with the same period in 2012. This decrease was primarily due to a decrease in chargebacks paid to the U.S. Department of Veterans Affairs, a reduction in pharmaceutical sales rebates to state Medicaid agencies, and lower distribution fees due to the lack of RENACIDIN sales.

Cost of Sales

Cost of sales as a percentage of sales decreased to 35.7% for the first quarter of 2013 from 39.6% for the first quarter in 2012. The decrease was primarily the result of the change in the Company's product mix due to the absence of RENACIDIN sales in 2013 and a proportionate increase in sales of the Company's higher-margin LUBRAJEL products.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses decreased $41,295 (6.8%) for the first quarter of 2013 compared with the first quarter of 2012. This decrease was mainly due to a decrease in insurance costs.

Other Income

Other income increased by $274,671 (380%) for the first quarter 2013 compared with the first quarter of 2012. The increase was mainly attributable to $292,830 that was paid to the Company in the first quarter of 2013 by its RENACIDIN supplier in connection with the supplier’s curtailment of RENACIDIN production (see “Pharmaceuticals” above). The Company entered into an agreement with its RENACIDIN supplier whereby the supplier agreed to pay the Company $97,610 per month until either production resumes or the supply agreement ends on January 20, 2014, whichever comes first. Production is not expected to resume until the third quarter of 2013.  For more information see the Company's Annual Report on Form 10-K for 2012.

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds. The increase in Other income attributable to the RENACIDIN settlement in the first quarter of 2013 was partially offset by a decrease of $15,409 (22.1%) in investment income. This decrease was primarily due to the Company selling some of its marketable securities to pay for the December 2012 dividend paid by the Company. Other income was also lower by $2,750 in the first quarter of 2013 compared with the first quarter of 2012 due to a gain on sale of assets that took place in the first quarter of 2012 that did not recur in the first quarter of 2013.

Provision for Income Taxes

The provision for income taxes increased by $172,100 (29.2%) for the first quarter of 2013 when compared with the same period in 2012. This increase is mainly due to an increase in net income from operations before taxes of $508,119 (27.9%) in 2013 when compared with 2012.

The Company's effective income tax rate was approximately 33.0% for the first quarter of 2013 and 2012, and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,613,330 to $13,409,225 at March 31, 2013 from $11,795,895 at December 31, 2012. The increase in working capital is primarily due to an increase in marketable securities and accounts receivable, partially offset by an increase in taxes payable. The current ratio decreased to 9 to 1 at March 31, 2013 from 15 to 1 at December 31, 2012. The decrease in the current ratio was primarily due to the effect of an increase in income taxes payable.

During the three-month period ended March 31, 2013, the average period of time that an account receivable was outstanding was approximately 34 days. The average period of time that an account receivable was outstanding during the three-month period ended March 31, 2012 was 37 days.  The decrease was mainly due to customers paying on a more timely basis.

The Company believes that its working capital is and will continue to be sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2013.

The Company generated cash from operations of $2,063,888 and $2,054,436 for the three months ended March 31, 2013 and March 31, 2012, respectively. The increase in cash was primarily due to decreases in the receivable from the RENACIDIN damage settlement and in inventory.

Cash used in investing activities for the three-month period ended March 31, 2013 was $1,783,158, while cash used in investing activities for the three-month period ending March 31, 2012 was $1,563,222. This increase was primarily due to an increase in the amount of marketable securities purchased in the first quarter of 2013 compared with the first quarter of 2012.

There was no cash used in financing activities for the first quarters of 2013 and 2012.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The information to be reported under this item is not required of smaller reporting companies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

The information to be reported under this item is not required of smaller reporting companies.

Item 4.	CONTROLS AND PROCEDURES

(a)	DISCLOSURE CONTROLS AND PROCEDURES

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
Date: May 8, 2013

Page 17 or 17