Form 10-Q
period 2013-06-30
UNITED GUARDIAN INC
filed 2013-08-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      June 30, 2013

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

4,596,439 shares of common stock, par value $.10 per share
 (as of August 1, 2013)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Net sales	$3,628,571	$3,735,100	$7,580,732	$7,623,792

Costs and expenses:
Cost of sales	1,363,295	1,465,119	2,774,451	3,004,959
Operating expenses	635,891	548,254	1,197,459	1,151,117
Total costs and expenses	1,999,186	2,013,373	3,971,910	4,156,076

Income from operations	1,629,385	1,721,727	3,608,822	3,467,716

Other income:
Investment income	64,925	41,757	119,107	111,348
Gain on sale of assets	---	---	---	2,750
Income from damage settlement	292,830	---	585,660	---
Total other income	357,755	41,757	704,767	114,098

Income before income taxes	1,987,140	1,763,484	4,313,589	3,581,814

Provision for income taxes	644,600	570,400	1,406,400	1,160,100

Net Income	$1,342,540	$1,193,084	$2,907,189	$2,421,714

Earnings per common share (Basic and Diluted)	$0.29	$0.26	$0.63	$0.53

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Net income	$1,342,540	$1,193,084	$2,907,189	$2,421,714

Other comprehensive (loss) income:

Unrealized (loss) gain on marketable securities during period	(211,917)	69,362	(186,205)	164,533

Income tax benefit (expense) related to other comprehensive income	74,056	(24,041)	65,024	(57,028)

Other comprehensive (loss) income, net of tax	(137,861)	45,321	(121,181)	107,505
Comprehensive income	$1,204,679	$1,238,405	$2,786,008	$2,529,219

 See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	JUNE 30, 2013	DECEMBER 31, 2012
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$2,103,554	$1,748,382
Marketable securities	8,579,721	7,743,946
Accounts receivable, net of allowance for doubtful accounts of $29,000 at June 30, 2013 and December 31, 2012	1,444,342	1,017,627
Receivable in connection with damage settlement	97,610	518,050
Inventories (net)	1,020,934	1,242,750
Prepaid expenses and other current assets	193,659	132,458
Prepaid income taxes	---	3,602
Deferred income taxes	216,588	216,588
Total current assets	13,656,408	12,623,403

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	3,928,753	3,842,927
Building and improvements	2,730,413	2,725,993
Waste disposal plant	133,532	133,532
Total property, plant and equipment	6,861,698	6,771,452
Less: Accumulated depreciation	5,629,010	5,535,589
Total property, plant and equipment, net	1,232,688	1,235,863
TOTAL ASSETS	$14,889,096	$13,859,266

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30, 2013	DECEMBER 31, 2012
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$162,494	$151,385
Accrued expenses	1,036,860	676,123
Income taxes payable	97,324	---
Total current liabilities	1,296,678	827,508

Deferred income taxes	128,716	193,740

Commitment (Note 13)

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively.	459,644	459,644
Accumulated other comprehensive income	57,799	178,979
Retained earnings	12,946,259	12,199,395
Total stockholders’ equity	13,463,702	12,838,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,889,096	$13,859,266

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED June 30,
	2013	2012
Cash flows from operating activities:
Net income	$2,907,189	$2,421,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,421	122,836
Realized (gain) loss on sale of investments	(13,439)	30,975
Realized (gain) on sale of assets	---	(2,750)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(426,715)	(359,219)
Receivable from damage settlement	420,440	---
Inventories	221,816	339,609
Prepaid expenses and other current and non-current assets	(61,201)	(4,692)
Prepaid taxes	3,602	78,613
Accounts payable	11,109	(274,130)
Accrued expenses and taxes payable	458,061	434,789
Net cash provided by operating activities	3,614,283	2,787,745

Cash flows from investing activities:
Acquisition of property, plant and equipment	(90,246)	(70,634)
Proceeds from sale of assets	---	2,750
Proceeds from sale of marketable securities	1,719,983	1,615,600
Purchases of marketable securities	(2,728,522)	(1,659,817)

Net cash used in investing activities	(1,098,785)	(112,101)

Cash flows from financing activities:
Dividends paid	(2,160,326)	(1,930,504)

Net cash used in financing activities	(2,160,326)	(1,930,504)

Net increase in cash and cash equivalents	355,172	745,140
Cash and cash equivalents at beginning of period	1,748,382	1,090,974
Cash and cash equivalents at end of period	$2,103,554	$1,836,114

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2013 (also referred to as the "second quarter of 2013" and the "first half of 2013", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2013. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

3.	Stock-Based Compensation

The Company maintains a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statement.  As of June 30, 2013, the Company had no share-based awards outstanding and exercisable and did not grant any options during the second quarter of 2013 or for the first half of 2013.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

June 30, 2013	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
Corporate bonds (matures within 1 year)	$203,920	$201,903	$(2,017)
Fixed income mutual funds	8,014,670	8,049,006	34,336
Equity and other mutual funds	273,416	328,812	55,396
	$8,492,006	$8,579,721	$87,715

December 31, 2012	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
Corporate bonds (maturities of 1-5 years)	$203,920	$203,357	$(563)
Fixed income mutual funds	6,991,181	7,242,998	251,817
Equity and other mutual funds	274,926	297,591	22,665
	$7,470,027	$7,743,946	$273,919

Proceeds from the sale and redemption of marketable securities amounted to $1,719,983 for the first half of 2013, which included realized gains of $13,439. Proceeds from the sale and redemption of marketable securities amounted to $1,615,600 for the first half of 2012, which included realized losses of $30,975.

Investment income consisted principally of interest income from bonds and money market funds and dividend income from bond funds and mutual funds.

Marketable securities include investments in equity and fixed income mutual funds, government securities and corporate bonds which are classified as “available-for-sale” securities and are reported at their fair values. Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and loses on sales of investments are determined on a specific identification basis.

6.	Inventories

	June 30, 2013	December 31, 2012
Inventories consist of the following:
Raw materials and work in process	$519,478	$481,544
Finished products	501,456	761,206
	$1,020,934	$1,242,750

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at June 30, 2013 and December 31, 2012 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,305,474 and $1,016,745 for the first half of 2013 and 2012, respectively.  No payments were made for interest during these periods.

The Company paid $2,160,326 ($0.47 per share) and $1,930,504 ($0.42 per share) in dividends for the first half of 2013 and 2012, respectively.

Research and development expenses amounted to $298,923 and $290,390 for the first half of 2013 and 2012, respectively, and $150,624 and $144,048 for the second quarters of 2013 and 2012, respectively. These costs are included in operating expenses.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2013 and December 31, 2012, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by the State of New York for years 2009 through 2012.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	June 30, 2013	June 30, 2012

Beginning balance – net of tax	$178,979	$34,612
Unrealized (loss)/gain on marketable securities before reclassifications - net of tax	(134,619)	138,480
Realized gain/(loss) on sale of securities reclassified from accumulated other comprehensive income	13,439	(30,975)
Ending balance - net of tax	$57,799	$142,117

10.	Income from Damage Settlement

In May 2012 the Company's supplier of RENACIDIN® IRRIGATION (“RENACIDIN”) curtailed production due to manufacturing issues. As a result of that curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, and an additional $97,610 a month beginning January 1, 2013 for each month that the curtailment continues. The payments are to continue until either the supply contract ends in January 2014 or until production resumes, whichever occurs first. The income from the damage settlement in the second quarter of 2013 was $292,830, and for the first half of 2013 was $585,660.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. For the three and six months ended June 30, 2013 and 2012, the Company had accrued for contributions of $43,750 and $87,500, respectively, to the DC Plan.  For the first half of 2013 and 2012, the Company did not make any discretionary contributions to the DC Plan.

12.	Related-Party Transactions

During the first half of 2013 and 2012, the Company paid to Bonamassa, Maietta and Cartelli, LLP $2,000 and $6,000 in each period, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Capital Expenditure Commitment

As part of the Company’s ongoing project to change to a new contract manufacturer for RENACIDIN, and to change the packaging of RENACIDIN from glass to plastic, the Company has contracted for the development and production of a mold and other related production equipment that will enable the Company’s new supplier to produce the new plastic bottles. The equipment will be owned by the Company, and can be used at other manufacturing facilities if necessary. The cost of manufacturing the mold and related equipment is estimated to be approximately $167,000, of which the Company has already paid $57,490, which covers the work performed by the manufacturer of the mold as of June 30, 2013. The balance is expected to be paid by the end of the third quarter of 2013, when the remainder of the work on the mold is expected to be completed.

14.	Other Information

Accrued Expenses
	June 30, 2013	December 31, 2012

Accrued bonuses	$509,615	$229,000
Accrued 401K plan contributions	87,500	---
Accrued distribution fees	174,476	196,617
Payroll and related expenses	162,193	72,306
Accrued annual report	33,589	66,000
Accrued audit fee	43,769	68,467
Other	25,718	43,733
	$1,036,860	$676,123

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") purchases the largest volume of products from the Company.  Approximately one-half of the Company's products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States. The Company's non-pharmaceutical medical products (referred to hereinafter as "medical products"), such as its catheter lubricants, as well as its specialty industrial products, are sold directly by the Company to the end users or to contract manufacturers utilized by the end users, although they are available for sale on a non-exclusive basis by its marketing partners, as well.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2012, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2012, and a comparison of the results of operations for the second quarter of 2013 and 2012, and the first half of 2013 and 2012. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 2013 decreased by $106,529 (2.9%) compared with the comparable period in 2012. Net sales for the first half of 2013 decreased by $43,060 (0.6%) as compared with the corresponding period in 2012. The changes in net sales for the second quarter of 2013 and the first half of 2013 were attributable to changes in sales of the following product lines:

(a)
Personal care products: For the second quarter of 2013 the Company’s sales of personal care products increased by $231,363 (9.5%) when compared with the second quarter of 2012, and for the first half of 2013 the Company’s sales of personal care products increased by $599,127 (11.9%) when compared with the comparable period in 2012. The increase in sales in the second quarter of 2013 and for the first six months of 2013 were primarily due to an increase in sales of the Company's extensive line of personal care products to ASI, the Company's largest marketing partner. Sales to ASI increased by $225,908 (11.6%) and $531,703 (12.7%) for the three- and six-month periods, respectively, ended June 30, 2013, compared with the corresponding periods in 2012. Other factors contributing to the increase in sales were (a) customer replenishment of products with low inventory levels, and (b) the timing of orders.

(b)
Pharmaceuticals: For the second quarter of 2013 the Company's sales of pharmaceutical products decreased by $431,043 (79.7%) when compared with the second quarter of 2012, and for the first half of 2013 the Company's sales of pharmaceutical products decreased  by $1,001,741 (82.1%) when compared with the comparable period of 2012. The decrease was due to there being no sales of RENACIDIN in the first half of 2013 when compared with the same period in 2012. The inability of the Company to replenish its RENACIDIN inventory was the result of production issues experienced by the Company's sole supplier for that product. The Company's RENACIDIN inventory was completely depleted on August 1, 2012, and there have been no RENACIDIN sales since that time.  The Company's supplier is paying the Company $97,610 for each month that the product is not available, which the Company believes covers most of its lost profits each month.  This will continue until either production resumes or the contract with the supplier ends on January 20, 2014, whichever comes first.

The Company is currently working with a new supplier that will manufacture the product in a new single-dose unit. The Company is hopeful that the U.S. Food and Drug Administration will approve the new supplier by the end of 2014. Until then, the Company is continuing to work closely with the current supplier to resume production as soon as possible. The current timetable calls for production to resume in September 2013. If that takes place, the Company would be able to resume RENACIDIN sales in October 2013. The Company intends to bring in sufficient inventory to last until the new supplier is approved and begins supplying the new single-dose unit.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $102,290 (13.7%) for the second quarter of 2013, and increased by $313,306 (22.3%) for the first half of 2013 compared with the comparable periods in 2012. These changes were primarily attributable to the ordering patterns of the Company's customers for these products.

(d)
Industrial and other products:  Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $35,705 (52.6%) and $14,450 (16.1%) for the three and six months, respectively, ended June 30, 2013, when compared with the corresponding periods ended June 30, 2012.

In addition to the above changes in sales, net sales allowances decreased by $26,566 and $60,698 for the three and six months, respectively, ended June 30, 2013, when compared with the corresponding periods in 2012. The decreases were primarily due to a decrease in chargebacks paid to the U.S. Department of Veterans Affairs, a reduction in pharmaceutical sales rebates to state Medicaid agencies, and lower distribution fees due to the lack of RENACIDIN sales.

Cost of Sales

For the second quarter of 2013, cost of sales as a percentage of sales decreased to 37.6%, down from 39.2% in the second quarter of 2012. Cost of sales as a percentage of sales decreased to 36.6% for the first half of 2013, down from 39.4% for the comparable period in 2012. The decreases were primarily the result of the change in the company's product mix due to the absence of RENACIDIN sales in 2013, and a proportionate increase in sales of the Company's higher-margin LUBRAJEL products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses increased by $87,637 (16.0%) for the second quarter of 2013 compared with the comparable quarter in 2012, and increased by $46,342 (4.0%) for the first half of 2013 compared with the first half of 2012. The increases in operating expenses for the second quarter and first half of 2013 were primarily attributable to increases in payroll and payroll related expenses and automobile expenses.

Other Income

Other income increased by $315,998 for the second quarter of 2013 compared with the comparable quarter of 2012, and increased by $590,669 for the first half of 2013 compared with the first half of 2012. The increases for the second quarter and first half of 2013 were mainly attributable to the $292,830 and $585,660, respectively, that were paid to the Company by its RENACIDIN supplier in connection with the supplier's curtailment of RENACIDIN production (see "Pharmaceuticals" above). The Company entered into an agreement with its RENACIDIN supplier whereby the supplier agreed to pay the Company $97,610 per month until either production resumes or the supply agreement ends on January 20, 2014, whichever comes first.  Production is not expected to resume until the end of the third quarter of 2013.  For more information see the Company's Annual report on Form 10-K for 2012.

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds. In addition to Other Income increasing in the second quarter of 2013 as a result of the RENACIDIN settlement, the Company's investment income for the second quarter of 2013 also increased by $23,168 (55.5%) compared with the comparable quarter of 2012. The increase was mainly attributable to capital gains recognized on the sale of mutual funds. For the first half of 2013 investment income increased by $7,759 (7.0%) as compared with the first half of 2012.

Provision for Income Taxes

The provision for income taxes increased by $74,200 (13.0%) and $246,300 (21.2%) for the three and six months, respectively, ended June 30, 2013, when compared with the comparable periods in 2012. The increase for the second quarter of 2013 was mainly due to an increase in income before taxes of $223,656 (12.7%). The increase for the first half of 2013 was attributable to an increase in income before taxes of $731,775 (20.4%).

The Company's effective income tax rate remained approximately 33.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $11,795,895 at December 31, 2012  to $12,359,730 at June 30, 2013, an increase of $563,835. The increase was primarily due to an increase in accounts receivable, marketable securities, and cash. The current ratio decreased from 15.25 to 1 at December 31, 2012 to 10.53 to 1 at June 30, 2013. The decrease in the current ratio was primarily due to the effect of an increase in accrued expenses.

During the first half of 2013 the average period of time that an account receivable was outstanding was approximately 29 days. The average period of time that an account receivable was outstanding during the first half of 2012 was approximately 44 days. This reduction in the average time that a receivable was outstanding was due to (a) the company’s largest marketing partner paying its invoices in a more timely fashion, and (b) a decrease in receivables related to RENACIDIN, which historically were outstanding longer than receivables for the Company’s other product lines.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The only significant capital expenditures the Company anticipates it will incur for the remainder of 2013 is in connection with the change in the Company’s contract manufacturer for RENACIDIN. The Company has in place a commitment to spend approximately $167,000 for a mold and related production equipment needed to produce the product in a new plastic bottle (see Note 13 above). It also estimates that consulting and other costs related to preparing a new submission to the FDA to obtain approval of its new bottle and supplier will involve the payment of at least an additional $150,000. This does not include the costs involved in manufacturing three production batches that will probably be required as part of the FDA approval process but which the Company anticipates can later be sold. Please see the Company’s filing on Form 10-K for FY-2012 for further details on RENACIDIN.

The Company generated cash from operations of $3,614,283 and $2,787,745 for the first half of 2013 and 2012, respectively. The increase was primarily due to an increase in net income, as well as the receipt of settlement income that was earned in the prior year.

Cash used in investing activities for the first half of 2013 and 2012 was $1,098,785 and $112,101, respectively. This increase was primarily due to an increase in the purchases of  marketable securities in the first six months of 2013 compared with the comparable period in 2012.

Cash used in financing activities was $2,160,326 and $1,930,504 for the first half of 2013 and 2012, respectively. This increase was mainly due to an increase in dividends paid per share  from $0.42 per share in 2012 to $0.47 per share in 2013.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of other opportunities that are in the best interest of the Company and its shareholders, should they arise.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 4 to the Condensed Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the financial statements.

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
Date: August 7, 2013