Form 10-Q
period 2013-09-30
UNITED GUARDIAN INC
filed 2013-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2013

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

4,596,439 shares of common stock, par value $.10 per share
 (as of November 1, 2013)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.
INDEX TO FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Net sales	$3,404,227	$3,527,387	$10,984,959	$11,151,179

Costs and expenses:
Cost of sales	1,211,678	1,334,491	3,986,129	4,339,450
Operating expenses	654,027	598,100	1,851,486	1,749,217
Total costs and expenses	1,865,705	1,932,591	5,837,615	6,088,667

Income from operations	1,538,522	1,594,796	5,147,344	5,062,512

Other income:
Investment income	47,739	51,065	166,846	162,413
Gain on sale of assets	---	---	---	2,750
Income from damage settlement	292,830	---	878,490	---
Total other income	340,569	51,065	1,045,336	165,163

Income before income taxes	1,879,091	1,645,861	6,192,680	5,227,675

Provision for income taxes	602,300	529,700	2,008,700	1,689,800

Net Income	$1,276,791	$1,116,161	$4,183,980	$3,537,875

Earnings per common share (Basic and Diluted)	$0.28	$0.24	$0.91	$0.77

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Net income	$1,276,791	$1,116,161	$4,183,980	$3,537,875

Other comprehensive income:
Unrealized gain (loss) on marketable securities	70,568	150,846	(115,637)	315,379

Income tax (expense) benefit related to other comprehensive income	(25,008)	(52,429)	40,016	(109,457)
Other comprehensive income (loss), net of tax	45,560	98,417	(75,621)	205,922
Comprehensive income	$1,322,351	$1,214,578	$4,108,359	$3,743,797

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2013	DECEMBER 31, 2012
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,935,750	$1,748,382
Marketable securities	8,698,103	7,743,946
Accounts receivable, net of allowance for doubtful accounts of $29,000 at September 30, 2013 and December 31, 2012	2,376,054	1,017,627
Receivable in connection with damage settlement	97,610	518,050
Inventories (net)	1,121,591	1,242,750
Prepaid expenses and other current assets	99,784	132,458
Prepaid income taxes	---	3,602
Deferred income taxes	216,588	216,588
Total current assets	14,545,480	12,623,403

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,056,719	3,842,927
Building and improvements	2,747,263	2,725,993
Waste disposal plant	133,532	133,532
Total property, plant and equipment	7,006,514	6,771,452
Less: Accumulated depreciation	5,676,501	5,535,589
Total property, plant and equipment, net	1,330,013	1,235,863

Other assets	4,438	---

TOTAL ASSETS	$15,879,931	$13,859,266

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30, 2013	DECEMBER 31, 2012
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$136,095	$151,385
Accrued expenses	704,436	676,123
Income taxes payable	99,624	---
Total current liabilities	940,155	827,508

Deferred income taxes	153,724	193,740

Commitment (Note 13)

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively.	459,644	459,644
Accumulated other comprehensive income	103,358	178,979
Retained earnings	14,223,050	12,199,395
Total stockholders’ equity	14,786,052	12,838,018

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,879,931	$13,859,266

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2013	2012
Cash flows from operating activities:
Net income	$4,183,980	$3,537,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140,911	181,916
Realized (gain) loss on sale of marketable securities	(13,439)	39,214
Realized (gain) on sale of assets	---	(2,750)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(1,358,427)	170,899
Receivable from damage settlement	420,440	---
Inventories	121,159	343,184
Prepaid expenses and other current and non-current assets	28,237	59,395
Prepaid taxes	3,602	78,613
Accounts payable	(15,290)	(236,926)
Accrued expenses and taxes payable	127,937	96,623
Net cash provided by operating activities	3,639,110	4,268,043

Cash flows from investing activities:
Acquisition of property, plant and equipment	(235,062)	(121,992)
Proceeds from sale of assets	---	2,750
Proceeds from sale of marketable securities	1,719,983	1,716,244
Purchases of marketable securities	(2,776,337)	(3,329,913)
Net cash used in investing activities	(1,291,416)	(1,732,911)

Cash flows from financing activities:
Dividends paid	(2,160,326)	(1,930,504)
Net cash used in financing activities	(2,160,326)	(1,930,504)

Net increase in cash and cash equivalents	187,368	604,628
Cash and cash equivalents at beginning of period	1,748,382	1,090,974
Cash and cash equivalents at end of period	$1,935,750	$1,695,602

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2013. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2012.

3.	Stock-Based Compensation

The Company maintains a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statement. As of September 30, 2013, the Company had no share-based awards outstanding and exercisable and did not grant any options during the third quarter of 2013 or for the nine months of 2013.

4.	Recent Accounting Pronouncements

In February 2013, FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This update requires the Company to report amounts being reclassified out of accumulated other comprehensive income by component. It also requires the Company to report either on the face of the financial statements or in the notes any significant amounts reclassified out of accumulated other comprehensive income, by the respective line items of net income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For those amounts not required to be reclassified directly to net income in their entirety, the Company is required to cross-reference other disclosures that provide further details about the amounts. The amendments are effective for reporting periods beginning after December 15, 2012. The Company adopted this amendment effective January 1, 2013. The adoption of this amendment did not have a material impact on the Company’s results of operations.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

September 30, 2013	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
Corporate bonds (matures within 1 year)	$203,920	$201,181	$(2,739)
Fixed income mutual funds	8,060,793	8,152,409	91,616
Equity and other mutual funds	275,108	344,513	69,405
	$8,539,821	$8,698,103	$158,282

December 31, 2012

Available for Sale:
Corporate bonds (maturities of 1-5 years)	$203,920	$203,357	$(563)
Fixed income mutual funds	6,991,181	7,242,998	251,817
Equity and other mutual funds	274,926	297,591	22,665
	$7,470,027	$7,743,946	$273,919

Proceeds from the sale and redemption of marketable securities amounted to $1,719,983 for the nine months ended September 30, 2013, which included realized gains of $13,439. Proceeds from the sale and redemption of marketable securities amounted to $1,716,244 for nine months ended September 30, 2012, which included realized losses of $39,214.

Investment income consisted principally of interest income from bonds and money market funds and dividend income from bond funds and mutual funds.

Marketable securities include investments in equity and fixed income mutual funds, government   securities and corporate bonds which are classified as “available-for-sale” securities and are reported at their fair values.  Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on the sales of investments are determined on a specific identification basis.

6.	Inventories

	September 30, 2013	December 31, 2012
Inventories consist of the following:
Raw materials and work in process	$482,427	$481,544
Finished products	639,164	761,206
	$1,121,591	$1,242,750

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at September 30, 2013 and December 31, 2012 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,905,474 and $1,524,245 for the nine months ended September 30, 2013 and September 30, 2012, respectively. No payments were made for interest during these periods.

The Company paid $2,160,326 ($0.47 per share) and $1,930,504 ($0.42 per share) in dividends for the nine months ended September 30, 2013 and September 30, 2012, respectively.

Research and development expenses amounted to $558,458 and $536,509 for the nine-month period ended September 30, 2013 and September 30, 2012, respectively, and $259,535 and $246,119 for the three-month period ended September 30, 2013 and September 30, 2012, respectively.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2010 through 2012.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	September 30, 2013	September 30, 2012
Beginning balance	$178,979	$34,612
Unrealized (loss)/gain on marketable securities before reclassifications - net of tax	(89,060)	245,136
Realized gain/(loss) on sale of securities reclassified from accumulated other comprehensive income	13,439	(39,214)
Ending balance - net of tax	$103,358	$240,534

10.	Income from Damage Settlement

In May 2012 the Company's supplier of RENACIDIN® IRRIGATION (“RENACIDIN”) curtailed production due to manufacturing issues. As a result of that curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, and an additional $97,610 per month beginning January 1, 2013 for each month that the curtailment continued.  The payments were to continue until either the supply contract ended in January 2014 or product delivery resumed, whichever occurred first. In addition, the supplier agreed to pay the Company $48,805 for the first two months following the resumption of shipments, and $24,402 for the third month following the resumption of shipments (the “ramp-up payments”), while the Company ramped up sales after deliveries resumed. Because deliveries resumed on October 30, 2013, the regular monthly compensation accrual of $97,610 ceased as of that date, and the ramp-up payments began to accrue on November 1st. The income from the damage settlement for the third quarter of 2013 amounted to $292,830 and for the nine months of 2013 amounted to $878,490.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary contribution to each employee’s 401(k) account based on a pay-to-pay formula that qualifies the DC Plan as a safe harbor under IRS regulations. In each of the three-month periods ended September 30, 2013 and 2012 the Company accrued contributions of $43,750 to the DC Plan, and it accrued a total of $131,250 towards the DC Plan in each of the nine-month periods ended September 30, 2013 and 2012. The Company did not make any discretionary contributions to the DC Plan in the three- and nine-month periods ended September 30, 2013 and 2012.

12.	Related-Party Transactions

During the nine-month periods ended September 30, 2013 and September 30, 2012, the Company paid to Bonamassa, Maietta and Cartelli, LLP $8,500 and $8,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Capital Expenditure Commitment

As  part  of  the  Company’s  ongoing  project  to  change  to  a  new  contract  manufacturer  for RENACIDIN, and to change the packaging of RENACIDIN from glass to plastic, the Company contracted  for  the  development  and  production  of  a  mold  and  other  related  production equipment that will enable the Company’s new supplier to produce RENACIDIN in new single-dose bottles. The equipment will be owned by the Company, and can be used at other manufacturing facilities if necessary. The  cost  of  manufacturing  the  mold  and  related  equipment  is  estimated  to  be approximately  $167,000,  of  which  the  Company  has  already  paid  $163,970.  The balance is expected to be paid by the end of the fourth quarter of 2013.

14.	Other Information

Accrued Expenses

	September 30, 2013	December 31, 2012

Accrued bonuses	$125,000	$229,000
Accrued 401K plan contributions	131,250	---
Accrued distribution fees	177,229	196,617
Payroll and related expenses	129,101	72,306
Accrued annual report	49,549	66,000
Accrued audit fee	58,519	68,467
Other	33,788	43,733
	$704,436	$676,123

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2012, and a comparison of the results of operations for the three and nine months ended September 30, 2013 and September 30, 2012. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 2013 decreased by $123,160 (3.5%) compared with the comparable period in 2012. Net sales for the first nine months of 2013 decreased by $166,220 (1.5%) as compared with the corresponding period in 2012. The changes in net sales for the three and nine months ended September 30, 2013 were attributable to changes in sales of the following product lines:

(a)
Personal care products: For the third quarter of 2013 the Company’s sales of personal care products increased by $103,755 (4.3%) when compared with the third quarter of 2012. For the nine-month period ended September 30, 2013 the Company’s sales of personal care products increased by $702,882 (9.4%) when compared with the comparable period in 2012. The increases in sales for the third quarter of 2013 and the first nine months of 2013 were primarily due to an increase in sales of the Company’s extensive line of personal care products to ASI, the Company’s largest marketing partner. Sales to ASI increased by $261,446 (13.9%) and $787,220 (13.0%) for the three- and nine-month periods, respectively, ended September 30, 2013, compared with the corresponding periods in 2012.

(b)
Pharmaceuticals: For the third quarter of 2013 the Company’s sales of pharmaceutical products decreased by $49,346 (27.9%) when compared with the third quarter of 2012. For the nine-month period ended September 30, 2013 the Company’s sales of pharmaceutical products decreased by $1,051,087 (75.2%) when compared with the comparable period of 2012. The decreases in pharmaceutical sales for both the third quarter and the first nine months of 2013 were attributable to decreased sales of RENACIDIN. These decreases were the result of RENACIDIN not being available for sale at all during 2013, whereas in 2012 it was available for sale for the first seven months of the year. The lack of RENACIDIN inventory in 2013 was caused by a production curtailment that took place at the manufacturing facility of the Company’s RENACIDIN supplier. This supplier has been paying the Company $97,610 for each month that the product is not available, which the Company believes covers most of its lost profits each month. These payments were to continue until either deliveries resumed or the contract with the supplier ended on January 20, 2014, whichever came first. In addition, the supplier agreed to pay the Company $48,805 for the first two months following the resumption of shipments, and $24,402 for the third month following the resumption of shipments (the “ramp-up payments”), while the Company ramped up sales after deliveries resumed. The supplier resumed shipments of RENACIDIN on October 30th. As a result, the regular monthly compensation accrual of $97,610 ceased as of that date, and the ramp-up payments began to accrue on November 1st.

The Company is also working with a new supplier that will manufacture the product in a smaller single-dose plastic bottle. The Company’s current timetable is to have its application to sell that new form of the product filed with the U.S. Food and Drug Administration in the first quarter of 2014, with the hope of having an approval to sell the product by the end of the third quarter of 2014. Until then, the Company plans to resume sales of the current form of the product, and its current supplier has agreed to extend production beyond the January 2014 contract termination date, which the Company believes will enable it to bring in sufficient inventory to last until the Company’s new supplier is approved and the Company can begin to sell the new single-dose unit.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products decreased by $184,801 (20.4%) for the third quarter of 2013, and increased by $128,505 (5.6%) for the nine-month period ended September 30, 2013 compared with the comparable periods in 2012. These changes were primarily attributable to the ordering patterns of the Company's customers for these products.

(d)
Industrial and other products:  Sales of the Company's industrial products were essentially the same in the third quarters of 2013 and 2012, and decreased by $14,830 (11.3%) for the nine months ended September 30, 2013, when compared with the comparable period in 2012.

In addition to the above changes in sales, net sales allowances decreased by $7,612 and $68,310 for the three and nine months, respectively, ended September 30, 2013, when compared with the corresponding periods in 2012. The decreases were primarily due to: (a) a decrease in chargebacks paid to the U.S. Department of Veterans Affairs; (b) a reduction in pharmaceutical sales rebates to state Medicaid agencies, the Department of Defense, and  Medicare; and (c) lower distribution fees to wholesalers due to the lack of RENACIDIN sales.

Cost of Sales

For the third quarter of 2013, cost of sales as a percentage of sales decreased to 35.6%, down from 37.8% in the third quarter of 2012. Cost of sales as a percentage of sales decreased to 36.3% for the nine-months ended September 30, 2013, down from 38.9% for the comparable period in 2012. The decreases were primarily the result of the change in the company’s product mix due to the absence of RENACIDIN sales in 2013, and a proportionate increase in sales of the Company’s higher-margin LUBRAJEL products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses increased by $55,927 (9.4%) for the third quarter of 2013 compared with the comparable quarter in 2012, and increased by $102,269 (5.8%) for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. The increases for the third quarter and the nine months of 2013 were primarily attributable to increases in payroll and payroll related expenses as well as increases in professional fees and automobile expenses.

Other Income

Other income increased by $289,504 for the third quarter of 2013 compared with the third quarter of 2012, and increased by $880,173 for the nine-month period of 2013 compared with the nine-month period of 2012. The increases for the third quarter and nine months of 2013 were mainly attributable to the $292,830 and the $878,490, respectively, that were paid to the Company by its RENACIDIN supplier in connection with the supplier’s curtailment of RENACIDIN production (see “Pharmaceuticals” above). For more information on the RENACIDIN production curtailment and the associated compensation payments please see the Company’s Annual report on Form 10-K for 2012.

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds. In addition to Other Income increasing in the third quarter of 2013 as a result of the RENACIDIN settlement, the Company’s investment income for the third quarter of 2013 decreased by $3,326 (6.5%) compared with the comparable quarter of 2012.  For the nine-month period of 2013 investment income increased by $4,433 (2.7%) as compared with the nine-month period of 2012.

Provision for Income Taxes

The provision for income taxes increased by $72,600 (13.7%) and $318,900 (18.9%) for the three and nine months, respectively, ended September 30, 2013, when compared with the comparable periods in 2012. The increase for the third quarter and the nine months of 2013 was  due primarily to an increase in income before taxes.

The Company's effective income tax rate remained approximately 32.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $11,795,895 at December 31, 2012 to $13,605,325 at September 30, 2013, an increase of $1,809,430. The increase was primarily due to an increase in accounts receivable, marketable securities, and cash.  The current ratio increased from 15.25 to 1 at December 31, 2012 to 15.47 to 1 at September 30, 2013.  The increase in the current ratio was primarily due to the effect of an increase in accounts receivable.

During the nine-month period ended September 30, 2013 the average period of time that an account receivable was outstanding was approximately 42 days. The average period of time that an account receivable was outstanding during the nine-month period ended September 30, 2012 was 39 days. The increase for 2013 was the result of a larger volume of orders placed in the month of September.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2013.

The Company generated cash from operations of $3,639,110 and $4,268,043 for the nine months ended September 30, 2013 and September 30, 2012, respectively. The decrease was primarily due to increases in accounts receivable.

Cash used in investing activities for the nine-month period ended September 30, 2013 and September 30, 2012 was $1,291,416, and $1,732,911, respectively. This decrease was primarily due to a decrease in the purchases of marketable securities in the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012.

Cash used in financing activities was $2,160,326 and $1,930,504 for the nine months ended September 30, 2013 and September 30, 2012, respectively.  This increase was mainly due to an increase in the dividend paid, from $0.42 per share in 2012 to $0.47 per share in 2013.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

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
Date: November 7, 2013