Form 10-K
period 2013-12-31
UNITED GUARDIAN INC
filed 2014-03-24
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 1O-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes  [   ]       No  [X]

As of June 30, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate  market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $63,699,836.  (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2014, the Registrant had issued and outstanding 4,596,439 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

     Certain  information  required by Part III  (portions of Item 10, as well as Items  11,  12,  and  13) is  incorporated  by  reference to the Registrant's definitive  proxy statement for the 2014 annual meeting of  stockholders  ("2014 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed  with the Securities and  Exchange Commission no later than 120 days after Registrant's fiscal year end.

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

The Company has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL™ line of cosmetic ingredients and medical lubricants, which accounted for approximately 91% of the Company's sales in 2013, and its RENACIDIN™ IRRIGATION ("RENACIDIN"), a pharmaceutical product that accounted for approximately 3% of the Company's sales in 2013.

UNITED-GUARDIAN, INC.

 (b)  Narrative Description of Business

The Company manufactures and markets cosmetic ingredients, personal and health care products, medical lubricants, pharmaceuticals, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products. The Company endeavors to develop products that fill unmet needs in the marketplace, have unique properties, and use proprietary technology that it sometimes protects with patents. Many of the Company's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by the Company, including the cosmetic ingredients, are marketed to end users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major global cosmetic and personal care products companies. The Company sells product outright to its marketing partners, Free On Board (“FOB”) the Company’s plant in Hauppauge, New York, and those marketing partners in turn resell those products to their customers, who are typically the end users of the products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable except at the discretion of the Company.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: personal care products (including cosmetic ingredients), pharmaceuticals, medical products, and industrial products. Each product category is marketed differently.

The Company’s personal care products, including cosmetic ingredients, are marketed globally by six marketing partners, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. The products are sold directly to those marketing partners, which in turn resell those products to their customers for use in the manufacture or compounding of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”) and the specialty industrial products are sold directly by the Company to the end users or to contract manufacturers utilized by the end users. The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end users primarily through major drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as comparable regulatory agencies in some foreign countries.

    PRODUCTS

The Company operates in one business segment, and its product lines are separated into four distinct product categories:

PERSONAL CARE

LUBRAJELTM  is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products. In the personal care industry, they are used primarily as moisturizers and bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. The largest selling product in the LUBRAJEL line in 2013 was LUBRAJEL CG, followed in sales by LUBRAJEL OIL. Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name), in descending order of sales, are MS, DV, PF (including Norgel (see LUBRAJEL PF below)), NP, II XD, WA, and TW. In addition, many of these products are available in comparable formulations that do not contain parabens as the preservative, and instead use a different preservative system that is preferred by some customers. Those equivalent products are differentiated by adding the word “Free” after the name (for example, LUBRAJEL MS Free, DV Free, etc.), indicating that those formulations do not contain parabens.

UNITED-GUARDIAN, INC.

LUBRAJEL PF is different from the other products in the LUBRAJEL line in that it is a completely preservative-free form of LUBRAJEL. It is marketed under the LUBRAJEL PF tradename in all geographic markets other than France, where it is marketed under the tradename “Norgel” by Societe D'Etudes Dermatologiques ("Sederma"), a subsidiary of Croda International Plc (“Croda”). Sederma is the Company's exclusive marketing partner and distributor of the Company’s cosmetic ingredients in France and, along with its parent company, Croda, is a major supplier of specialty cosmetic ingredients to the personal care products industry. Tests have shown that this product self-preserves, and that it aids in the preservation of other cosmetic ingredients with which it is formulated.

LUBRAJEL NATURAL is a new, natural form of LUBRAJEL for cosmetic use. It is based on natural polysaccharides, which contribute moisturization, emulsion stabilization, and emolliency to personal care creams and lotions. LUBRAJEL NATURAL is certified as natural by Ecocert, a leading industry certification organization for natural and organic products. The Company believes that there is a growing demand, especially in personal care products, for natural products. There are expected to be at least two additional formulations of these natural, water-based gels, which will all be marketed under the LUBRAJEL tradename.  The Company hopes to begin to see sales of this product in the near future.

Each of the following products accounted for less than 2% of the Company’s sales in 2013:

LUBRASIL™ is a special form of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by micro emulsification, thereby maintaining clarity similar to the other LUBRAJEL products. The product has a silky feel, and is water resistant while moisturizing the skin. The newest products in the LUBRASIL line are the LUBRASIL II products, which currently consist of LUBRASIL II DM and LUBRASIL II SB. Both products contain substantially higher levels of silicone than the original LUBRASIL products, and are intended to be additions to the line, not replacements for the original LUBRASIL.

LUBRAJEL II XD is a version of LUBRAJEL that was developed to be a direct replacement for one of the competitive products to LUBRAJEL.

KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. KLENSOFT sales have been variable due to the ordering patterns of the customers for the product. As a result, in 2013 sales of KLENSOFT decreased over 2012. The Company expects the variability in sales of this product to continue.

UNITWIX™ is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product. In 2011 the Company developed a new formula for UNITWIX that it now markets under the name UNITWIX II.  It was developed as a result of the recent escalation in the cost of UNITWIX and the difficulty in obtaining some of the key raw materials used in the manufacturing of the product, and was intended to be a direct replacement for the original UNITWIX. The new formula is less expensive to manufacture, and therefore can be marketed at a much lower price. Some of the Company's smaller customers for this product have already switched to the new formula, but the Company’s primary customer for UNITWIX has not yet reformulated. The Company is hopeful that this lower-cost formulation will bring in new customers for which the original product was not cost effective. However, even with the new formulation there are still issues regarding cost and availability of the raw materials needed to manufacture this product.

UNITED-GUARDIAN, INC.

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

HYDRAJEL™ PL is a personal lubricant originally developed specifically for the feminine personal care market. Sales of this product decreased significantly in 2013 due to the ordering patterns of the primary customer for this product.

The Company believes that its ability to increase sales of its cosmetic and other personal care products will depend on (a) the ability and determination of its marketing partners, especially its largest marketing partner, ASI, to continue to aggressively promote the Company’s products, particularly to new customers; (b) the Company's success in developing new forms of LUBRAJEL that expand its uses to new applications; and (c) the ability of the Company to continue to develop additional new products to expand its line of personal care products. The Company is continuing to develop new varieties of LUBRAJEL to extend that line even further, and is working with its marketing partners to find new marketing opportunities, including products previously developed by the Company that are not being actively marketed at the present time, but for which there may be new marketing opportunities.

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

MEDICAL

LUBRAJEL RR and RC are both gels used primarily as lubricants for urinary catheters. Both are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. LUBRAJEL RR was the original radiation-resistant LUBRAJEL product. LUBRAJEL RC was developed specifically for one customer that packages the product in unit doses as a catheter lubricant for many manufacturers. Combined sales of these two products were approximately 11% of the Company’s sales in 2013. Sales of these two products in 2013 showed a net increase of 2.4% compared with sales of these two products in 2012. The net increase was the result of an increase of 7.7% in sales of LUBRAJEL RR, which was partially offset by a decrease of 4.0% in sales of LUBRAJEL RC. Sales of these products are subject to year-to-year variations based on the ordering patterns of the customers for both products.

UNITED-GUARDIAN, INC.

LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use, to be used in a line of mouth moisturizers that it markets. This line of mouth moisturizers was acquired by a major multinational pharmaceutical company in 2009. Sales of LUBRAJEL LC decreased 25.9% in 2013 compared with 2012. Sales of this product represented approximately 3% of the Company’s sales in 2013.

LUBRAJEL MG is the original form of LUBRAJEL, developed as a medical lubricant. It is used by many medical device manufacturers for lubricating urinary catheters, prelubricated enema tips, and other medical devices. Sales increased by 38.4% in 2013 compared with 2012, which the Company believes was the result of fluctuations in the buying patterns of customers for this product. Sales of this product represented 4.8% of the Company’s sales in 2013.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products. It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms. Sales have decreased in each of the past two years due to a lessening of the concerns about the use of silicone-based products.

LUBRAJEL BA is a new LUBRAJEL formulation that was specifically developed for ASI and is intended for oral care uses. ASI actively promoted this product during 2013, and the Company received its first orders for this product from ASI in February 2014.

LUBRAJEL TF is a medical lubricant specifically developed for a global medical products company.  Initial sales of this product began at the end of 2012, and the Company hopes that these sales will gradually increase over the coming years.

Sales of all of the medical grades of LUBRAJEL increased by 3.5% in 2013 compared with 2012, and accounted for approximately 19% of the Company’s sales in 2013 compared with approximately 21% in 2012. The Company believes that this was the result of fluctuations in the purchasing patterns of its customers.

PHARMACEUTICAL

RENACIDIN is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and the urinary bladder. It is marketed as a ready-to-use sterile solution. It currently has regulatory approval only in the United States. Prior to 2010, RENACIDIN typically accounted for 16-20% of the Company's annual sales. This product has been manufactured for the Company under a long-term contract with a major U.S. drug company. Since November 2010, that supplier has experienced production issues at the facility that manufactures RENACIDIN. Those production issues were unrelated to the RENACIDIN product itself, but nevertheless resulted in two production curtailments, the second of which occurred in May 2012.  Since the Company did not receive any shipments of RENACIDIN in 2012 (or for the first ten months of 2013), its inventory was fully depleted in August 2012, and there were no further RENACIDIN sales until production and sales resumed in late October 2013. As a result, RENACIDIN sales for 2013 were down by 57% when compared with 2012.

UNITED-GUARDIAN, INC.

To reimburse the Company for profits it lost as a result of the most recent production curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier paid the Company $518,050 for the profits it lost in 2012, and continued to pay the Company $97,610 per month for each month during 2013 that the product was not available. Once production resumed, the agreement provided that the Company was to be paid $48,805 for the first two months after the resumption of shipments, and a final payment of $24,402 for the third month. The total amount earned by the Company for this reimbursement in 2013 amounted to $1,070,561. As of December 31, 2013 $48,805 was still due to be paid to the Company pursuant to this settlement agreement. This final payment was received by the Company in February 2014.

The Company’s supply contract with its current RENACIDIN supplier was scheduled to expire in January 2014, but the Company and its supplier reached an agreement to extend the supply agreement into the first quarter of 2015. Separately, the Company has already located a replacement supplier, which will be supplying the product in a new 30 mL single-dose unit. Currently the product is available only in a 500 mL bottle, which is difficult for the patient or care-giver to use. The Company expects that this new single-dose unit will result in wider acceptance and use of the product, and has the potential to significantly increase RENACIDIN sales. The change to the new supplier will require a new submission to, and approval from, the U.S. Food and Drug Administration (“FDA”), and the Company is estimating that it will receive that approval sometime in the fourth quarter of 2014. Until then, the Company plans to continue sales of the current form of the product, and expects to bring in sufficient inventory to last until the new supplier is approved and the Company can begin to sell the new single-dose unit.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of CLORPACTIN are extremely consistent from year-to-year and represented 3% of the Company’s sales in 2013.

The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective, or (b) they are outdated (but not more than one year after their expiration date, a return policy that conforms to standard pharmaceutical industry practice).

INDUSTRIAL

DESELEX™ Liquid is a sequestering and chelating agent that is used primarily as a replacement for phosphates in the manufacture of detergents. It also has some use in personal care products as a chelating agent in shampoos and body washes.

POLYCOMPLEX™ M and Q are complexing agents capable of producing clear solutions of specific water-insoluble materials.

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

UNITED-GUARDIAN, INC.

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

                If the initial development work is successful and the estimated costs of further development are acceptable to the Company, further development work to bring the product to market will continue, including scaling up from laboratory production batches to pilot batches to full-scale production batches. In the case of drug products or medical devices, significant additional work would have to be done, including studies to determine safety and effectiveness, preparation of an Investigational New Drug application, and finally the filing of a New Drug Application. The Company does not currently have plans to develop any new drugs or medical devices.

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

LUBRAJEL MARINE:  This is the second product in the LUBRAJEL NATURAL line. It is based on marine polysaccharides, which are said to boost the body’s natural immune system and promote healthier looking skin. This product is intended to provide moisturization and emolliency to creams and lotions. As with the LUBRAJEL NATURAL, this product has already received Ecocert certification. The Company expects to have this product available for sampling in the second quarter of 2014.

LUBRAJEL OIL NATURAL:  This is intended to be the third product in the LUBRAJEL NATURAL line. It will be a new natural form of LUBRAJEL OIL that has similar lubricating properties to that of the Company’s regular LUBRAJEL OIL. The polymer network in this product is based on fermented vegetable feed stock.  Since development work on this product has not yet been completed, Ecocert certification has not yet been applied for; however, the Company believes that this product will be eligible for Ecocert certification, and plans to apply for it as soon as the formulation is finalized. We expect samples to be ready for preliminary evaluation in the third quarter of 2014.

CONDOM LUBRICANT: In February 2014, the Company signed a product development agreement with an Australian company that is interested in having the Company develop a new water-based condom lubricant into which the Australian company’s patented anti-viral agent can be incorporated. The Company will receive payment for the development work and, if successful, hopes to then supply the new lubricant to that company. The Company expects to begin work on this project in March 2014.

UNITED-GUARDIAN, INC.

PERSONAL LUBRICANT: The Company has had preliminary discussions with another major condom manufacturer interested in expanding its line of condoms with a new personal lubricant. Further discussions are expected to take place later in 2014.

It should be emphasized that some of the projects listed above are in the very early stages of research and development, and it is likely that one or more of those projects will not result in marketable products.

The Company expects its research and development costs for 2014 to be comparable to those of 2013, which were approximately $717,000, as compared with approximately $693,000 in 2012.  Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

                The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant trademarks are LUBRAJEL™ and RENACIDIN™. The Company is in the process of re-registering some of its expired trademarks.

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

UNITED-GUARDIAN, INC.

             There was one Company patent that expired over the past two fiscal years.  It was patent #5,405,622, for a radiation-resistant lubricating gel, which expired in December 2013.

    DOMESTIC SALES

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with International Specialty Products (“ISP”), the predecessor company of ASI. That agreement was amended and expanded in 2000, 2002, 2005, and 2010 (see "Marketing Agreements" below). ASI also has certain non-exclusive rights to sell some of the Company's other industrial and medical products. It was also granted the exclusive right to market a new oral care product, LUBRAJEL BA, which was specifically developed for it in 2012. The Company received its first order for that product in February 2014.

The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and accounted for approximately 6% of the Company's sales in 2013 and 11% in 2012. The Company's other products, such as its medical and specialty industrial products, are sold directly to manufacturers who incorporate these products in their finished products.

    FOREIGN SALES

            In 2013, approximately 70% of the Company’s sales were to customers in foreign countries, compared with approximately 66% in 2012. These foreign sales consisted primarily of sales of its cosmetic ingredients to customers in Canada, Europe and Asia. The Company currently has six distributors for its personal care products outside the United States, with ASI being the largest. The Company has a written marketing agreement only with ASI; all other marketing arrangements are subject to cancellation at any time by either the Company or the distributor. The marketing agreement with ASI gives it exclusive foreign marketing rights with the exception of the following territories, where the Company's other marketing partners have exclusive marketing rights: the United Kingdom (by The Azelis Group); France (by Sederma SAS, a subsidiary of Croda International Plc.); Italy (by Luigi & Felice Castelli S.R.L.); Switzerland (by Azelis Cosmetics GmbH.); and South Korea (by C&M International). The Company also has significant direct sales to a company in Ireland for one of the Company’s LUBRAJEL products for a medical use.

     MARKETING

                The Company markets its products through marketing partners and distributors, advertising in medical and trade journals, mailings to physicians and to the trade, and exhibitions at medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, the U.S. Department of Veterans Affairs, and other government agencies. The proprietary cosmetic ingredients and other personal care products are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care manufacturers for use in the manufacture or compounding of their products. The medical and specialty industrial products are sold by the Company directly to the end users. The industrial products are older products that have limited marketability but are still being sold to some long-time customers. They are not actively marketed but are available for sale to any new customers.

UNITED-GUARDIAN, INC.

    MARKETING AGREEMENTS

                In 1994, the Company entered into a marketing agreement with ISP, the predecessor of ASI, whereby it would market and distribute the Company's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactured and marketed globally (and continues to do so as ASI) an extensive line of personal care and pharmaceutical additives and various other industrial products. In 1996, the parties entered into another agreement, extending ISP’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. In December 2002, December 2005, and May 2010 the parties entered into letter agreements that further modified and extended the 2000 Agreement until December 31, 2011. The May 2010 agreement also provided for automatic two-year renewals after December 31, 2011 unless either party terminated the arrangement upon 60 days notice.  Since neither party provided notice to the other with respect to termination of the contract as of December 31, 2013, the agreement between the Company and ISP (now ASI) was automatically extended until December 31, 2015.

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

    RAW MATERIALS

                The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that together accounted for approximately 67% of the raw material purchases by the Company in 2013. The names of the suppliers and the specific raw materials are considered by the Company to be confidential and proprietary.

    INVENTORIES, RETURNS, and ALLOWANCES

                The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, sufficient inventory levels, returns and allowances have not been a significant factor in the Company's business. However, between November 2010 and May 2011, and again from May 2012 until October 31, 2013, the Company exhausted its inventory of RENACIDIN and was not able to fill all of its orders for RENACIDIN due to vendor supply problems (see Part I, Item 1(b) above).

    BACKLOG

The Company currently does not have any significant backlog of orders.

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

    COMPETITION

                The Company has many products or processes that are either proprietary or have some unique characteristics, and therefore the Company believes it has been able, and will continue to be able, to compete effectively with other pharmaceutical, personal care, specialty chemical, or health care companies as to products deemed competitive with those of the Company. The pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company expects competition to intensify as advances in the field are made and become widely known. There are other domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, some of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, specialty chemical, personal care and health care companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. However, the Company believes that the expense of testing and evaluating possible substitutes for the Company's products that are already in customers' formulations, as well as the expense to the customer in relabeling its products, is a significant barrier to displacing the Company's products in current customer formulations. These cost factors make it less likely that a customer would choose a competitive product, unless there was a significant cost savings in doing so. The Company believes that manufacturing, regulatory, distribution and marketing expertise will be increasingly important competitive factors in favor of the Company. In this regard, the Company believes that its marketing arrangements with its global marketing partners will be important in the commercialization of many of the products it is currently developing.

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

                Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2013 and 2012 the Company incurred $33,000 and $48,000, respectively, in federal, state, and local environmental law compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

    EMPLOYEES

                The Company presently has 36 employees, 4 of whom serve in an executive capacity, 20 in research, quality control and manufacturing, 7 in maintenance and construction, and 5 in office and administrative support services. Of the total number of employees, 33 work full time.

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

UNITED-GUARDIAN, INC.

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

The following table sets forth for the periods indicated the high and low closing sale prices of the shares of Common Stock, as reported by NASDAQ, for the period January 1, 2012 to December 31, 2013. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2013		Year Ended December 31, 2012
		High	Low	High	Low
First	(1/1 - 3/31)	$22.69	$18.84	$18.35	$14.91
Second	(4/1 - 6/30)	26.55	19.95	23.63	18.00
Third	(7/1 - 9/30)	28.33	23.80	20.00	16.78
Fourth	(10/1 - 12/31)	28.80	24.28	19.78	17.10

Holders of Record

As of March 3, 2014, there were 856 holders of record of Common Stock.

Cash Dividends

On May 15, 2013, the Company’s Board of Directors declared a semi-annual cash dividend of $0.47 per share, which was paid on June 14, 2013 to all stockholders of record as of May 30, 2013. On November 22, 2013, the Company’s Board of Directors declared a semi-annual cash dividend of $0.50 per share, which was paid on December 20, 2013 to all stockholders of record as of December 6, 2013.

UNITED-GUARDIAN, INC.

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

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column "(a)") (c)
Equity compensation plans approved by security holders (2004 Stock Option Plan)	0	0	500,000
Equity compensation plans not approved by security holders (none)	-	-	-
Total	0	0	500,000

Item 6.	Selected Financial Data.

The information to be reported under this item is not required of smaller reporting companies.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

UNITED-GUARDIAN, INC.

Marketable Securities

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s marketable securities include investments in equity and fixed income mutual funds, government securities, and corporate bonds. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains or losses on mutual funds are determined using the average cost method, while realized gains or losses on government securities and bonds are determined using the specific-identification method.  Realized gains or losses on the Company's marketable securities are insignificant for the years ended December 31, 2013 and 2012. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2013 the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

UNITED-GUARDIAN, INC.

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

Results of Operations

Year ended December 31, 2013 compared with the year ended December 31, 2012:

Net Sales

Net sales in 2013 increased by $1,591,129 (11.5%) compared with 2012. The net increase was the result of the following changes in sales in the different product categories:

(a)
Personal care products: Sales of the Company's personal care products, including cosmetic ingredients, increased by $2,021,136 (21.4%) for the year ended December 31, 2013 when compared with 2012. The increase was attributable primarily to an increase in sales to ASI, the Company’s largest marketing partner. Sales to ASI in 2013 increased by $2,047,577 (26.7%) compared with 2012. Sales to three of the Company’s marketing partners in Europe, as well as its marketing partner in Korea, collectively declined by $59,034 (3.4%) in 2013 compared with 2012, while sales to the Company’s distributor in France increased slightly.

The Company believes that the net increase in sales of its personal care products was the result of improving economic conditions in Asia and North America, which resulted in new consumer product introductions utilizing its products. In particular, sales of the Company’s products into China increased by over 40% in 2013. The overall increase in sales was almost entirely attributable to an increase in sales of the Company’s extensive line of LUBRAJEL products.

The Company's increased sales to ASI are believed to be the result of both new consumer product introductions and new customers for the Company's products as well as normal fluctuations in ASI's buying patterns. The decrease in sales to most of the Company’s European marketing partners is believed to be due to the continuing economic decline in the western European economies, which has resulted in a decrease in demand for personal care and cosmetic ingredients in those areas.

Total sales of all of the Company's LUBRAJEL products for both personal care and medical uses increased by $2,142,378 (17.9%) in 2013 compared with 2012. The unit volume of all LUBRAJEL products sold, both for personal care and medical uses, increased by approximately 16.5% in 2013 compared with 2012.

UNITED-GUARDIAN, INC.

(b)
Pharmaceuticals: Sales of the Company’s two pharmaceutical products, RENACIDIN and CLORPACTIN, decreased by $607,654 (39.9%) for the year ended December 31, 2013 compared with 2012, with RENACIDIN accounting for almost the entire decrease. RENACIDIN accounted for approximately 3% of the Company's sales in 2013, and 8% of sales in 2012. Historically, RENACIDIN sales have been approximately 16-20% of Company sales. The decreases in sales of RENACIDIN in both 2012 and 2013 were due to the inability of the Company to fill orders from August 1, 2012 to October 31, 2013 because it could not get product from its supplier. The product has been manufactured for the Company under a long-term contract with a major U.S. drug manufacturer that first experienced regulatory and production problems in 2010, which resulted in a curtailment of production. It then experienced a second production curtailment in May 2012, which continued until production resumed in September 2013. As a result, the Company began to allocate product to its customers beginning in May 2012, and continued to do so until its inventory was depleted on August 1, 2012. Sales could not resume until October 31, 2013, shortly after the supplier was able to resume production. As a result of the second production curtailment, the Company and its supplier entered into a settlement agreement (“Settlement Agreement”), whereby the supplier agreed to pay the Company $97,610 per month for each month that the product was not available for sale, with those payments to continue until either deliveries resumed or the contract with the supplier ended on January 20, 2014, whichever came first.  It also provided for ramp-up payments of $48,805 for the first two months after the Company started receiving product, and a final payment of $24,402 for the third month after production resumed. The Company believes that these payments compensated the Company for most of the RENACIDIN gross profit the Company lost during this period. Further information on the previous production curtailment, as well as an earlier settlement agreement that was entered into in August 2011 as a result of that previous production curtailment, can be found in the Company’s Annual Reports on Forms 10-K for 2012 and 2011.

The Company is currently working with a new supplier that will be producing RENACIDIN in a new single-dose unit that the Company anticipates may increase its sales of this product in future years. The Company hopes to have the new dosage form on the market in early 2015, subject to FDA approval. However, any delays in FDA approval could change that timetable. The Company is currently receiving new shipments of the current dosage form of RENACIDIN, and expects to have adequate inventory to last until the new single-dose form is approved.

(c)
Medical products: Sales of the Company’s medical products increased $124,332 (4.3%) in 2013 compared with 2012. Sales of the primary products in this category all increased, but such increases were partially offset by lower sales of LUBRAJEL RC and LC, which decreased by 14.4% due to the ordering patterns of the customers for this product.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $10,517 (6.9%) in 2013 when compared with 2012.

Sales were positively impacted in 2013 by a decrease of $42,799 (21.9%) in sales discounts and allowance reserves as compared with 2012. The decrease in sales discounts and allowances was mainly due to decreases in the allowance for distribution fees, rebates, and sales discounts attributable to the lower sales of RENACIDIN in 2013 as compared with 2012.

UNITED-GUARDIAN, INC.

Cost of Sales

                Cost of sales as a percentage of net sales in 2013 decreased to 36.4% from 37.7% in the prior year. The decrease was primarily the result of the change in the Company's product mix as a result of the lower sales of RENACIDIN in 2013 (as discussed above), and increased sales in 2013 of the Company’s higher- margin LUBRAJEL products, as well as decreases in amortization and insurance expense.

Operating Expenses

                Operating expenses decreased by $3,808 (0.2%) in 2013 compared with the prior year.

                Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2013 and 2012, the Company incurred approximately $717,000 and $693,000, respectively, in research and development expenses, which are included in operating expenses. The increase in R&D costs incurred in 2013 was primarily attributable to increases in payroll costs. No portion of the research and development expenses was directly paid by the Company's customers.

           Other Income (Expense)

                Other income (net) increased $502,102 (60.6%) for the year ended December 31, 2013 when compared with 2012. The increase was mainly attributable to the $1,070,561 received from the Company’s RENACIDIN supplier pursuant to the aforementioned Settlement Agreement. This compares with $518,050 that the Company had accrued in 2012 pursuant to that same Settlement Agreement.

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds.  Other income was reduced in 2013 by a decrease in investment income of $65,270 (20.1%), which primarily resulted from lower interest rates and dividend returns compared with 2012.

The Company also had a net loss on the sale of assets of $14,861 in 2012, which did not recur in 2013.

Provision for Income Taxes

                 The provision for income taxes increased by $632,656 (30.2%) in 2013 compared with 2012. This increase was mainly due to an increase in income from operations and from the RENACIDIN damage settlement. The Company’s effective income tax rate was approximately 32% in 2013 and 30% in 2012, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities as well as the utilization of research and development tax credits.

Liquidity and Capital Resources

                Working capital increased from $11,795,895 at December 31, 2012 to $13,061,866 at December 31, 2013, an increase of $1,265,971 (10.7%). The current ratio decreased from 15.3 to 1 at December 31, 2012 to 11.5 to 1 at December 31, 2013. The increase in working capital was mainly due to increases in marketable securities, accounts receivable, and inventory. The decrease in the current ratio was primarily the result of increases in accounts payable and income taxes payable.

UNITED-GUARDIAN, INC.

 Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2013 increased by $773,120 as compared with 2012. The average period of time that an account receivable was outstanding was approximately 33 and 35 days in 2013 and in 2012, respectively. The Company has a bad debt reserve of $18,000 and $29,000 for 2013 and 2012, respectively, and believes that the net balance of its accounts receivable is fully collectable as of December 31, 2013.

                The Company does not maintain a line of credit with a financial institution because the Company has no foreseeable need for a line of credit, and therefore management believes that the cost of maintaining a line of credit is not justified, especially considering the strong financial condition of the Company.

The Company generated cash from operations of $5,805,086 in 2013 compared with $5,380,747 in 2012. The increase in 2013 was primarily due to increases in net income, accounts payable, accrued expenses, and taxes payable.

Net cash used in investing activities was $1,460,662 for the year ended December 31, 2013, compared with net cash provided by investing activities of $1,527,819 for the year ended December 31, 2012. This decrease was mainly due to purchases of marketable securities in 2013.

                Cash used in financing activities was $4,458,544 and $6,251,158 during the years ended December 31, 2013 and 2012, respectively. The decrease was mainly due to a special dividend of $0.50 per share the Company paid in December 2012 due to uncertainty regarding the tax treatment of qualified dividends after December 31, 2012. For the year ended December 31, 2013 the Company did not declare any special dividends.

 The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations. The Company has no material commitments for future capital expenditures.

Off Balance-Sheet Arrangements

The Company has no off balance-sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

UNITED-GUARDIAN, INC.

Item 8.	Financial Statements and Supplementary Data.

Annexed hereto starting on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2013. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2013 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

UNITED-GUARDIAN, INC.

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

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2014 Proxy Statement.

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

                The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" to be contained in the Company's 2014 Proxy Statement.

UNITED-GUARDIAN, INC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

                The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" to be contained in the Company's 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

                The information required by this item is incorporated by reference to the section entitled Directors and Executive Officers" to be contained in the Company's 2014 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

                The aggregate fees that have been, or are expected to be, billed by Baker Tilly Virchow Krause, LLP (“Baker Tilly”), formerly Holtz Rubenstein Reminick LLP, the Company’s principal accountants, to the Company for the quarterly reviews and year-end audit of the Company's financial statements for 2013 and 2012, were approximately $83,000 for each of those fiscal years ($7,000 for each of the first three fiscal quarters and $61,000 for the year-end audit). In addition, Baker Tilly was reimbursed up to $1,000 for out-of-pocket expenses each fiscal year.

Audit-Related Fees

                During 2013 and 2012 there were no fees paid to Baker Tilly in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Baker Tilly for the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

                There were no fees billed by Baker Tilly during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

                There were no other non-audit-related fees billed to the Company by Baker Tilly in 2013 or 2012.

Pre-Approval Policies and Procedures

                Engagement of accounting services by the Company is not made pursuant to any pre-approval policies and procedures. Rather, the Company believes that its accounting firm is independent because all of its engagements by the Company are approved by the Company's Audit Committee prior to any such engagement.

UNITED-GUARDIAN, INC.

                The Audit Committee of the Company's Board of Directors meets periodically to review and approve the scope of the services to be provided to the Company by its Independent Registered Public Accounting firm, as well as to review and discuss any issues that may arise during an engagement. The Audit Committee is responsible for the prior approval of every engagement of the Company's independent registered public accounting firm to perform audit and permissible non-audit services for the Company, such as quarterly financial reviews, tax matters, and consultation on new accounting and disclosure standards.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Kenneth H. Globus
Kenneth H. Globus
Date: March 21, 2014		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kenneth H. Globus	President, General Counsel, Chairman	March 21, 2014
	Kenneth H. Globus	of the Board of Directors (Principal Executive Officer)

By:	/s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 21, 2014
	Robert S. Rubinger	Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Lawrence F. Maietta	Director	March 21, 2014
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director	March 21, 2014
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director	March 21, 2014
Andrew A. Boccone

By:	/s/ Christopher W. Nolan, Sr.	Director	March 21, 2014
Christopher W. Nolan, Sr.

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit #		Description

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

10	(c)
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

10	(f)
Settlement Agreement and General Release between the Company and Hospira Worldwide, Inc., dated January 18, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated January 18, 2012 and filed on January 23, 2012.

10	(g)
Manufacturing and Supply Agreement between the Company and Smiths Medical ASD, Inc. signed November 12, 2013 and effective as of November 1, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated and filed November 18, 2013.

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

32
Certifications of Kenneth H. Globus, President and Principal Executive Officer of the Company, and Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS
(For the years ended
December 31, 2013 and 2012)

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Melville, New York
March 21, 2014

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2013	2012

Net sales	$15,416,893	$13,825,764

Costs and expenses:
Cost of sales	5,610,813	5,218,959
Operating expenses	2,504,526	2,508,334
Total costs and expenses	8,115,339	7,727,293
Income from operations	7,301,554	6,098,471

Other income (expense):
Investment income	259,747	325,017
(Loss) on sale of assets	-	(14,861)
Income from damage settlement	1,070,561	518,050
Total other income, net	1,330,308	828,206
Income from operations before income taxes	8,631,862	6,926,677

Provision for income taxes	2,728,553	2,095,897
Net income	$5,903,309	$4,830,780

Earnings per common share (basic and diluted)	$1.28	$1.05

Weighted average shares (basic and diluted)	4,596,439	4,596,439

STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2013	2012

Net income	$5,903,309	$4,830,780

Other comprehensive (loss) income:

Unrealized (loss) gain on marketable securities	(71,711)	220,946

Income tax benefit (expense)	24,855	(76,579)

Other comprehensive (loss) income, net of tax	(46,856)	144,367

Comprehensive income	$5,856,453	$4,975,147

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2013	2012
Current assets:
Cash and cash equivalents	$1,634,262	$1,748,382
Marketable securities	8,863,205	7,743,946
Accounts receivable, net of allowance for doubtful accounts of $18,000 in 2013 and $29,000 in 2012	1,790,747	1,017,627
Receivable in connection with damage settlement	48,805	518,050
Inventories (net)	1,610,747	1,242,750
Prepaid expenses and other current assets	130,001	132,458
Prepaid income taxes	-	3,602
Deferred income taxes	229,451	216,588
Total current assets	14,307,218	12,623,403

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,090,968	3,842,927
Building and improvements	2,766,319	2,725,993
Waste disposal plant	133,532	133,532
Total property, plant and equipment	7,059,819	6,771,452
Less accumulated depreciation	5,725,318	5,535,589
Net property, plant, and equipment	1,334,501	1,235,863

Other asset:	9,147	-
Total assets	$15,650,866	$13,859,266

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2013	2012
Current liabilities:
Accounts payable	$385,699	$151,385
Accrued expenses	728,015	676,123
Income taxes payable	131,638	-
Total current liabilities	1,245,352	827,508

Deferred income taxes	169,587	193,740

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,596,439 shares issued and outstanding at December 31, 2013 and 2012, respectively	459,644	459,644
Accumulated other comprehensive income	132,123	178,979
Retained earnings	13,644,160	12,199,395
Total stockholders’ equity	14,235,927	12,838,018
Total liabilities and stockholders’ equity	$15,650,866	$13,859,266

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2013 and 2012

	Common stock		Accumulated other comprehensive	Retained
	Shares	Amount	income	earnings	Total

Balance, January 1, 2012	4,596,439	$459,644	$34,612	$13,619,773	$14,114,029

Change in unrealized gains on marketable securities, net of deferred income tax expense of $76,579			144,367		144,367

Net income				4,830,780	4,830,780

Dividends declared				(6,251,158)	(6,251,158)

Balance, December 31, 2012	4,596,439	459,644	178,979	12,199,395	12,838,018

Change in unrealized gains on marketable securities, net of deferred income tax benefit of $24,855			(46,856)		(46,856)

Net income				5,903,309	5,903,309

Dividends declared				(4,458,544)	(4,458,544)

Balance, December 31, 2013	4,596,439	$459,644	$132,123	$13,644,160	$14,235,927

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,903,309	$4,830,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,729	254,441
Net loss on sale of assets	-	14,861
Realized (gain) loss on sales of marketable securities	(18,675)	22,931
(Decrease) increase in allowance for bad debts	(11,089)	11,054
Deferred income taxes	(12,161)	59,541
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(762,031)	624,758
Receivable from damage settlement	469,245	(518,050)
Inventories	(367,997)	224,684
Prepaid expenses and other current and non-current assets	(6,690)	30,576
Prepaid income taxes	3,602	75,011
Accounts payable	234,314	(249,004)
Accrued expenses and taxes payable	183,530	(836)
Net cash provided by operating activities	5,805,086	5,380,747

Cash flows from investing activities:
Acquisitions of plant and equipment	(288,367)	(252,356)
Proceeds from the sale of assets	-	30,350
Purchases of marketable securities	(5,311,313)	(4,266,419)
Proceeds from sales of marketable securities	4,139,018	6,016,244
Net cash (used in) provided by investing activities	(1,460,662)	1,527,819

Cash flows from financing activities:
Dividends paid	(4,458,544)	(6,251,158)
Net cash used in financing activities	(4,458,544)	(6,251,158)

Net (decrease) increase in cash and cash equivalents	(114,120)	657,408
Cash and cash equivalents, beginning of year	1,748,382	1,090,974
Cash and cash equivalents, end of year	$1,634,262	$1,748,382

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients and other personal care products, pharmaceuticals, medical and health care products, and proprietary specialty industrial products. Two major product lines, LUBRAJEL™ and RENACIDIN™ IRRIGATION (“RENACIDIN”) together accounted for 94.4% and 94.1% of revenue for the years ended December 31, 2013 and December 31, 2012, respectively. LUBRAJEL accounted for 91.4% and 86.5% of revenue for the years ended December 31, 2013 and December 31, 2012, respectively, and RENACIDIN accounted for 2.9% and 7.6% of revenue for the years ended December 31, 2013 and December 31, 2012, respectively.

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

UNITED-GUARDIAN, INC.

Dividends

On May 15, 2013, the Company’s Board of Directors declared a semi-annual cash dividend of $0.47 per share, which was paid on June 14, 2013 to all stockholders of record as of May 30, 2013. On November 22, 2013, the Company’s Board of Directors declared a semi-annual cash dividend of $0.50 per share, which was paid on December 20, 2013 to all stockholders of record as of December 6, 2013. Total dividends declared and paid in 2013 were $4,458,544.

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

Supplemental Disclosures of Non-cash Investing and Financing Activities

                Cash payments for income taxes were $2,605,474 and $2,024,245 for the years ended December 31, 2013 and 2012, respectively.

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

UNITED-GUARDIAN, INC.

Estimated useful lives are as follows:
Factory equipment and fixtures (years)	5	-	7
Building (years)		40
Building improvements		Lesser of useful life or 20 years
Waste disposal system (years)		7

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairments were necessary at December 31, 2013 and 2012.

Other Asset

Other asset at December 31, 2013 consisted of costs incurred relating to the new production process for RENACIDIN.

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

            For the year ended December 31, 2013, two customers, both of them distributors and marketing partners of the Company, accounted for approximately 69% of the Company’s revenues during the year, and 72% of its outstanding accounts receivable at year end.  For the year ended December 31, 2012, these same two customers accounted for a total of 62% of the Company’s revenues during the year, and 52% of its outstanding accounts receivable at year end.

UNITED-GUARDIAN, INC.

Vendor Concentration

           The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that accounted for approximately 67% and 77% of the raw material purchases by the Company in 2013 and 2012, respectively.

Income Taxes

            Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

           Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2013 and 2012, the Company did not have any unrecognized income tax benefits.  It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred.  During the years ended December 31, 2013 and 2012 the Company did not record any interest or penalties. The Company’s tax returns are subject to examination by the United States Internal Revenue Service for years 2010 through 2012. In March 2014 the Department of Taxation of the State of New York (“DOT”) commenced an examination of the Company’s income tax returns for years 2010 through 2012. The Company has already provided the DOT with some preliminary information that it requested.

Research and Development

                The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $717,000 and $693,000 for the years ended December 31, 2013 and 2012, respectively.

Shipping and Handling Costs

                Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $45,000 and $65,000 for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

                Advertising costs are expensed as incurred. During 2013 and 2012 the Company incurred $16,000 and $24,000, respectively, in advertising costs.

UNITED-GUARDIAN, INC.

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

In December of 2013, FASB issued ASU 2013-12, “Definition of a Public Business Entity.” This amendment clarifies the definition of what is a public entity as compared to a private entity to minimize the inconsistency and complexity of having multiple definitions for applying U.S. generally accepted accounting principles.  It does not affect existing requirements and there is no effective date for adoption.  This amendment does not affect the Company’s results of operations.

In December of 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with exceptions.  This amendment only applies to entities that have an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update became effective for interim and annual reporting periods beginning after December 15, 2013. The update does not have a material impact on the Company’s results of operation and at the present time it does not apply to the Company.

UNITED-GUARDIAN, INC.

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

December 31, 2013	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
Corporate bonds (matures within 1 year)	$203,920	$200,053	$(3,867)
Fixed income mutual funds	7,325,930	7,425,687	99,757
Equity and other mutual funds	1,131,147	1,237,465	106,318
	$8,660,997	$8,863,205	$202,208

December 31, 2012

Available for sale:
Corporate bonds (maturities of 1-5 years)	$203,920	$203,357	$(563)
Fixed income mutual funds	6,991,181	7,242,998	251,817
Equity and other mutual funds	274,926	297,591	22,665
	$7,470,027	$7,743,946	$273,919

Proceeds from the sale and redemption of marketable securities amounted to $4,139,018 and $6,016,244 for the years ended December 31, 2013 and 2012, respectively. Gains of $18,675 and losses of $22,931 were realized for the years ended December 31, 2013 and 2012, respectively.

Investment income consisted principally of unrealized and realized gains and losses, interest income from bonds and money market funds, and dividend income from bond funds and mutual funds.

UNITED-GUARDIAN, INC.

NOTE C – INVENTORIES

Inventories consist of the following:
	December 31,
	2013	2012

Raw materials and work-in-process	$488,757	$481,544
Finished products	1,121,990	761,206
	$1,610,747	$1,242,750

Finished product inventories at December 31, 2013 and 2012 are stated net of a reserve of $20,000 for slow moving and obsolete items.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,

Current	2013	2012
Federal	$2,721,068	$2,015,345
State	19,646	21,011
	2,740,714	2,036,356
Deferred
Federal	(11,810)	57,823
State	(351)	1,718
	(12,161)	59,541
Total provision for income taxes	$2,728,553	$2,095,897

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2013		2012
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate of 34%	$2,935,000	34.0%	$2,355,000	34.0%
State income taxes, net of Federal benefit	13,000	0.2	14,000	0.2
Domestic Production Activities tax benefit	(180,000)	(2.1)	(167,000)	(2.4)
Nondeductible expenses	1,000	-	1,000	-
Prior year over-accrual	(19,000)	(0.2)	(24,000)	(0.4)
R&D credits	(20,000)	(0.2)	(83,000)	(12.1)
Other, misc	(1,000)		1,000
Tax exempt income	-	-	(1,000)	-
Actual income tax expense	$2,729,000	31.7%	$2,096,000	30.0%

               During 2013 and 2012, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 9% of net income from domestic production activities in each year.

UNITED-GUARDIAN, INC.

               The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2013	2012
Deferred tax assets
Current
Accounts receivable	$6,089	$9,933
Inventories	16,862	14,348
Accrued expenses	206,500	192,307
	229,451	216,588
Deferred tax liabilities
Non-current
Depreciation	(99,502)	(98,800)
Unrealized gain on marketable securities	(70,085)	(94,940)
	(169,587)	(193,740)
Net deferred tax asset	$59,864	$22,848

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $101,000 and $96,000 for each of the years ended December 31, 2013 and 2012.  In 2013 and 2012 employees were able to defer up to $17,500 and $17,000, respectively (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in the 401(k)plan, in accordance with limits set by the IRS. (Those limits of $17,500 (plus an additional $5,500 for employees over the age of 50) will be the same in 2014).

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. In December 2013 and 2012 the Company’s Board of Directors authorized discretionary contributions in the amount of $175,000 per year, to be allocated among all eligible employees, for the 2013 and 2012 plan years. The 2013 contribution was paid in 2013, and the 2012 contribution was paid in 2012. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

Stock Option Plans

                At its meeting on March 19, 2004 the Board of Directors of the Company approved the adoption of the 2004 Stock Option Plan. The plan authorizes the granting of options for up to 500,000 shares, and covers both employees and directors. The adoption and implementation of the plan was ratified by the shareholders of the Company at the Company's annual meeting of shareholders on May 19, 2004. As of December 31, 2013 and 2012, the Company had no share-based awards outstanding and exercisable and did not grant any options for these years.

UNITED-GUARDIAN, INC.

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

(a)	Net Sales

	Years ended December 31,
	2013	2012

Personal Care	$11,459,482	$9,438,345
Medical	3,028,659	2,904,327
Pharmaceutical	916,927	1,524,581
Industrial and other	164,014	153,498
	15,569,082	14,020,751
Less: Discounts and allowances	(152,189)	(194,987)
	$15,416,893	$13,825,764

UNITED-GUARDIAN, INC.

(b)	Geographic Information

	Years ended December 31,
	2013		2012
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets
United States	$4,580,429	$1,334,501	$4,648,472	$1,235,863
Canada	3,390,619	-	2,860,154	-
China	3,519,450	-	2,462,967	-
France	856,285	-	903,137	-
Other countries	3,070,110	-	2,951,034	-
	$15,416,893	$1,334,501	$13,825,764	$1,235,863

(c)	Sales to Major Customers

	Years ended December 31,
	2013	2012

Customer A	$9,712,382	$7,664,805
Customer B	856,285	837,220
All other customers	4,848,226	5,323,739
	$15,416,893	$13,825,764

NOTE G – COMPREHENSIVE INCOME

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	December 31, 2013	December 31, 2012
Beginning balance - net of tax	$178,979	$34,612

Unrealized (loss)/gain on marketable securities before reclassifications - net of tax	(65,531)	167,298

Realized gain/(loss) on sale of securities reclassified from accumulated other comprehensive income	18,675	(22,931)

Ending balance - net of tax	$132,123	$178,979

UNITED-GUARDIAN, INC.

NOTE H - INCOME FROM DAMAGE SETTLEMENT

In May 2012 the Company’s supplier of RENACIDIN curtailed production due to manufacturing issues. As a result of that curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, and an additional $97,610 per month beginning January 1, 2013 for each month that the curtailment continued. It also agreed to pay an additional $48,805 for the first two months after shipments resumed, and another $24,402 for the third month after production resumed, as “ramp-up” payments.  The payments were to continue until either the supply contract ended in January 2014 or product delivery resumed, whichever occurred first. Because deliveries resumed at the end of October of 2013, the obligation to pay $97,610 per month ceased as of that time, and the supplier’s remaining obligation was to pay the ramp-up payments for the next three months thereafter. The total amount of income that the Company earned in connection with the damage settlement totaled $1,070,561 in 2013, and $518,050 in 2012. In connection with those earnings the Company was due $48,805 and $518,050 at December 31, 2013 and 2012, respectively.

NOTE I - ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 consist of:

	2013	2012

Bonuses	$250,000	$229,000
Distribution fees	196,558	196,617
Payroll and related expenses	104,394	72,306
Annual report expenses	66,000	66,000
Audit fee	73,269	68,467
Other	37,794	43,733
	$728,015	$676,123

NOTE J - RELATED PARTY TRANSACTIONS

                During each of the years ended December 31, 2013 and 2012 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $14,000, and $13,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.

During the fourth quarter of 2012 the President of the Company, Kenneth H. Globus, was reimbursed $24,408 for the value of the trade-in of a personal vehicle that was used to purchase a Company vehicle. For the year ended December 31, 2013 there were no such transactions.