Form 10-Q
period 2014-03-31
UNITED GUARDIAN INC
filed 2014-05-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[x]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

4,596,439 shares of common stock, par value $.10 per share
 (as of May 1, 2014)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013

Net sales	$3,959,492	$3,952,161

Costs and expenses:
Cost of sales	1,432,918	1,411,156
Operating expenses	615,642	561,568
Total costs and expenses	2,048,560	1,972,724

Income from operations	1,910,932	1,979,437

Other income:
Investment income	33,819	54,182
Income from damage settlement	24,402	292,830
Total other income	58,221	347,012

Income before income taxes	1,969,153	2,326,449

Provision for income taxes	633,400	761,800

Net income	$1,335,753	$1,564,649

Earnings per common share (Basic and Diluted)	$0.29	$0.34

Weighted average shares – basic and diluted	4,596,439	4,596,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013

Net income	$1,335,753	$1,564,649

Other comprehensive income:

Unrealized gain on marketable securities during period	89,915	25,712

Income tax expense related to other comprehensive income	31,282	9,032

Other comprehensive income, net of tax	58,633	16,680

Comprehensive income	$1,394,386	$1,581,329

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31, 2014	DECEMBER 31, 2013
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$973,186	$1,634,262
Marketable securities	10,484,700	8,863,205
Accounts receivable, net of allowance for doubtful accounts of $18,000 at March 31, 2014 and December 31, 2013	2,689,091	1,790,747
Receivable in connection with damage settlement	---	48,805
Inventories (net)	1,663,653	1,610,747
Prepaid expenses and other current assets	145,260	130,001
Deferred income taxes	229,451	229,451
Total current assets	16,185,341	14,307,218

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,095,095	4,090,968
Building and improvements	2,766,319	2,766,319
Waste disposal plant	133,532	133,532
Total property, plant and equipment	7,063,946	7,059,819
Less: Accumulated depreciation	5,771,469	5,725,318
Total property, plant and equipment, net	1,292,477	1,334,501

Other asset:	38,662	9,147
TOTAL ASSETS	$17,516,480	$15,650,866

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	MARCH 31, 2014	DECEMBER 31, 2013
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$209,008	$385,699
Accrued expenses	860,840	728,015
Deferred revenue	10,000	---
Income taxes payable	605,449	131,638
Total current liabilities	1,685,297	1,245,352

Deferred income taxes	200,869	169,587

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at March 31, 2014 and December 31, 2013	459,644	459,644
Accumulated other comprehensive income	190,757	132,123
Retained earnings	14,979,913	13,644,160
Total stockholders’ equity	15,630,314	14,235,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,516,480	$15,650,866

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2014	2013
Cash flows from operating activities:
Net income	$1,335,753	$1,564,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,151	47,749
Realized loss (gain) on sale of investments	17,582	(452)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(898,344)	(975,887)
Receivable from damage settlement	48,805	420,440
Inventories	(52,906)	184,746
Prepaid expenses and other assets	(44,774)	(35,328)
Prepaid income taxes	---	3,602
Accounts payable	(176,691)	(9,544)
Accrued expenses and taxes payable	606,636	863,913
Deferred revenue	10,000	---

Net cash provided by operating activities	892,212	2,063,888

Cash flows from investing activities:
Acquisition of property, plant and equipment	(4,127)	(24,780)
Proceeds from sale of marketable securities	459,723	26,629
Purchase of marketable securities	(2,008,884)	(1,785,007)
Net cash used in investingactivities	(1,553,288)	(1,783,158)

Net (decrease) increase in cash and cashequivalents	(661,076)	280,730
Cash and cash equivalents at beginning of period	1,634,262	1,748,382
Cash and cash equivalents at end of period	$973,186	$2,029,112

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

Interim financial statements of the Company are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America pursuant to the requirements for reporting such interim financial information on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals considered necessary for the fair presentation of financial statements for the interim periods, have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2014. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

3.	Stock-Based Compensation

The Company maintains a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company recognizes the fair value of all share-based payments to employees and directors, including grants of employee and director stock options, as a compensation expense in the financial statements. As of March 31, 2014, the Company had no share-based awards outstanding and exercisable and did not grant any options during the three months ended March 31, 2014.

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

March 31, 2014
	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:
Fixed income mutual funds	$9,577,420	$9,742,243	$164,823
Equity and other mutual funds	615,157	742,457	127,300
	$10,192,577	$10,484,700	$292,123

December 31, 2013
	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:
Corporate bonds (matures within 1 year)	$203,920	$200,053	$(3,867)
Fixed income mutual funds	7,325,930	7,425,687	99,757
Equity and other mutual funds	1,131,147	1,237,465	106,318
	$8,660,997	$8,863,205	$202,208

Proceeds from the sale and redemption of marketable securities amounted to $459,723 for the first quarter of 2014, and generated realized losses of $17,582. Proceeds from the sale and redemption of marketable securities amounted to $26,629 for the first quarter of 2013, and generated realized gains of $452.

Investment income consisted principally of unrealized and realized gains and losses, interest income from bonds and money market funds and dividend income from bond funds and mutual funds.

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

6.	Inventories

	March 31, 2014	December 31, 2013
Inventories consist of the following:
Raw materials and work in process	$530,421	$488,757
Finished products	1,133,232	1,121,990
	$1,663,653	$1,610,747

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished products inventories at March 31, 2014 and December 31, 2013 are stated net of a reserve of $20,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. For the first quarter of 2014 there were cash payments for taxes in the amount of $159,589, as compared with $5,474 in the first quarter of 2013. There were no payments for interest for the first quarters of 2014 and 2013.

Research and development expenses amounted to $146,968 and $148,300 for the first quarters of 2014 and 2013, respectively, and are included in operating expenses.

There were no dividends paid in the first quarters of 2014 and 2013.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2013 and March 31, 2014, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the United States with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2010 through 2013. In March 2014 the Department of Taxation of the State of New York (“DOT”) commenced a routine examination of the Company’s income tax returns for years 2010 through 2012. The Company has already provided the DOT with some preliminary information that it requested.

The Company's policy is to recognize interest and penalties as interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	March 31, 2014	March 31, 2013
Beginning balance	$132,123	$178,979
Unrealized gain on marketable securities before reclassifications - net of tax	76,216	16,228
Realized (loss)/gain on sale of securities reclassified from accumulated other comprehensive income	(17,582)	452
Ending balance - net of tax	$190,757	$195,659

10.	Income from Damage Settlement

In May 2012 the Company’s supplier of RENACIDIN™ IRRIGATION (“RENACIDIN”) curtailed production due to manufacturing issues. As a result of that curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, and an additional $97,610 a month beginning January 1, 2013 for each month that the curtailment continued. It also agreed to pay an additional $48,805 for the first two months after shipments resumed, and another $24,402 for the third month after production resumed, as “ramp-up” payments. The payments were to continue until either the supply contract ended in January 2014, or until product delivery resumed, whichever occurred first. Because deliveries resumed at the end of October 2013, the obligation to pay $97,610 per month ceased as of that time, and the supplier’s remaining obligation was to pay the ramp-up payments for the following three months. As of the end of the first quarter of 2014 all payments have been made. The income from the damage settlement for the first quarter of 2014 amounted to $24,402, as compared with $292,830 for the first quarter of 2013.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary contribution to each employee’s 401(k) account based on a pay-to-pay formula that qualifies the DC Plan as a safe harbor under IRS regulations. The Company accrued $43,750 in contributions to the DC Plan for each of the first quarters of 2014 and 2013. For the first quarters of 2014 and 2013 the Company did not make any discretionary contributions to the DC Plan.

12.	Related Party Transactions

During the three-month period ended March 31, 2014 the Company did not pay any fees to Bonamassa, Maietta and Cartelli, LLP for accounting and tax services as compared with $2,000 paid in the three-month period ended March 31, 2013. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Other Information

Accrued Expenses
	March 31, 2014	December 31, 2013

Bonuses	$375,000	$250,000
Distribution fees	203,384	196,558
Payroll and related expenses	113,304	104,394
Annual report expenses	44,577	66,000
Audit fee	40,019	73,269
Employer 401K contribution	43,750	---
Other	40,806	37,794
Total Accrued Expenses	$860,840	$728,015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of RENACIDIN, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJEL™ line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the United States Department of Veterans Affairs.

The Company’s pharmaceutical products are distributed primarily in the United States. Its personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") purchases the largest volume of products from the Company. Approximately 70% of the Company's products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”), such as its catheter lubricants, as well as its specialty industrial products, are sold directly by the Company to the end users or to contract manufacturers utilized by the end users, although they are available for sale on a non-exclusive basis by its marketing partners as well.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, inventory, and income taxes. Since December 31, 2013, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2013, and a comparison of the results of operations for the three months ended March 31, 2014 and March 31, 2013. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2014 increased by $7,331 (0.2%) as compared with the first quarter of 2013. The change in net sales for the three-month period ended March 31, 2014 was primarily attributable to increased sales of the Company’s personal care and pharmaceutical products, offset by decreases in sales of its medical and industrial products, as follows:

(a)
Personal care products: For the first quarter of 2014 the Company’s gross sales of personal care products increased by $102,765 (3.4%) when compared with the same period in 2013. This increase was mainly due to an increase of $219,628 (8.7%) in sales to the Company's largest marketing partner, which was partially offset by decreases in sales to some of the Company's other marketing partners, for the first quarter of 2014 when compared with the same period in 2013. The Company believes that the overall increase in personal care product sales was due to a number of factors, including an increase in demand for the Company's products, the replenishment of low inventory levels of certain products by the Company’s largest marketing partner, and the timing of customer orders.

(b)
Pharmaceuticals:  Gross sales of pharmaceuticals increased by $229,566 (211.1%) in the first quarter of 2014 compared with the same period in 2013. The increase was due to the resumption of RENACIDIN sales at the end of October 2013. The production of RENACIDIN had been curtailed since 2010, when the Company’s sole supplier began experiencing regulatory and production problems. This curtailment resulted in the Company having no RENACIDIN inventory to sell from August 1, 2012 to the end of October of 2013. Even though there were some RENACIDIN sales in the first quarter of 2014, compared with no RENACIDIN sales in the first quarter of 2013, the volume of RENACIDIN sold was still far below its historic levels, which the Company believes was due to the product being off the market for over a year. As a result, earnings from the sales of RENACIDIN in the first quarter of 2014 were actually lower than what the Company received in compensation payments from its RENACIDIN supplier in the first quarter of 2013.

The Company is currently working with a new supplier that will be producing RENACIDIN in a new single-dose container, which the Company anticipates may increase its sales of this product in future years. The Company hopes to have the new dosage form on the market in early 2015, subject to FDA approval. However, any delays in FDA approval could change that timetable. The Company is currently receiving new shipments of the current dosage form of RENACIDIN, and expects to have adequate inventory to last until the new single-dose form is approved.

(c)
Medical products:  Gross sales of the Company’s medical products decreased by $308,558 (35.5%) for the first quarter of 2014 when compared with the same period in 2013. The Company believes the decrease was primarily due to the timing of customer orders.

(d)
Industrial and other products:  Sales of the Company's specialty industrial products, as well as other miscellaneous products, decreased by $9,088 (21.2%) for the first quarter of 2014 compared with the same period in 2013.

In addition to the above changes in sales, net sales allowances increased by $7,354 (14.8%) for the first quarter of 2014 when compared with the same period in 2013. This increase was primarily due to increases in chargebacks paid to the U.S. Department of Veterans Affairs, allowance for distribution fees, sales discounts, and returns and allowances. Discounts increased due to discounts offered to marketing partners.

Cost of Sales

Cost of sales as a percentage of sales increased to 36.2% for the first quarter of 2014, up from 35.7% for the first quarter in 2013. The increase was primarily the result of the change in the Company's product mix of sales. The increase in sales of RENACIDIN in 2014 and a decrease in sales of the Company's higher-margin LUBRAJEL products resulted in the slightly higher cost of sales.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses increased by $54,074 (9.6%) for the first quarter of 2014 compared with the first quarter of 2013. This increase was mainly due to an increase in insurance and utility costs.

Other Income

Other income decreased by $288,791 (83.2%) for the first quarter 2014 compared with the first quarter of 2013. The decrease was mainly attributable to the decrease in settlement income in the amount of $268,428. The Company and its RENACIDIN supplier had entered into an agreement in which the supplier agreed to pay the Company $97,610 per month beginning January 1, 2013 for each month that the RENACIDIN production curtailment continued. It also agreed to pay “ramp- up” payments of an additional $48,805 for the first two months after shipments resumed, and $24,402 for the third month after production resumed. The payments were to continue until either the supply contract ended in January 2014 or product deliveries resumed, whichever came first. Since deliveries resumed at the end of October 2013, the obligation to pay $97,610 per month ceased as of that time, and the supplier’s remaining obligation was to pay the ramp-up payments.  The last ramp-up payment of $24,402 was paid in the first quarter of 2014. For more information see the Company's Annual Report on Form 10-K for 2013 and 2012.

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds. The Company’s investment income for the first quarter of 2014 decreased by $20,363 (37.6%) compared with the comparable quarter of 2013 due to losses realized on the sale of corporate bonds and some mutual funds.

Provision for Income Taxes

The provision for income taxes decreased by $128,400 (16.9%) for the first quarter of 2014 when compared with the same period in 2013. This decrease was mainly due to a decrease in net income from operations before taxes of $357,296 (15.4%) in 2014 when compared with 2013.

The Company's effective income tax rate was approximately 32.0% for the first quarter of both 2014 and 2013, and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,438,178 to $14,500,044 at March 31, 2014, up from $13,061,866 at December 31, 2013. The increase in working capital is primarily due to an increase in marketable securities and accounts receivable, partially offset by an increase in taxes payable. The current ratio decreased to 9.6 to 1 at March 31, 2014, down from 11.5 to 1 at December 31, 2013. The decrease in the current ratio was primarily due to the effect of an increase in income taxes payable.

During the three-month period ended March 31, 2014, the average period of time that an account receivable was outstanding was approximately 51 days. The average period of time that an account receivable was outstanding during the three-month period ended March 31, 2013 was 34 days.  The increase was the result of a larger volume of orders placed in the month of March particularly by foreign customers whose terms of sale are 60 days vs. 45 days for the Company’s largest customer, which is located in the U.S.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2014.

The Company generated cash from operations of $892,212 and $2,063,888 for the three months ended March 31, 2014 and March 31, 2013, respectively. The decrease was primarily due to a decrease in net income and to changes in accounts payable, accrued expenses, inventories, and the receivable from the RENACIDIN damage settlement.

Cash used in investing activities for the three-month period ended March 31, 2014 was $1,553,288, while cash used in investing activities for the three-month period ending March 31, 2013 was $1,783,158. This decrease was primarily due to an increase in the amount of marketable securities sold in the first quarter of 2014 compared with the first quarter of 2013.

There was no cash used in financing activities for the first quarters of 2014 and 2013.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of other market opportunities that are in the best interests of the Company and its shareholders, should they arise.

RECENT ACCOUNTING PRONOUNCEMENTS

Please see Note 4 to the Financial Statements for a description of recent accounting pronouncements, including the expected dates of adoption and the anticipated impact on the financial statements.

OFF BALANCE SHEET ARRANGEMENTS

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
Date: May 6, 2014