Form 10-Q
period 2014-06-30
UNITED GUARDIAN INC
filed 2014-08-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2014

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
 Yes  ☒      No ☐

Cover Page 1 of 2

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐
Accelerated filer	☐
Smaller reporting company	☒

Indicate  by check mark  whether  the  registrant  is a shell  company  (as defined in Rule 12b-2 of the Exchange Act.)
Yes  ☐      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,596,439 shares of common stock, par value $.10 per share
 (as of August 1, 2014)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013

Net sales	$2,980,136	$3,628,571	$6,939,628	$7,580,732

Costs and expenses:
Cost of sales	1,104,254	1,363,295	2,537,172	2,774,451
Operating expenses	623,942	635,891	1,239,584	1,197,459
Total costs and expenses	1,728,196	1,999,186	3,776,756	3,971,910
Income from operations	1,251,940	1,629,385	3,162,872	3,608,822

Other income:
Investment income	53,933	64,925	87,752	119,107
Income from damage settlement	-	292,830	24,402	585,660
Total other income	53,933	357,755	112,154	704,767
Income before income taxes	1,305,873	1,987,140	3,275,026	4,313,589

Provision for income taxes	404,600	644,600	1,038,000	1,406,400

Net Income	$901,273	$1,342,540	$2,237,026	$2,907,189

Earnings per common share (Basic and Diluted)	$0.20	$0.29	$0.49	$0.63

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income	$901,273	$1,342,540	$2,237,026	$2,907,189

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities during period	141,949	(211,917)	231,864	(186,205)

Income tax (cost) benefit related to other comprehensive income (loss)	(49,256)	74,056	(80,538)	65,024

Other comprehensive income (loss), net of tax	92,693	(137,861)	151,326	(121,181)

Comprehensive income	$993,966	$1,204,679	$2,388,352	$2,786,008

 See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	JUNE 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,880,108	$1,634,262
Marketable securities	9,080,320	8,863,205
Accounts receivable, net of allowance for doubtful accounts of $18,000 at June 30, 2014 and December 31, 2013	1,250,626	1,790,747
Receivable in connection with damage settlement	-	48,805
Inventories (net)	1,728,955	1,610,747
Prepaid expenses and other current assets	159,559	130,001
Prepaid income taxes	205,536	-
Deferred income taxes	229,451	229,451
Total current assets	14,534,555	14,307,218

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,123,116	4,090,968
Building and improvements	2,766,319	2,766,319
Waste disposal plant	-	133,532
Total property, plant and equipment	6,958,435	7,059,819
Less: Accumulated depreciation	5,683,664	5,725,318
Total property, plant and equipment, net	1,274,771	1,334,501

Other asset:	49,642	9,147
TOTAL ASSETS	$15,858,968	$15,650,866

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)	(AUDITED)
Current liabilities:

Accounts payable	$105,466	$385,699
Accrued expenses	1,077,304	728,015
Income taxes payable	8,085	131,638
Total current liabilities	1,190,855	1,245,352

Deferred income taxes	250,125	169,587

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	459,644	459,644
Accumulated other comprehensive income	283,449	132,123
Retained earnings	13,674,895	13,644,160
Total stockholders’ equity	14,417,988	14,235,927

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,858,968	$15,650,866

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED June 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,237,026	$2,907,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,878	93,421
Realized loss (gain) on sale of investments	15,603	(13,439)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	540,121	(426,715)
Receivable from damage settlement	48,805	420,440
Inventories	(118,208)	221,816
Prepaid expenses and other current and non-current assets	(70,053)	(61,201)
Prepaid taxes	(205,536)	3,602
Accounts payable	(280,233)	11,109
Accrued expenses and taxes payable	225,736	458,061
Net cash provided by operating activities	2,485,139	3,614,283

Cash flows from investing activities:
Acquisition of property, plant and equipment	(32,148)	(90,246)
Proceeds from sale of marketable securities	2,074,729	1,719,983
Purchases of marketable securities	(2,075,583)	(2,728,522)
Net cash used in investingactivities	(33,002)	(1,098,785)

Cash flows from financing activities:
Dividends paid	(2,206,291)	(2,160,326)
Net cash used in financing activities	(2,206,291)	(2,160,326)

Net increase in cash and cashequivalents	245,846	355,172
Cash and cash equivalents at beginning of period	1,634,262	1,748,382
Cash and cash equivalents at end of period	$1,880,108	$2,103,554

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

2.        Basis of Presentation

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX.  In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three- and six-month periods ended June 30, 2014 (also referred to as the "second quarter of 2014" and the "first half of 2014", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2014. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

3.	Stock-Based Compensation

The Company maintains a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statement.  As of June 30, 2014, the Company had no share-based awards outstanding and exercisable and did not grant any options during the second quarter of 2014 or for the first half of 2014.

4.	Recent Accounting Pronouncements

In December 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.”  This amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with exceptions.  This amendment only applies to entities that have an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date.  This update became effective for interim and annual reporting periods beginning after December 15, 2013.  The update does not have a material impact on the Company’s results of operation and at the present time it does not apply to the Company.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This standard effects any entity that uses the guidance of GAAP for entering into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  It requires that an entity should recognize revenue to depict the transfer or promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for the exchange of goods or services.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2016.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This standard aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with accounting for other typical repurchase agreements.  These types of transactions will now be accounted for as secured borrowings.  It eliminates sales accounting for repurchase-to-maturity and supersedes guidance for accounting transactions involving transfers of financial assets with contemporaneous repurchase financing agreements that leads to off balance sheet accounting.  This update becomes effective for interim and annual reporting periods beginning after December 15, 2014. The update does not have a material impact on the Company’s results of operation and at the present time it does not apply to the Company.

5.         Investments

The fair values of the Company’s marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value, as follows:

●	Level 1 -	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 -
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 -	inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

June 30, 2014	Cost	Fair Value	Unrealized Gain

Available for sale:
Fixed income mutual funds	$8,031,630	$8,303,928	$272,298
Equity and other mutual funds	614,618	776,392	161,774
	$8,646,248	$9,080,320	$434,072

December 31, 2013	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
Corporate bonds (matures within 1 year)	$203,920	$200,053	$(3,867)
Fixed income mutual funds	7,325,930	7,425,687	99,757
Equity and other mutual funds	1,131,147	1,237,465	106,318
	$8,660,997	$8,863,205	$202,208

Proceeds from the sale and redemption of marketable securities amounted to $2,074,729 for the first half of 2014, which included realized losses of $15,603. Proceeds from the sale and redemption of marketable securities amounted to $1,719,983 for the first half of 2013, which included realized gains of $13,439.

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

6.	Inventories

	June 30, 2014	December 31, 2013
Inventories consist of the following:
Raw materials and work in process	$485,593	$488,757
Finished products	1,243,362	1,121,990
	$1,728,955	$1,610,747

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at June 30, 2014 and December 31, 2013 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,367,089 and $1,305,474 for the first half of 2014 and 2013, respectively.  No payments were made for interest during these periods.

The Company paid $2,206,291 ($0.48 per share) and $2,160,326 ($0.47 per share) in dividends for the first half of 2014 and 2013, respectively.

Research and development expenses amounted to $275,324 and $298,923 for the first half of 2014 and 2013, respectively, and $128,356 and $150,624 for the second quarters of 2014 and 2013, respectively. These costs are included in operating expenses.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by the State of New York for years 2010 through 2013. In March 2014 the New York State Department of Taxation and Finance (“DTF”) commenced a routine examination of the Company’s income tax returns for years 2010 through 2012.  The Company is in the early stages of the audit, and has provided the DTF with some preliminary information.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	June 30, 2014	June 30, 2013

Beginning balance – net of tax	$132,123	$178,979
Unrealized gain/(loss) on marketable securities before reclassifications - net of tax	166,929	(134,619)
Realized (loss)/gain on sale of securities reclassified from accumulated other comprehensive income	(15,603)	13,439
Ending balance - net of tax	$283,449	$57,799

10.	Income from Damage Settlement

In May 2012 the Company’s supplier of one its pharmaceutical products, RENACIDIN® IRRIGATION (“RENACIDIN”) curtailed production due to manufacturing issues. In January 2013 the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, and an additional $97,610 a month beginning January 1, 2013 for each month that the curtailment continues. It also agreed to pay an additional $48,805 for the first two months after shipments resumed, and another $24,402 for the third month after production resumed, as ramp-up payments. The payments were to continue until either the supply contract ended in January 2014 or product delivery resumed, whichever occurred first. Because deliveries resumed at the end of October of 2013, the obligation to pay $97,610 per month ceased as of that time, and the supplier’s remaining obligation was to pay the ramp-up payments for the following three months. As of the end of the first quarter of 2014, all damage settlement payments had been made. As a result, the Company did not receive any damage settlement payments in the second quarter of 2014, as compared with the $292,830 it received in damage settlement payments in the second quarter of 2013. For the first half of 2014 the Company received $24,402 in damage settlement payments, as compared with $585,660 in the first half of 2013.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. For the three and six months ended June 30, 2014 and 2013, the Company had accrued for contributions of $43,750 and $87,500, respectively, to the DC Plan.  For the first half of 2014 and 2013, the Company did not make any discretionary contributions to the DC Plan.

12.	Related-Party Transactions

During the first half of 2014 and 2013, the Company paid to Bonamassa, Maietta and Cartelli, LLP $6,500 and $2,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Other Information

Accrued Expenses
	June 30, 2014	December 31, 2013
Bonuses	$586,344	$250,000
401K plan contributions	87,500	---
Distribution fees	199,351	196,558
Payroll and related expenses	83,782	104,394
Annual report expenses	42,378	66,000
Audit fee	47,776	73,269
Other	30,173	37,794
Total Accrued Expenses	$1,077,304	$728,015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of RENACIDIN, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important personal care product line is its LUBRAJELTM line of water-based moisturizing and lubricating gels. It also sells two pharmaceutical products for urological uses. Those products are sold primarily through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the United States Department of Veterans Affairs.

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

The Company has been issued many patents and trademarks and intends, whenever it deems appropriate, to make efforts to obtain patents in connection with its product development program.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2013, and a comparison of the results of operations for the second quarter of 2014 and 2013, and the first half of 2014 and 2013. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2014 decreased by $648,435 (17.9%) compared with the comparable period in 2013. Net sales for the first half of 2014 decreased by $641,104 (8.5%) as compared with the corresponding period in 2013. The changes in net sales for the second quarter of 2014 and the first half of 2014 were attributable to changes in sales of the following product lines:

(a)
Personal care products: For the second quarter of 2014 the Company’s sales of personal care products decreased by $603,954 (22.6%) when compared with the second quarter of 2013, and for the first half of 2014 the Company’s sales of personal care products decreased by $501,186 (8.9%) when compared with the comparable period in 2013. The decreases in sales in the second quarter of 2014 and for the first six months of 2014 were primarily due to decreases in shipments of the Company's extensive line of personal care products to ASI, the Company's largest marketing partner. Sales to ASI decreased by $488,397 (22.4%) and $268,770 (5.7%) for the three- and six-month periods, respectively, ended June 30, 2014, compared with the corresponding periods in 2013. Based on information supplied to the Company by ASI, the Company believes that the decrease in sales was attributable to an unusually large demand for inventory at the end of 2013 and the beginning of 2014 based on projections by some of its large customers. Despite the Company’s decrease in shipments to ASI in both the three- and six-month periods of 2014, ASI reported that its sales of the Company’s products actually increased by 3% in the second quarter of 2014 and 9% in the first six months of 2014 compared with the same periods in 2013. ASI is also projecting an increase in its sales of the Company’s products for the full year 2014 compared with 2013, and as a result expects that its inventory needs will reflect that increase as the year progresses.

Another factor contributing to the decrease in sales of the Company’s personal care products was a decrease in sales to the Company’s marketing partners in Western Europe, for both periods discussed above, as a result of lagging sales caused by the continuing economic problems in Europe. This has caused a reduction in demand not only for the Company’s products but for other personal care products as well. Although there has also been additional competition for the Company’s products, the Company’s marketing partners in this region  have indicated that there has not been any significant loss of customers for the Company’s products.

(b)
Pharmaceuticals: For the second quarter of 2014 the Company's sales of pharmaceutical products increased by $324,700 when compared with the second quarter of 2013. For the first half of 2014 the Company's sales of pharmaceutical products increased by $554,266 when compared with the comparable period of 2013. The increases were the result of the resumption of RENACIDIN sales at the end of October 2013 after the product had been off the market between August 2012 and October 2013 due to production and regulatory problems experienced by the Company’s sole supplier of RENACIDIN in 2012. As result of that production curtailment, there were no sales of Renacidin in the first half of 2013. Sales of RENACIDIN are still significantly lower than they were prior to the production curtailment.

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

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products decreased by $374,762 (44.2%) for the second quarter of 2014, and decreased by $683,320 (39.8%) for the first half of 2014 compared with these periods in 2013. Approximately 60% of the decrease in both periods resulted from the discontinuation of sales to a customer that had eliminated the Company’s product as an ingredient in one of their products. There were no sales to this customer in the first six months of 2014 compared with $228,260 and $394,649 in the second quarter and first six months of 2013, respectively. The Company’s sales to this customer accounted for $477,679 (3.1%) of the Company’s total net sales in fiscal 2013. The rest of the decreases in medical product sales were primarily attributable to the ordering patterns of the Company's other customers for these products. The Company is currently working with a new potential medical customer to develop a new product which, if successful, could increase the Company’s medical products sales in future years.

(d)
Industrial and other products:  Sales of the Company's industrial products, as well as other miscellaneous products, increased by $25,534 (79.3%) and $16,446 (21.9%) for the three and six months, respectively, ended June 30, 2014, when compared with the corresponding periods ended June 30, 2013.

In addition to the above changes in sales, net sales allowances increased by $19,953 and $27,310 for the three and six months, respectively, ended June 30, 2014, when compared with the corresponding periods in 2013. This increase was primarily due to increases in chargebacks paid to the U.S. Department of Veterans Affairs, allowance for distribution fees, sales discounts, and returns and allowances. Discounts increased due to the discounts offered to marketing partners.

Cost of Sales

For the second quarter of 2014, cost of sales as a percentage of sales decreased to 37.1%, down from 37.6% in the second quarter of 2013. Cost of sales as a percentage of sales remained at 36.6% for the first half of 2014 and for the comparable period of 2013. The decrease for the second quarter of 2014 was primarily the result of the change in the Company’s product mix of sales.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased by $11,949 (1.9%) for the second quarter of 2014 compared with the comparable quarter in 2013, and increased by $42,125 (3.5%) for the first half of 2014 compared with the first half of 2013. The increases in operating expenses for the first half of 2014 were primarily attributable to increases in insurance and utility costs.

Other Income

Other income decreased by $303,822 for the second quarter of 2014 compared with the comparable quarter of 2013, and decreased by $592,613 for the first half of 2014 compared with the first half of 2013. These decreases were mainly attributable to the cessation of the RENACIDIN settlement payments in 2014. As a result, income from those payments decreased by $292,830 and $561,258 in the second quarter and first half of 2014, respectively, compared with the comparable periods in 2013. (See Note 10 above and the Company's Annual report on Form 10-K for 2013 for additional information.)

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds. The Company's investment income for the second quarter of 2014 decreased by $10,992 (16.9%) compared with the comparable quarter of 2013. The decrease in 2014 was mainly attributable to capital losses recognized on the sale of mutual funds, whereas during the same period in 2013 the Company recognized capital gains on the sale of such funds. For the first half of 2014 investment income decreased by $31,355 (26.3%) as compared with the first half of 2013.

Provision for Income Taxes

The provision for income taxes decreased by $240,000 (37.2%) and $368,400 (26.2%) for the three and six months, respectively, ended June 30, 2014, when compared with the comparable periods in 2013. The decrease for the second quarter of 2014 was mainly due to a decrease in income before taxes of $681,267 (34.3%). The decrease for the first half of 2014 was attributable to a decrease in income before taxes of $1,038,563 (24.1%). The Company's effective income tax rate remained approximately 32.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $13,061,866 at December 31, 2013 to $13,343,700 at June 30, 2014, an increase of $281,834. The current ratio increased from 11.5 to 1 at December 31, 2013 to 12.2 to 1 at June 30, 2014. The increase in working capital and the current ratio was primarily due to the effect of increases in prepaid taxes, marketable securities, and cash, which were partially offset by an increase in accrued expenses.

During the first half of 2014 the average period of time that an account receivable was outstanding was approximately 40 days. The average period of time that an account receivable was outstanding during the first half of 2013 was approximately 29 days. The increase was the result of extending some foreign customer payment terms from 45 days to 60 days.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2014.

The Company generated cash from operations of $2,485,139 and $3,614,283 for the first half of 2014 and 2013, respectively. The decrease was primarily due to a decrease in net income, as well as a decrease in settlement income that was earned in the prior year.

Cash used in investing activities for the first half of 2014 and 2013 was $33,002 and $1,098,785, respectively. This decrease was primarily due to a decrease in the purchases of marketable securities and an increase in the proceeds from the sale of marketable securities in the first six months of 2014 compared with the comparable period in 2013.

Cash used in financing activities was $2,206,291 and $2,160,326 for the first half of 2014 and 2013, respectively. This increase was mainly due to an increase in dividends paid per share from $0.47 per share in 2013 to $0.48 per share in 2014.

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
Date:  August 7, 2014