Form 10-Q
period 2014-09-30
UNITED GUARDIAN INC
filed 2014-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended      September 30, 2014

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

4,596,439 shares of common stock, par value $.10 per share
 (as of November 1, 2014)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013

Net sales	$2,516,620	$3,404,227	$9,456,248	$10,984,959

Costs and expenses:
Cost of sales	1,301,172	1,211,678	3,838,344	3,986,129
Operating expenses	671,600	654,027	1,911,184	1,851,486
Total costs and expenses	1,972,772	1,865,705	5,749,528	5,837,615

Income from operations	543,848	1,538,522	3,706,720	5,147,344

Other income:
Investment income	51,078	47,739	138,830	166,846
Income from damage settlement	-	292,830	24,402	878,490
Total other income	51,078	340,569	163,232	1,045,336

Income before income taxes	594,926	1,879,091	3,869,952	6,192,680

Provision for income taxes	183,500	602,300	1,221,500	2,008,700

Net Income	$411,426	$1,276,791	$2,648,452	$4,183,980

Earnings per common share (Basic and Diluted)	$$0.09	$0.28	$0.58	$0.91

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Net income	$$411,426	$1,276,791	$2,648,452	$4,183,980

Other comprehensive income:

Unrealized (loss) gain on marketable securities	(72,936)	70,568	158,928	(115,637)

Income tax benefit (expense) related to other comprehensive (loss) income	25,309	(25,008)	(55,229)	40,016

Other comprehensive (loss) income, net of tax	(47,627)	45,560	103,699	(75,621)

Comprehensive income	$363,799	$1,322,351	$2,752,151	$4,108,359

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2014	DECEMBER 31, 2013
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,237,658	$1,634,262
Marketable securities	10,059,345	8,863,205
Accounts receivable, net of allowance for doubtful accounts of $18,000 at September 30, 2014 and December 31, 2013	1,164,575	1,790,747
Receivable in connection with damage settlement	-	48,805
Inventories (net)	1,616,106	1,610,747
Prepaid expenses and other current assets	104,105	130,001
Prepaid income taxes	226,436	-
Deferred income taxes	229,451	229,451
Total current assets	14,637,676	14,307,218

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,132,570	4,090,968
Building and improvements	2,766,319	2,766,319
Waste disposal system	-	133,532
Total property, plant and equipment	6,967,889	7,059,819
Less: Accumulated depreciation	5,728,307	5,725,318
Total property, plant and equipment, net	1,239,582	1,334,501

Other assets	53,058	9,147
TOTAL ASSETS	$15,930,316	$15,650,866

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$197,523	$385,699
Accrued expenses	713,705	728,015
Income taxes payable	12,485	131,638
Total current liabilities	923,713	1,245,352

Deferred income taxes	224,816	169,587

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.	459,644	459,644
Accumulated other comprehensive income	235,822	132,123
Retained earnings	14,086,321	13,644,160
Total stockholders’ equity	14,781,787	14,235,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,930,316	$15,650,866

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash flows from operating activities:
Net income	$2,648,452	$4,183,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,521	140,911
Realized loss (gain) on sale of marketable securities	15,603	(13,439)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	626,172	(1,358,427)
Receivable from damage settlement	48,805	420,440
Inventories	(5,359)	121,159
Prepaid expenses and other current and non-current assets	(18,015)	28,237
Prepaid taxes	(226,436)	3,602
Accounts payable	(188,176)	(15,290)
Accrued expenses and taxes payable	(133,463)	127,937
Net cash provided by operating activities	2,904,104	3,639,110

Cash flows from investing activities:
Acquisition of property, plant and equipment	(41,602)	(235,062)
Proceeds from sale of marketable securities	2,074,729	1,719,983
Purchases of marketable securities	(3,127,544)	(2,776,337)
Net cash used in investing activities	(1,094,417)	(1,291,416)

Cash flows from financing activities:
Dividends paid	(2,206,291)	(2,160,326)
Net cash used in financing activities	(2,206,291)	(2,160,326)

Net (decrease) increase in cash and cash equivalents	(396,604)	187,368
Cash and cash equivalents at beginning of period	1,634,262	1,748,382
Cash and cash equivalents at end of period	$1,237,658	$1,935,750

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2014. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2013.

3.	Stock-Based Compensation

The Company maintains a stock-based compensation plan for its employees and directors, which is more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company recognizes the fair value of all share-based payments to employees, including grants of employee stock options, as a compensation expense in the financial statement. As of September 30, 2014, the Company had no share-based awards outstanding and exercisable and did not grant any options during the third quarter of 2014 or for the first nine months of 2014.

4.	Recent Accounting Pronouncements

In December 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with exceptions. This amendment only applies to entities that have an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update became effective for interim and annual reporting periods beginning after December 15, 2013 and is not expected to have a material impact on the Company’s results of operation.

In May 2014, FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This standard applies to any entity that uses the guidance of GAAP for entering into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards.  It requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for the exchange of goods or services.  This amendment is effective for interim and annual reporting periods beginning after December 15, 2016. The Company is still evaluating the potential impact on the Company’s results of operations.

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This standard aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with accounting for other typical repurchase agreements.  These types of transactions will now be accounted for as secured borrowings.  It eliminates sales accounting for repurchase-to-maturity and supersedes guidance for accounting transactions involving transfers of financial assets with contemporaneous repurchase financing agreements that leads to off-balance accounting.  This update becomes effective for interim and annual reporting periods beginning after December 15, 2014 and is not expected to have a material impact on the Company’s results of operations.

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern. Disclosure of Uncertainties about Entity’s Ability to Continue as a Going Concern.” Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern.  This amendment now provides guidance by providing a definition of substantial doubt, requires evaluation by management every reporting period for going concern issues, provides principles for considering any mitigating effects implemented by management, and the disclosures required for the assessment period of one year after issuance of the financial statements. This update becomes effective for interim and annual reporting periods beginning after December 15, 2016 with early application being permitted. The update will be adopted for reporting periods starting January 2015, and is not expected to have a material impact on the Company’s results of operations.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

September 30, 2014	Cost	Fair Value	Unrealized Gain/(Loss)

Available for Sale:
Fixed income mutual funds	$9,079,703	$9,281,398	$201,695
Equity and other mutual funds	618,505	777,947	159,442
	$9,698,208	$10,059,345	$361,137

December 31, 2013

Available for Sale:
Corporate bonds (mature within 1 year)	$203,920	$200,053	$(3,867)
Fixed income mutual funds	7,325,930	7,425,687	99,757
Equity and other mutual funds	1,131,147	1,237,465	106,318
	$8,660,997	$8,863,205	$202,208

Proceeds from the sale and redemption of marketable securities amounted to $2,074,729 for the nine months ended September 30, 2014, which included realized losses of $15,603. Proceeds from the sale and redemption of marketable securities amounted to $1,719,983 for nine months ended September 30, 2013, which included realized gains of $13,439.

Investment income consisted principally of unrealized and realized gains and losses, interest income from bonds and money market funds and dividend income from bond funds and mutual funds.

Marketable securities include investments in fixed income and equity mutual funds, government securities and corporate bonds which are classified as “available-for-sale” securities and are reported at their fair values. Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on the sales of investments are determined on a specific identification basis.

6.	Inventories

	September 30, 2014	December 31, 2013
Inventories consist of the following:
Raw materials and work in process	$460,336	$488,757
Finished products	1,155,770	1,121,990
	$1,616,106	$1,610,747

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at September 30, 2014 and December 31, 2013 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,567,089 and $1,905,474 for the nine months ended September 30, 2014 and September 30, 2013, respectively. No payments were made for interest during these periods.

The Company paid $2,206,291 ($0.48 per share) and $2,160,326 ($0.47 per share) in dividends for the nine months ended September 30, 2014 and September 30, 2013, respectively.

Research and development expenses amounted to $570,139 and $558,458 for the nine-month periods ended September 30, 2014 and September 30, 2013, respectively, and $294,815 and $259,535 for the three-month periods ended September 30, 2014 and September 30, 2013, respectively.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate.  The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by the State of New York for years 2010 through 2013. In March 2014 the New York State Department of Taxation and Finance (“DTF”) commenced a routine examination of the Company’s income tax returns for years 2010 through 2012.  The Company has provided the DTF with the information it requested.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	September 30, 2014	September 30, 2013
Beginning balance	$132,123	$178,979
Unrealized gain/(loss) on marketable securities before reclassifications - net of tax	119,302	(89,060)
Realized (loss)/gain on sale of securities reclassified from accumulated other comprehensive income	(15,603)	13,439
Ending balance - net of tax	$235,822	$103,358

10.	Income from Damage Settlement

In May 2012 the Company’s supplier of one of its pharmaceutical products, RENACIDIN® IRRIGATION (“RENACIDIN”) curtailed production due to manufacturing issues. In January 2013 the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, plus $97,610 a month beginning January 1, 2013 for each month that the curtailment continued; $48,805 for the first two months after shipments resumed; and a final payment of $24,402 for the third month after shipments resumed. Because deliveries resumed at the end of October 2013, the supplier’s obligation to pay $97,610 per month ceased as of that date. By the end of the first quarter of 2014 all damage payments had been made. As a result, there were no damage payments received by the Company in the third quarter of 2014, compared with $292,830 received in the third quarter of 2013. During the first nine months of 2014 the Company received $24,402 in damage settlement payments, compared with $878,490 during the first nine months of 2013.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. In each of the three-month periods ended September 30, 2014 and 2013 the Company accrued contributions of $43,750 to the DC Plan, and it accrued a total of $131,250 towards the DC Plan in each of the nine-month periods ended September 30, 2014 and 2013. The Company did not make any discretionary contributions to the DC Plan in the three- and nine-month periods ended September 30, 2014 and 2013.

12.	Related-Party Transactions

During the nine-month periods ended September 30, 2014 and September 30, 2013, the Company paid to Bonamassa, Maietta and Cartelli, LLP $6,500 and $8,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Other Information

Accrued Expenses

	September 30, 2014	December 31, 2013

Bonuses	$100,000	$250,000
401K plan contributions	131,250	-
Distribution fees	200,636	196,558
Payroll and related expenses	137,262	104,394
Annual report	52,100	66,000
Audit fee	62,526	73,269
Other	29,931	37,794
	$713,705	$728,015

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of RENACIDIN, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its LUBRAJELTM line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products. The Company’s research and development department is actively working on the development of new products to expand the Company's line of personal care products. Some of the Company’s products have patent protection, and others are produced using proprietary manufacturing processes.

The Company’s personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") purchases the largest volume of products from the Company.  Approximately 70% of the Company's products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States.

The Company also sells two pharmaceutical products for urological uses. Those products are sold primarily in the United States through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the U.S. Department of Veterans Affairs.

The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”), such as its catheter lubricants, as well as its specialty industrial products, are sold directly by the Company to the end users or to contract manufacturers utilized by the end users, although they are available for sale on a non-exclusive basis by its marketing partners, as well.

While the Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, some of its pharmaceutical and medical products have some unique characteristics, and as a result do not have direct competitors. However, these products may have indirect competition from other products that are not marketed as direct competitors to the Company’s products but may have similar functions or properties to the Company’s products.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2013, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2013, and a comparison of the results of operations for the three and nine months ended September 30, 2014 and September 30, 2013. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 2014 decreased by $887,607 (26.1%) compared with the comparable period in 2013. Net sales for the first nine months of 2014 decreased by $1,528,711 (13.9%) as compared with the corresponding period in 2013. The changes in net sales for the three and nine months ended September 30, 2014 were attributable to changes in sales of the following product lines:

(a)
Personal care products: For the third quarter of 2014 the Company’s sales of personal care products decreased by $1,044,123 (41.3%) when compared with the third quarter of 2013. For the nine-month period ended September 30, 2014 the Company’s sales of personal care products decreased by $1,545,310 (18.9%) when compared with the comparable period in 2013. The decreases in sales for the third quarter of 2014 and the first nine months of 2014 were primarily due to decreases in shipments of the Company’s extensive line of personal care products to ASI, the Company’s largest marketing partner. Sales to ASI decreased by $988,740 (46.0%) and $1,257,510 (18.3%) for the three- and nine-month periods, respectively, ended September 30, 2014, compared with the corresponding periods in 2013.

There were two principal reasons for the decline in the Company’s sales to ASI. The most significant was a reduction in sales in the third quarter to ASI’s single largest customer for the Company’s products. In July 2014 that customer was purchased by one of its two joint venture partners, and the Company has been informed by ASI that it believes that the new management has mandated that there be a second supplier for all of its products. As a result, a significant volume of business went to this second supplier in the third quarter of 2014, resulting in the loss of a significant amount of business for ASI and the Company. This also left ASI with excess inventory that it had brought in for this customer, which then had to be worked off in the third quarter. The Company and ASI are currently working with this customer to regain some of this lost business, and the customer has recently committed to purchasing from ASI and the Company a larger percentage of its requirements for that product than it did in the third quarter. However, at least for the near future, the Company anticipates that sales to this customer will be down significantly compared to previous years, and the Company is working closely with ASI to expand its customer base to make up for some of this lost business.

The other significant reason for the decline in sales to ASI during the third quarter was that ASI had purchased unusually large quantities of product from the Company in late 2013 and early 2014 to fill orders placed by its customers in China. As a result, ASI did not purchase similar quantities of product for those customers in the second and third quarters of 2014.  ASI has informed the Company, however, that sales to those customers in China are expected to remain strong, and that these fluctuations in purchases are more an issue of the timing of orders rather than any loss of business. In the fourth quarter of 2014 the Company received some significant new orders from ASI intended for those customers in China.

ASI also reported to the Company that despite the fact that its purchases from the Company decreased in the first nine months of 2014 compared with 2013, its sales of the Company’s products were actually up almost 2% for that period. The Company believes that this was due to ASI’s sales of inventory that it had brought in at the end of 2013, which it then sold during the first nine months of 2014. This is a further indication that at least some of the decrease in the Company’s sales to ASI was due to the timing of ASI’s sales to its customers vs. the timing of its purchases from the Company.

One additional factor that contributed to the decrease in sales of the Company’s personal care products was the continuing economic problems in Europe, which has resulted in a decrease in sales to the Company’s marketing partners in Western Europe. Although there has also been additional competition in the marketplace for the Company’s products, the Company’s marketing partners in this region have indicated that they have not yet experienced any significant loss of customers due to competitive products.

(b)
Pharmaceuticals: For the third quarter of 2014 sales of the Company’s pharmaceutical products increased by $290,509 when compared with the third quarter of 2013. For the nine-month period ended September 30, 2014 sales of the Company’s pharmaceutical products increased by $844,775 when compared with the comparable period of 2013, when there were no sales of RENACIDIN. That product had been off the market between August 2012 and October 2013 due to production and regulatory problems experienced by the Company’s sole supplier. Sales of RENACIDIN resumed at the end of October 2013, but are still significantly lower than they were prior to the production curtailment. The Company is working with a pharmaceutical consultant to better understand why sales have not attained the levels the Company had expected, and to determine the best course of action to increase sales.

The Company is also working with a new supplier that will be producing RENACIDIN in a new single-dose container, which the Company anticipates may increase its sales of this product in future years. The Company hopes to have the new dosage form on the market in 2015, subject to FDA approval.  However, any delays in FDA approval could change that timetable. The Company has submitted its application to the FDA to market the new product, and in October received some comments and questions from the FDA to which it has already responded. The Company is now awaiting further word from the FDA on the status of the application. Meanwhile, the Company is continuing to receive new shipments of the current dosage form of RENACIDIN, and expects to have adequate inventory to last until the new single-dose form is approved.

(c)
Medical (non-pharmaceutical) products: Sales of the Company’s medical products decreased by $92,045 (12.7%) for the third quarter of 2014 and by $775,364 (31.8%) for the nine-month period ended September 30, 2014 compared with the comparable periods in 2013. Almost all of the decrease in the third quarter, and approximately 55% of the decrease for the nine-month period, was attributable to the discontinuation of sales to a customer that had eliminated the Company’s product as an ingredient in one of its products. Another 32% of the nine-month decrease was attributable to a decrease in sales to four of the Company’s foreign customers. The Company believes, but has not yet been able to confirm, that this decline could be attributable to the declining economic conditions in those areas. The balance of the decrease is believed to be due to the timing of orders from certain customers.

(d)
Industrial and other products:  Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $2,958 (7.2%) for the third quarter of 2014, and increased by $13,487 (11.6%) for the nine-month period ended September 30, 2014 compared with the comparable periods in 2013.

In addition to the above changes in sales, net sales allowances increased by $38,990 and $66,299 for the three and nine months, respectively, ended September 30, 2014, when compared with the corresponding periods in 2013. This increase was due to increases in chargebacks paid to the U.S. Department of Veterans Affairs, allowance for distribution fees, sales discounts, and returns and allowances, all of which resulted primarily from the resumption of RENACIDIN sales.  Discounts increased due to the discounts offered to marketing partners.

Cost of Sales

For the third quarter of 2014, cost of sales as a percentage of sales increased to 51.7%, from 35.6% in the third quarter of 2013, and to 40.6% for the nine-months ended September 30, 2014 compared with 36.3% for the comparable period in 2013. The increase was primarily the result of the Company’s fixed overhead costs being allocated over a smaller number of production units, due to the decrease in demand for the Company’s products during the third quarter of 2014 (see “Sales” above). Due to the significant reduction in the number of units produced during the third quarter of 2014, approximately $320,000 of primarily fixed overhead costs, which are usually absorbed as production costs, were included in cost of sales as period costs during the three months ended September 30, 2014.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses increased by $17,573 (2.7%) for the third quarter of 2014 compared with the comparable quarter in 2013, and by $59,698 (3.2%) for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013. The increases for the third quarter and the nine months of 2014 were primarily attributable to increases in consulting fees, freight expense, insurance, and utility costs. Freight expense increased as a result of the resumption of sales of RENACIDIN.

Other Income

Other income decreased by $289,491 for the third quarter of 2014 compared with the comparable quarter of 2013, and $882,104 for the nine months of 2014 compared with the nine months of 2013. These decreases were mainly attributable to the cessation of the RENACIDIN settlement payments in 2014. As a result, income from those payments decreased by $292,830 and $854,088 in the third quarter and the first nine-months of 2014, respectively, compared with the comparable periods in 2013. (See Note 10 above and the Company’s Annual report on Form 10-K for 2013 for additional information.)

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds. The Company’s investment income for the third quarter of 2014 increased by $3,339 (7.0%) compared with the comparable quarter of 2013.  For the nine-month period ended September 30, 2014 investment income decreased by $28,016 (16.8%) as compared with the comparable period in 2013. This decrease was mainly attributable to capital losses recognized on the sale of mutual funds, whereas during the same period in 2013 the Company recognized capital gains on the sale of such funds.

Provision for Income Taxes

The provision for income taxes decreased by $418,800 (69.5%) and $787,200 (39.2%) for the three and nine months, respectively, ended September 30, 2014, when compared with the comparable periods in 2013. The decrease for the third quarter and the first nine months of 2014 was due primarily to a decrease in income before taxes. Income before taxes decreased by $1,284,165 (68.3%) for the third quarter of 2014 compared with the comparable quarter of 2013, and decreased by $2,322,728 (37.5%) for the nine months ended September 30, 2014 as compared to the comparable period in 2013. The primary reasons for the decreases are decreases in net sales and settlement income.

The Company's effective income tax rate remained approximately 32.0% for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $13,061,866 at December 31, 2013 to $13,713,963 at September 30, 2014, an increase of $652,097. The current ratio increased from 11.5 to 1 at December 31, 2013 to 15.8 to 1 at September 30, 2014.  The increase in working capital and the current ratio was primarily due to the effect of increases in prepaid taxes, marketable securities, and decreases in accounts payable and income taxes payable.

During the nine-month period ended September 30, 2014 the average period of time that an account receivable was outstanding was approximately 43 days. The average period of time that an account receivable was outstanding during the nine-month period ended September 30, 2013 was 42 days.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.  The Company does not expect to incur any significant capital expenditures for the remainder of 2014.

The Company generated cash from operations of $2,904,104 and $3,639,110 for the nine months ended September 30, 2014 and September 30, 2013, respectively. The decrease was primarily due to decreases in net income and accounts payable, as well as an increase in prepaid taxes.

Cash used in investing activities for the nine-month period ended September 30, 2014 and September 30, 2013 was $1,094,417, and $1,291,416, respectively. This decrease was primarily due to a decrease in cash used for the acquisition of property, plant, and equipment in the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013.

Cash used in financing activities was $2,206,291 and $2,160,326 for the nine months ended September 30, 2014 and September 30, 2013, respectively.  This increase was due to an increase in the dividend paid, from $0.47 per share in 2013 to $0.48 per share in 2014.

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
Date:  November 6, 2014