Form 10-K
period 2014-12-31
UNITED GUARDIAN INC
filed 2015-03-26
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)Yes  ☐       No  ☑

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate  market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $74,690,668.  (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2015, the Registrant had issued and outstanding 4,596,439 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

Certain  information  required by Part III  (portions of Item 10, as well as Items  11,  12,  and  13) is  incorporated  by  reference to the Registrant's definitive  proxy statement for the 2015 annual meeting of  stockholders  ("2015 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed  with the Securities and  Exchange Commission (the “SEC”) no later than 120 days after Registrant's fiscal year end.

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

(a)  Introduction

United-Guardian, Inc. ("United", the "Registrant", or the “Company”) is a Delaware corporation that, through its Guardian Laboratories Division ("Guardian"), manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical lubricants, health care products, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic and personal care products. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products.

United's predecessor, United International Research, Inc. ("UIR"), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, United's Chairman and Director of Research until his death on April 9, 2009. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corp. ("GCC"), an affiliate of UIR, whereby GCC was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly-formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile of the Company to Delaware.

The Company has a broad range of products, some of which are currently marketed, some of which are marketable but are not currently marketed by the Company, and some of which are still in the developmental stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL™ line of cosmetic ingredients and medical lubricants, which accounted for approximately 86% of the Company's sales in 2014, and RENACIDIN® IRRIGATION ("RENACIDIN"), a pharmaceutical product that accounted for approximately 9% of the Company's sales in 2014.

 (b)  Narrative Description of Business

The Company manufactures and markets cosmetic ingredients, personal and health care products, medical lubricants, pharmaceuticals, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products. The Company endeavors to develop products that fill unmet market needs, have unique properties, and use proprietary technology that it sometimes protects with patents. Many of the Company's products are marketed through collaborative agreements with larger companies. The personal care products manufactured by the Company, including the cosmetic ingredients, are marketed to end users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major manufacturers of cosmetic and personal care products. The Company sells product outright to its marketing partners, Free On Board (“FOB”) the Company’s plant in Hauppauge, New York, and those marketing partners in turn resell those products to their customers, who are typically the end users of the products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable except at the discretion of the Company.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: personal care products (including cosmetic ingredients), pharmaceuticals, medical products, and industrial products. Each product category is marketed differently.

The Company’s personal care products, including cosmetic ingredients, are marketed globally by six marketing partners, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. The products are sold directly to those marketing partners, which in turn resell those products to its customers for use in the manufacture or compounding of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”) and the specialty industrial products are sold directly by the Company to the end users or to contract manufacturers utilized by the end users. The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to end users primarily through full-line drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as comparable regulatory agencies in some foreign countries.

PRODUCTS

The Company operates in one business segment, and its product lines are separated into four distinct product categories:

PERSONAL CARE

LUBRAJEL™ is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products. In the personal care industry, they are used primarily as moisturizers and as bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. The largest-selling product in the LUBRAJEL personal care line in 2014 was LUBRAJEL OIL, followed by LUBRAJEL CG. Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name), in descending order of sales, are PF (including Norgel (see LUBRAJEL PF below)), MS, DV, and NP. In addition, many of these products are available in comparable formulations that do not contain parabens as the preservative, and instead use a different preservative system that is preferred by some customers. Those equivalent products are differentiated by adding the word “Free” after the name (for example, LUBRAJEL MS Free, DV Free, etc.), indicating that those formulations do not contain parabens.

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

LUBRAJEL NATURAL and LUBRAJEL NATURAL MARINE are two new natural forms of LUBRAJEL for cosmetic use. They are based on natural polysaccharides, which contribute moisturization, emulsion stabilization, and emolliency to personal care creams and lotions. LUBRAJEL NATURAL MARINE uses some components derived from marine sources. Both products are certified as natural by Ecocert, a leading industry certification organization for natural and organic products. The Company believes that there is a growing demand, especially in personal care products, for natural products. The Company expects to produce at least one additional formulation of these natural, water-based gels, which will be similar to the Company’s LUBRAJEL OIL product, but will contain all-natural components. This product will be marketed under the LUBRAJEL tradename as well. The Company hopes to begin to see sales of this product line in 2015.

Each of the following products accounted for less than 3% of the Company’s sales in 2014, listed in descending order of sales:

KLENSOFT™ is a surfactant (a surface active agent, such as a soap or detergent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. KLENSOFT sales have been very variable due to the ordering patterns of the customers for the product. In 2014 sales of KLENSOFT increased by 87% over 2013, from $126,697 to $237,248. The Company expects the variability in sales of this product to continue.

LUBRAJEL II XD is a version of LUBRAJEL that was developed to be a direct replacement for one of the competitive products to LUBRAJEL.

UNITWIX™ is a cosmetic additive used as a thickener for oils and oil-based liquids. It is a proprietary, unpatented product. In 2011 the Company developed a new formula for UNITWIX that it now markets under the name UNITWIX II.  It was developed as a result of the escalation in the cost, and limited availability, of the raw materials used in the manufacturing of UNITWIX, and was intended to be a direct replacement for the original UNITWIX. The new formula is less expensive to manufacture, and therefore can be marketed at a lower price. Some of the Company's customers for this product have already switched to the new formula. The Company is hopeful that this lower-cost formulation will bring in new customers for which the original product was not cost effective. However, even with the new formulation there are still issues regarding cost and availability of the raw materials needed to manufacture this product, so the Company does not expect to see significant future sales from this product line.

LUBRASIL™ is a special form of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by micro-emulsification, thereby maintaining clarity similar to the other LUBRAJEL products. The product has a silky feel, and is water resistant while moisturizing the skin. In addition to the original LUBRASIL formulation, the Company added an additional LUBRASIL formulation marketed under the tradename, LUBRASIL SB, which has a higher level of silicone than the original LUBRASIL, and is intended to be an addition to, not a replacement for, the original LUBRASIL.

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

Any future increases in sales of the LUBRAJEL line of products may be negatively impacted by sales of competitive products, including new products being produced in China.  However, the Company believes that because of the strong brand identity, the cost to the end user of reformulation, the Company’s long history of supplying quality products, the extensive line of LUBRAJEL formulations, and the Company’s continuing product development programs, it will continue to be able to compete effectively in the marketplace and expand the market for its LUBRAJEL product line (see “Competition” below).

MEDICAL

LUBRAJEL RR and RC are both gels used primarily as lubricants for urinary catheters. Both are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. LUBRAJEL RR was the original radiation-resistant LUBRAJEL product. LUBRAJEL RC was developed specifically for one customer that packages the product in unit doses as a catheter lubricant for many manufacturers. Combined sales of these two products in 2014 increased by 5.9% compared with 2013, with LUBRAJEL RC accounting for the largest portion of that increase. The combined sales of both products accounted for approximately 12.7% of the Company’s sales in 2014. Sales of both of these products are subject to year-to-year variations based on the ordering patterns of the customers for these two products.

LUBRAJEL LC was developed for a specific customer who required a product suitable for oral use, to be used in a line of mouth moisturizers that it markets. The inclusion of LUBRAJEL LC in that customer’s product line was discontinued in 2013. As a result, sales decreased by approximately 92% in 2014 compared with 2013. However, another customer began purchasing LUBRAJEL LC in the fourth quarter of 2014, so it is possible that the Company will be able to recover some of the sales that it lost.

LUBRAJEL MG is the original form of LUBRAJEL, developed as a medical lubricant in the 1970s. It is used by many medical device manufacturers for lubricating urinary catheters, pre-lubricated enema tips, and other medical devices. Sales decreased by 12% in 2014 compared with 2013, which the Company believes was the result of fluctuations in the buying patterns of customers for this product. Sales of this product represented 4.7% of the Company’s sales in both 2014 and in 2013 because overall Company sales in 2014 declined by about the same percentage as the sales decline in this product.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products. It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms. Sales have decreased in each of the past two years due to a lessening of the concerns about the use of silicone-based products.

LUBRAJEL BA is a new LUBRAJEL formulation that was specifically developed for ASI and is intended for oral care uses. ASI actively promoted this product during 2013, and the Company received its first orders for this product from ASI in February 2014. Sales of this product are not yet a significant contributor to the Company’s revenue, and it is too early to project whether or not it will become a significant product for the Company.

LUBRAJEL TF is a medical lubricant specifically developed for a global medical products company.  Initial sales of this product began at the end of 2012. Although the Company is still hopeful that sales of this product will increase, sales of this product to date have been very low. The Company has not been made privy to the customer’s marketing plans for this product, so it is impossible to predict future sales to this customer at the present time.

Sales of all of the medical grades of LUBRAJEL decreased by 16.2% in 2014 compared with 2013. Sales of these products accounted for 18.2% of the Company’s sales in 2014 compared with approximately 19.0% in 2013, due to lower total Company sales in 2014. Approximately 83% of the decrease in sales in 2014 was the result of the loss of sales of Lubrajel LC in 2014 (as discussed above), with the remainder of the decrease caused by fluctuations in the purchasing patterns of its customers.

PHARMACEUTICAL

RENACIDIN® is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and the urinary bladder. It is marketed as a ready-to-use sterile solution. It currently has regulatory approval only in the United States. Prior to 2010, RENACIDIN typically accounted for between16% and 20% of the Company's annual sales. This product has been manufactured for the Company under a long-term contract with a major U.S. drug company. Since November 2010, that supplier has experienced production issues at the facility that manufactures RENACIDIN. Those production issues were unrelated to the RENACIDIN product itself, but nevertheless resulted in two production curtailments, the second of which occurred in May 2012.  Since the Company did not receive any shipments of RENACIDIN in the first ten months of 2013, and was only able to resume sales in late October 2013, RENACIDIN sales in 2013 were only $451,565. The Company had product to sell during all of 2014, and as a result, sales of RENACIDIN increased to $1,182,402, which was still significantly below the Company’s typical yearly sales revenue from RENACIDIN prior to the production curtailments.

To reimburse the Company for profits it lost as a result of the most recent production curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier paid the Company $518,050 for the profits it lost in 2012, and continued to pay the Company $97,610 per month for each month during 2013 that the product was not available. Once production resumed, the agreement provided that the Company was to be paid $48,805 for each of the first two months after the resumption of shipments, and a final payment of $24,403 for the third month. The total amount of the reimbursement in 2014 was $24,403, compared with $1,070,561 that it received as result of this settlement agreement in 2013.

The Company’s supply contract with its current RENACIDIN supplier was scheduled to expire in January 2014, but the Company and its supplier reached an agreement to extend the supply agreement into the first quarter of 2015. Separately, the Company has already located a replacement supplier, which will be supplying the product in a new 30 mL single-dose plastic bottle. Currently the product is available only in a 500 mL glass bottle, which is difficult for the patient or care-giver to use. The Company expects that this new single-dose unit will result in wider acceptance and use of the product, and has the potential to significantly increase RENACIDIN sales. The change to the new supplier required a new submission to, and approval by, the U.S. Food and Drug Administration (“FDA”). The Company submitted its application to the FDA in August 2014 in the form of a supplement to its previous NDA for RENACIDIN, and is hoping to receive approval by the end of the first quarter of 2015. Until then, the Company plans to continue selling the current form of the product, and will bring in sufficient inventory to last until the new supplier is approved and the Company can begin to sell the new single-dose unit. The Company expects to be selling both package sizes until the supply of the 500 mL bottle is exhausted.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of CLORPACTIN have been very consistent from year-to-year, although in 2014 sales increased by 8.5% and represented approximately 4% of the Company’s sales.

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

THOROCLENS is a chlorine-based cleanser manufactured and packaged by the Company for a small company in New England who resells the product to its customers. Sales of this product increased by 15.0% in 2014.

DEVELOPMENT ACTIVITIES

The Company's research and development department has developed, in coordination with, and with  input from, its marketing partners, a large number of products that can be used in many different industries, including the personal care (including cosmetic), pharmaceutical, medical, health care, and specialty chemical industries. These products are in various stages of development, some currently marketable and some in the very early stages of development requiring a substantial amount of development work to bring them to market. Research is also being done on new uses for currently marketed products.

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

If the initial development work is successful and the estimated costs of further development are acceptable to the Company, further development work to bring the product to market will continue, including scaling up from laboratory production batches to pilot batches to full-scale production batches. In the case of drug products or medical devices, significant additional work would have to be done, including studies to determine safety and effectiveness, preparation of an Investigational New Drug (IND) application, and finally the filing of a New Drug Application (NDA). The Company does not currently have plans to develop any new drugs or medical devices.

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

LUBRAJEL OIL NATURAL:  This is intended to be the third product in the LUBRAJEL NATURAL line. It will be a new natural form of LUBRAJEL OIL that has similar lubricating properties to that of the Company’s regular LUBRAJEL OIL, but will utilize all-natural components. The polymer network in this product is based on fermented vegetable feed stock. Since development work on this product has not yet been completed, the Company has not yet applied for Ecocert certification for this product, but the Company believes that this product will be eligible for Ecocert certification, and plans to apply for it as soon as the formulation is finalized. The Company hopes to begin sampling this product to its marketing partners in the second quarter of 2015.

CONDOM LUBRICANT: In February 2014, the Company signed a product development agreement with an Australian company interested in having the Company develop a new water-based condom lubricant into which the Australian company’s patented anti-viral agent can be incorporated. The Company has completed the Phase I work, and is currently in discussions with the customer to continue on to Phase II, with the goal of supplying the product to the customer if the development work is successful.

It should be emphasized that some of the projects listed above are in the very early stages of research and development, and there can be no guarantee that any particular development project will result in a marketable product or in significant sales if it is marketed.

The Company’s research and development costs in 2014 were approximately $730,000, as compared with approximately $717,000 in 2013. It expects its research and development costs in 2015 to be comparable to those of 2014. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

The Company requires all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

TRADEMARKS AND PATENTS

The Company strongly believes in protecting its intellectual property and intends, whenever reasonably possible and economically practical, to obtain patents in connection with its product development program. The Company currently holds a number of United States patents and trademarks relating to its products, and regularly has patent and/or trademark applications pending with respect to a number of its research and development products. Some patents previously issued to the Company on certain products have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company, or that any patent applied for will be granted. However, the Company believes that its proprietary manufacturing techniques and procedures with respect to certain products offer it some protection from duplication by competitors regardless of the patent status of the products. While in recent years the Company has relied more on trade secrets, proprietary formulations, and manufacturing methods than patents to protect its intellectual property, it intends to continue to file patent applications in situations where it believes that relying on trade secrets would be insufficient protection.

The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant trademarks are LUBRAJEL™ and RENACIDIN®.

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

There was one Company patent that expired in December 2013. It was patent #5,405,622, for a radiation-resistant lubricating gel. The Company is not aware of any impact on sales of any products that were based on that patent due to competitive products using that patent technology coming on to the market.

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

The Company's domestic sales of pharmaceutical products are handled primarily through the major full-line drug wholesalers and accounted for approximately 12.5% of the Company's sales in 2014, and 6.0% in 2013. The Company's other products, such as its medical and specialty industrial products, are sold directly to customers or their contract manufacturers, who incorporate these products into their finished products.

FOREIGN SALES

In 2014, approximately 65% of the Company’s sales were to customers in foreign countries, compared with approximately 70% in 2013. These foreign sales consisted primarily of sales of its cosmetic ingredients to customers in Canada, Europe and Asia. In Asia the growth in sales has come almost exclusively from sales into China. The Company currently has six distributors for its personal care products outside the United States, with ASI being the largest. The Company has a written marketing agreement only with ASI; all other marketing arrangements are subject to cancellation at any time by either the Company or the distributor. The marketing agreement with ASI gives it exclusive foreign marketing rights with the exception of the following territories, where the Company's other marketing partners have exclusive marketing rights: the United Kingdom (by The Azelis Group); France (by Sederma SAS, a subsidiary of Croda International Plc.); Italy (by Luigi & Felice Castelli S.R.L.); Switzerland (by Azelis Cosmetics GmbH.); and South Korea (by C&M International). The Company also has significant direct sales to a company in Ireland for one of the Company’s LUBRAJEL products for a medical use.

Since the company’s sales are all in U.S. Dollars, the company does not have any issues with fluctuations in foreign currency exchange rates.

MARKETING

The Company markets its products through marketing partners and distributors, advertising in medical and trade journals, mailings to physicians and to the trade, and exhibitions at medical meetings. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, the U.S. Department of Veterans Affairs, and other government agencies. The proprietary cosmetic ingredients and other personal care products are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care manufacturers for use in the manufacture or compounding of their products. The medical and specialty industrial products are sold by the Company directly to the end users. The industrial products are older products that have limited marketability but are still being sold to some long-time customers. They are not actively marketed, but are available for sale to any new customers.

MARKETING AGREEMENTS

In 1994, the Company entered into a marketing agreement with ISP, the predecessor of ASI, whereby it would market and distribute the Company's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactured and marketed globally (and continues to do so as ASI) an extensive line of personal care and pharmaceutical additives and various other industrial products. In 1996, the parties entered into another agreement, extending ISP’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, the parties entered into an Exclusive Marketing Agreement (the "2000 Agreement"), which modified, extended, and consolidated the 1994 and 1996 agreements. In December 2002, December 2005, and May 2010 the parties entered into letter agreements that further modified and extended the 2000 Agreement until December 31, 2011. The May 2010 agreement also provided for automatic two-year renewals after December 31, 2011 unless either party terminated the arrangement upon 60 days’ notice.  Since neither party provided notice to the other with respect to termination of the contract as of December 31, 2013, the agreement between the Company and ISP (now ASI) was automatically extended until December 31, 2015.

The Company believes that in the event ASI were to cease marketing the Company's products alternative arrangements could be made with one of the other global marketers of personal care products to continue to supply products to customers currently using the Company's products, without any significant interruption of sales.

The Company has other marketing arrangements with marketing partners in the U.K., France, Switzerland, South Korea, and Italy (see “Foreign Sales’” above), but all of these other arrangements are operating under either verbal agreements or expired written agreements, and are subject to termination at any time by either party.

RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that together accounted for approximately 84% of the raw material purchases by the Company in 2014, and 67% in 2013. The names of the suppliers and the specific raw materials are considered by the Company to be confidential and proprietary.

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

CUSTOMERS

The Company’s personal care/cosmetic ingredients are marketed and sold globally by six marketing partners. Those marketing partners in turn market and distribute those products to hundreds of end users world-wide. Although the Company depends on those marketing partners for the marketing and distribution of its personal care products, it is confident that if any of its marketing partners were to decide not to sell the Company’s products, or if the Company chose to replace one or more of those marketing partners, it would be able to put in place new marketing agreements to service its customers in any of the geographic areas affected. If necessary, the Company would also be able to sell directly to the end users of its products until such time as a new marketing partner is put in place.

The Company’s pharmaceutical products are sold to, and distributed by, full-line drug wholesalers throughout the United States. It’s medical and specialty industrial products are sold directly by the Company to the end users of those products or, in some cases, to contract manufacturers used by some of those end users.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2014 and 2013 the Company incurred $42,000 and $33,000, respectively, in federal, state, and local environmental law compliance costs. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

EMPLOYEES

The Company presently has 36 employees, 4 of whom serve in an executive capacity, 19 in research, quality control and manufacturing, 7 in maintenance and construction, and 6 in office and administrative support services. Of the total number of employees, 32 work full time.

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

The following table sets forth the high and low closing sale prices of the shares of Common Stock, as reported by NASDAQ, for the period January 1, 2013 to December 31, 2014. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2014		Year Ended December 31, 2013
		High	Low	High	Low
First	(1/1 - 3/31)	$29.25	$26.95	$22.69	$18.84
Second	(4/1 - 6/30)	34.43	26.66	26.55	19.95
Third	(7/1 - 9/30)	30.60	20.99	28.33	23.80
Fourth	(10/1 - 12/31)	22.89	19.00	28.80	24.28

Holders of Record

As of March 3, 2015, there were 832 holders of record of Common Stock.

Cash Dividends

On May 14, 2014, the Company’s Board of Directors declared a semi-annual cash dividend of $0.48 per share, which was paid on June 13, 2014 to all stockholders of record as of May 30, 2014. On November 20, 2014, the Company’s Board of Directors declared a semi-annual cash dividend of $0.32 per share, which was paid on December 22, 2014 to all stockholders of record as of December 8, 2014.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s marketable securities include investments in equity and fixed income mutual funds, and government securities. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity.  Realized gains or losses on mutual funds are determined using the average cost method, while realized gains or losses on government securities and bonds are determined using the specific-identification method.  Realized gains or losses on the Company's marketable securities are insignificant for the years ended December 31, 2014 and 2013. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2014 and 2013 the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Results of Operations

Year ended December 31, 2014 compared with the year ended December 31, 2013:

Net Sales

Net sales in 2014 decreased by $1,967,214 (12.8%) compared with 2013. The net decrease was the result of the following changes in sales in the different product categories:

(a)	Personal care products:

Sales of the Company's personal care products, including cosmetic ingredients, decreased by $2,038,440 (17.8%) for the year ended December 31, 2014 when compared with 2013. The decrease was attributable primarily to a decrease in sales to ASI, the Company’s largest marketing partner. Sales to ASI in 2014 decreased by $1,753,174 (18.1%) compared with 2013. Sales to three of the Company’s marketing partners in Europe, decreased by $422,921 (25.1%) in 2014 compared with 2013, while sales to the Company’s distributor in Korea increased slightly.

There were two principal reasons for the decline in the Company’s sales to ASI in 2014. The most significant was a reduction in sales in the third quarter of 2014 to ASI’s single largest customer for one of the Company’s products. The Company was informed by ASI that the customer had new management in place, and it has been mandated that there be a second supplier for all of that company’s products. As a result, a significant volume of business went to this second supplier in the third quarter of 2014, resulting in the loss of a significant amount of business for ASI and the Company. This also left ASI with excess inventory that it had brought in for this customer, which then had to be worked off. As a result of discussions between the Company, ASI, and this customer, the Company believes that in 2015 it will regain some of the business that it lost to the second source supplier. However, for the near future the Company anticipates that sales to this customer will be down compared with previous years, and the Company is working closely with ASI to expand its customer base to make up for some of this lost business.

The other significant reason for the decline in sales to ASI during 2014 was the purchase by ASI of unusually large quantities of product at the end of 2013 and first quarter of 2014 to fill orders placed by its customers in China. As a result, ASI did not purchase similar quantities of product for those customers in the second and third quarters of 2014.  ASI has informed the Company, however, that sales to those customers in China are expected to remain strong, and that these fluctuations in purchases are more an issue of the timing of orders rather than any loss of business. In the fourth quarter of 2014 and the first quarter of 2015 the Company received substantial new orders from ASI intended for those customers in China.

In addition to the lower sales to ASI, sales to the Company’s other marketing partners in Europe were down due to the continuing economic problems in Europe. Although there has also been additional competition in the marketplace for the Company’s products, the Company’s marketing partners in Europe have indicated that they have not yet experienced any significant loss of customers due to competitive products.

Total sales of all of the Company's LUBRAJEL products for both personal care and medical uses decreased by $2,547,184 (18.1%) in 2014 compared with 2013. The unit volume of all LUBRAJEL products sold, both for personal care and medical uses, decreased by approximately 17.9% in 2014 compared with 2013. Revenue from the Company’s personal care products was also negatively impacted in 2014 due to discounts offered by the Company from time to time to retain or increase the sales to some of its large-volume customers, and to bring in new customers that may be evaluating competitive products. In 2014 those sales discounts totaled $119,965, compared with $11,000 in 2013. Of the $119,965 in sales discounts in 2014, $23,965 had been paid, and $96,000 accrued, as of December 31, 2014. The $96,000 of accrued sales discounts consisted of rebates given to one of the Company’s largest customers in order to retain and increase its business with that customer. The Company anticipates that the rebates to be given in 2015 will be less than in 2014 due to the Company discounting the price of some of its products for some of its large volume customers rather than offering rebates.

(b)	Pharmaceuticals:

Sales of the Company’s two pharmaceutical products, RENACIDIN and CLORPACTIN, together increased by $769,636 (83.9%) for the year ended December 31, 2014 compared with 2013, with RENACIDIN accounting for almost the entire increase. RENACIDIN accounted for 8.8% of the Company's sales in 2014, and 3.0% of sales in 2013. RENACIDIN had been off the market from August 2012 until the end of October 2013 due to production and regulatory problems experienced by the Company’s sole supplier. RENACIDIN sales are still significantly lower than they were prior to the production curtailment. Towards the end of 2014 the Company worked with a pharmaceutical consultant to better understand why sales have not attained previous levels, and is continuing its efforts to ensure that previous prescribers of the product are aware that the product is available again.

The Company is also working with a new supplier that will be producing RENACIDIN in a new single-dose container, which the Company hopes will increase its sales of this product in future years. In August 2014 the Company filed an application with the FDA to market the new product, is hoping to receive FDA approval by the end of the first quarter of 2015, and hopes to have the new product on the market in the third quarter of 2015. However, any delays in FDA approval could change that timetable.  Meanwhile, the Company is continuing to receive new shipments of the current dosage form of RENACIDIN, and expects to have adequate inventory to last until the new single-dose form is approved.

The increase in sales of the Company’s pharmaceutical products was reduced by an increase of $49,462 in allowances for distribution fees, product returns, and chargebacks paid to the U.S. Department of Veterans Affairs.

(c)	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products decreased by $534,454 (17.6%) in 2014 compared with 2013. Approximately 83% of the decrease for 2014 was attributable to the discontinuation of sales to a customer that had eliminated the Company’s product as an ingredient in one of its products at the end of 2013. The balance of the decrease is believed to be due to the timing of orders from certain customers.

(d)	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, increased by $5,471 (3.3%) in 2014 when compared with 2013.

Cost of Sales

Cost of sales as a percentage of net sales in 2014 increased to 39.5% from 36.4% in the prior year. The increase was primarily the result of the Company’s fixed overhead costs being allocated over a smaller number of production units, due to the decrease in demand for the Company’s products during the third quarter of 2014 (see “Net Sales” above).  Due to a reduction in the number of units produced some of the fixed overhead costs, which are usually absorbed as production costs, were included in cost of sales as period costs during the third quarter of 2014. Changes in the Company’s product sales mix and additional sales discounts provided to customers also contributed to the increase.

Operating Expenses

Operating expenses increased by $136,471 (5.4%) in 2014 compared with the prior year. The increase was mainly attributed to increases in freight expense, insurance, payroll and payroll-related expenses. The increase in freight expense was a result of an increase in shipments of RENACIDIN in 2014 compared with 2013.

Portions of the Company's operating expenses are directly attributable to the research and development that the Company performs. In 2014 and 2013, the Company incurred approximately $730,000 and $717,000 respectively, in research and development expenses, which are included in operating expenses. The increase in R&D costs incurred in 2014 was primarily attributable to increases in payroll costs. In 2014 approximately $20,000 was received from two customers for R&D work on the development of new products.  The payment was mainly for salary expense and is included in the 2014 R&D expense above.

Other Income (Expense)

Other income (net) decreased by $1,066,313 (80.2%) for the year ended December 31, 2014 when compared with 2013. The decreases were mainly attributable to the cessation of the RENACIDIN settlement payments in 2014.  As a result, income from those payments decreased $1,046,158 for the year ended 2014 as compared to 2013.

The Company earns interest income from money market funds and bonds, and dividend income from both stock and bond mutual funds.  Other income was reduced in 2014 by a decrease in investment income of $20,155 (7.8%), which primarily resulted from the loss on the sale of mutual funds.

Provision for Income Taxes

The provision for income taxes decreased by $1,023,999 (37.5%) in 2014 compared with 2013. This decrease was mainly due to a decrease in income from operations and from the cessation of the RENACIDIN damage settlement. The Company’s effective income tax rate was approximately 30% in 2014 and 32% in 2013, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities as well as the utilization of research and development tax credits.

Liquidity and Capital Resources

Working capital increased from $13,061,866 at December 31, 2013 to $13,688,101 at December 31, 2014, an increase of $626,235 (4.8%). The current ratio increased from 11.5 to 1 at December 31, 2013 to 15.0 to 1 at December 31, 2014. The increases in working capital and the current ratio were mainly due to additional purchases of marketable securities, increases in cash, and decreases in accounts payable and income taxes payable, partially offset by a decrease in inventories.

 Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2014 decreased by $197,487 as compared with 2013. The average period of time that an account receivable was outstanding was approximately 46 and 33 days in 2014 and in 2013, respectively. The increase was the result of extending some foreign customer payment terms from 45 days to 60 days. The Company has bad debt reserves of $30,000 and $18,000 for 2014 and 2013, respectively, and believes that the net balance of its accounts receivable is fully collectable as of December 31, 2014.

The Company does not maintain a line of credit with a financial institution because the Company has no foreseeable need for a line of credit, and therefore management believes that the cost of maintaining a line of credit is not justified, especially considering the strong financial condition of the Company.

The Company generated cash from operations of $4,480,752 in 2014 compared with $5,805,086 in 2013. The decrease in 2014 was primarily due to decreases in net income and accounts payable.

Net cash used in investing activities was $414,480 for the year ended December 31, 2014, compared with $1,460,662 for the year ended December 31, 2013. This decrease was mainly due to a decrease in purchases of marketable securities in 2014 compared with 2013.

Cash used in financing activities was $3,677,151 and $4,458,544 during the years ended December 31, 2014 and 2013, respectively. The decrease was mainly due to a lower dividend being paid out in December 2014 than was paid in December 2013.

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

(a)  Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2014. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. At the present time the Company is still utilizing the COSCO 2009 regulations until it converts to COSCO 2013.

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

(c)  Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2014 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2015 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" to be contained in the Company's 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" to be contained in the Company's 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers" to be contained in the Company's 2015 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Baker Tilly Virchow Krause, LLP (“Baker Tilly”), the Company’s principal accountants, to the Company for the quarterly reviews and year-end audit of the Company's financial statements for 2014 and 2013, were approximately $83,000 for each of those fiscal years ($7,000 for each of the first three fiscal quarters and $61,000 for the year-end audit). In addition, Baker Tilly was reimbursed up to $1,000 for out-of-pocket expenses each fiscal year.

Audit-Related Fees

During 2014 and 2013 there were no fees paid to Baker Tilly in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to the Company by Baker Tilly in 2014 or 2013.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Kenneth H. Globus
Kenneth H. Globus
Date: March 20, 2015		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kenneth H. Globus	President, General Counsel, Chairman	March 20, 2015
	Kenneth H. Globus	of the Board of Directors (Principal Executive Officer)

By:	/s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 20, 2015
	Robert S. Rubinger	Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Lawrence F. Maietta	Director	March 20, 2015
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director	March 20, 2015
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director	March 20, 2015
Andrew A. Boccone

By:	/s/ Christopher W. Nolan, Sr.	Director	March 20, 2015
Christopher W. Nolan, Sr.

EXHIBIT INDEX

Exhibit #		Description

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
December 31, 2014 and 2013)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United-Guardian, Inc.
Hauppauge, New York

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP
Melville, New York
March 20, 2015

STATEMENTS OF INCOME

	Years ended December 31,
	2014	2013

Net sales	$13,449,679	$15,416,893

Costs and expenses:
Cost of sales	5,317,707	5,610,813
Operating expenses	2,640,997	2,504,526
Total costs and expenses	7,958,704	8,115,339
Income from operations	5,490,975	7,301,554

Other income:
Investment income	239,592	259,747
Income from damage settlement	24,403	1,070,561
Total other income	263,995	1,330,308
Income from operations before income taxes	5,754,970	8,631,862

Provision for income taxes	1,704,554	2,728,553
Net income	$4,050,416	$5,903,309

Earnings per common share (basic and diluted)	$.88	$1.28

Weighted average shares (basic and diluted)	4,596,439	4,596,439

STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2014	2013

Net income	$4,050,416	$5,903,309

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities	191,533	(71,711)

Income tax (expense) benefit	(63,787)	24,855
Other comprehensive income (loss), net of tax	127,746	(46,856)

Comprehensive income	$4,178,162	$5,856,453

See Notes to Financial Statements

BALANCE SHEETS

ASSETS

	December 31,
	2014	2013
Current assets:
Cash and cash equivalents	$2,023,383	$1,634,262
Marketable securities	9,389,501	8,863,205
Accounts receivable, net of allowance for doubtful accounts of $30,000 in 2014 and $18,000 in 2013	1,593,260	1,790,747
Receivable in connection with damage settlement	---	48,805
Inventories (net)	1,237,154	1,610,747
Prepaid expenses and other current assets	165,691	130,001
Prepaid income taxes	30,643	---
Deferred income taxes	223,439	229,451
Total current assets	14,663,071	14,307,218

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,138,875	4,090,968
Building and improvements	2,773,002	2,766,319
Waste disposal system	---	133,532
Total property, plant and equipment	6,980,877	7,059,819

Less accumulated depreciation	5,772,974	5,725,318
Net property, plant, and equipment	1,207,903	1,334,501

Other assets:	68,042	9,147
Total assets	$15,939,016	$15,650,866

See Notes to Financial Statements

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2014	2013
Current liabilities:
Accounts payable	$141,111	$385,699
Accrued expenses	833,859	728,015
Income taxes payable	---	131,638
Total current liabilities	974,970	1,245,352

Deferred income taxes	227,108	169,587

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,596,439 shares issued and outstanding at December 31, 2014 and 2013, respectively	459,644	459,644
Accumulated other comprehensive income	259,869	132,123
Retained earnings	14,017,425	13,644,160
Total stockholders’ equity	14,736,938	14,235,927
Total liabilities and stockholders’ equity	$15,939,016	$15,650,866

See Notes to Financial Statements

STATEMENT OF STOCKHOLDERS' EQUITY

Years ended December 31, 2014 and 2013

	Common stock		Accumulated other comprehensive	Retained
	Shares	Amount	income	earnings	Total

Balance, January 1, 2013	4,596,439	$459,644	$178,979	$12,199,395	$12,838,018

Change in unrealized gains on marketable securities, net of deferred income tax benefit of $24,855			(46,856)		(46,856)

Net income				5,903,309	5,903,309

Dividends declared				(4,458,544)	(4,458,544)

Balance, December 31, 2013	4,596,439	459,644	132,123	13,644,160	14,235,927

Change in unrealized gains on marketable securities, net of deferred income tax expense of $63,787			127,746		127,746

Net income				4,050,416	4,050,416

Dividends declared and paid				(3,677,151)	(3,677,151)

Balance, December 31, 2014	4,596,439	$459,644	$259,869	$14,017,425	$14,736,938

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,050,416	$5,903,309
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	181,188	189,729
Realized loss (gain) on sales of marketable securities	25,127	(18,675)
Increase (decrease) in allowance for bad debts	12,325	(11,089)
Deferred income taxes	(254)	(12,161)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	185,162	(762,031)
Receivable from damage settlement	48,805	469,245
Inventories	373,593	(367,997)
Prepaid expenses and other current and non-current assets	(94,585)	(6,690)
Prepaid income taxes	(30,643)	3,602
Accounts payable	(244,588)	234,314
Accrued expenses and taxes payable	(25,794)	183,530
Net cash provided by operating activities	4,480,752	5,805,086

Cash flows from investing activities:
Acquisitions of plant and equipment	(54,590)	(288,367)
Purchases of marketable securities	(3,437,478)	(5,311,313)
Proceeds from sales of marketable securities	3,077,588	4,139,018
Net cash used in investing activities	(414,480)	(1,460,662)

Cash flows from financing activities:
Dividends paid	(3,677,151)	(4,458,544)
Net cash used in financing activities	(3,677,151)	(4,458,544)

Net increase (decrease) in cash and cash equivalents	389,121	(114,120)
Cash and cash equivalents, beginning of year	1,634,262	1,748,382
Cash and cash equivalents, end of year	$2,023,383	$1,634,262

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical lubricants, health care products, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic and personal care products. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, LUBRAJEL™ and RENACIDIN® IRRIGATION (“RENACIDIN”) together accounted for 94.6% and 94.4% of revenue for the years ended December 31, 2014 and December 31, 2013, respectively. LUBRAJEL accounted for 85.9% and 91.4% of revenue for the years ended December 31, 2014 and December 31, 2013, respectively, and RENACIDIN accounted for 8.8% and 2.9% of revenue for the years ended December 31, 2014 and December 31, 2013, respectively.

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

From time to time during 2014 the Company offered discounts and/or rebates to some of its customers in order to retain or increase sales to those customers. In 2014 those sales discounts totaled $119,965, compared with $11,000 in 2013. Of the $119,965 in sales discounts in 2014, $23,965 had been paid, and $96,000 accrued, as of December 31, 2014. The $96,000 of accrued sales discounts consisted of rebates given to one of the Company’s largest customers in order to retain and increase its business with that customer.

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

Dividends

On May 14, 2014, the Company’s Board of Directors declared a semi-annual cash dividend of $0.48 per share, which was paid on June 13, 2014 to all stockholders of record as of May 30, 2014. On November 20, 2014, the Company’s Board of Directors declared a semi-annual cash dividend of $0.32 per share, which was paid on December 22, 2014 to all stockholders of record as of December 8, 2014. Total dividends declared and paid in 2014 were $3,677,151.

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

Supplemental Disclosures of Non-cash Investing and Financing Activities

Cash payments for income taxes were $1,867,089 and $2,605,474 for the years ended December 31, 2014 and 2013, respectively.

Marketable Securities

Marketable securities include investments in equity and fixed income mutual funds, and government securities, all of which have a high degree of liquidity, are classified as "Available for Sale" securities, and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on sales of investments and declines in value judged to be other than temporary, if any, are reported in other income with cost being determined on a specific identification basis. Fair values are based on quoted market prices. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.  No impairments were necessary at December 31, 2014 and 2013.

Other Assets

Other assets at December 31, 2014 consisted of $60,042 expended in connection with the development of a new dosage form and manufacturing process for RENACIDIN, and $8,000 in costs incurred in re-registering the Company’s LUBRAJEL trademark. The Company will determine the appropriate amortization rate for these assets at such time as they are put into service.

Fair Value of Financial Instruments

Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their carrying value due to their short payment terms and liquid nature.

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

For the year ended December 31, 2014, two of the Company’s distributors and marketing partners accounted for 64.7% of the Company’s revenues during the year, and 56.3% of its outstanding accounts receivable at year end. For the year ended December 31, 2013, two of the Company’s distributors and marketing partners, one the same as in 2014, and the other different, accounted for a total of 69% of the Company’s revenues during the year, and 72% of its outstanding accounts receivable at year end.

Vendor Concentration

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that collectively accounted for approximately 84% and 67% of the raw material purchases by the Company in 2014 and 2013, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2014 and 2013, the Company did not have any unrecognized income tax benefits.  It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred.  During the years ended December 31, 2014 and 2013 the Company did not record any interest or penalties. The Company’s tax returns are subject to examination by the United States Internal Revenue Service and by the State of New York for years 2010 through 2013. In March 2014 the New York State Department of Taxation and Finance (“DTF”) commenced a routine examination of the Company’s income tax returns for years 2010 through 2012. The DTF has completed its examination and has accepted the tax returns as filed.

Research and Development

The Company's research and development expenses, included in operating expenses, are recorded in the year incurred. Research and development expenses were approximately $730,000 and $717,000 for the years ended December 31, 2014 and 2013, respectively.

Shipping and Handling Costs

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $86,000 and $45,000 for the years ended December 31, 2014 and 2013, respectively.

Advertising Costs

Advertising costs are expensed as incurred. During 2014 and 2013 the Company incurred $20,000 and $16,000, respectively, in advertising costs.

Stock-Based Compensation

In 2004, the Company approved a stock option plan ("2004 Stock Option Plan") authorizing the granting of stock options to Company employees and Directors. No options were ever issued under this plan, and it expired in March 2014.

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

New Accounting Standards

In December of 2013, FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This amendment requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward with exceptions.  This amendment only applies to entities that have an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. This update became effective for interim and annual reporting periods beginning after December 15, 2013. The update does not have a material impact on the Company’s results of operation.

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

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This standard aligns the accounting for repurchases-to-maturity transactions and repurchase agreements executed as a repurchase financing with accounting for other typical repurchase agreements. These types of transactions will now be accounted for as secured borrowings. It eliminates sales accounting for repurchase-to-maturity and supersedes guidance for accounting transactions involving transfers of financial assets with contemporaneous repurchase financing agreements that leads to off-balance accounting. This update becomes effective for interim and annual reporting periods beginning after December 15, 2014 and is not expected to have a material impact on the Company’s results of operations.

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

December 31, 2014	Cost	Fair Value	Unrealized Gain/(Loss)

Available for sale:
Fixed income mutual funds	$8,373,674	$8,575,285	$201,611
Equity and other mutual funds	622,086	814,216	192,130
	$8,995,760	$9,389,501	$393,741

December 31, 2013

Available for sale:
Corporate bonds (maturing within 1 year)	$203,920	$200,053	$(3,867)
Fixed income mutual funds	7,325,930	7,425,687	99,757
Equity and other mutual funds	1,131,147	1,237,465	106,318
	$8,660,997	$8,863,205	$202,208

Proceeds from the sale and redemption of marketable securities amounted to $3,077,588 and $4,139,018 for the years ended December 31, 2014 and 2013, respectively. Losses of $25,127 and gains of $18,675 were realized for the years ended December 31, 2014 and 2013, respectively.

Investment income consisted principally of unrealized and realized gains and losses, interest income from bonds and money market funds, and dividend income from bond funds and mutual funds.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 31,
	2014	2013

Raw materials and work-in-process	$395,092	$488,757
Finished products	842,062	1,121,990
	$1,237,154	$1,610,747

Finished product inventories at December 31, 2014 and 2013 are stated net of a reserve of $20,000 for slow moving and obsolete items.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
	2014	2013
Current
Federal	$1,714,387	$2,721,068
State	(9,579)	19,646
	1,704,808	2,740,714
Deferred
Federal	(4,003)	(11,810)
State	3,749	(351)
	(254)	(12,161)
Total provision for income taxes	$1,704,554	$2,728,553

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2014		2013
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate of 34%	$1,957,000	34.0%	$2,935,000	34.0%
State income taxes, net of Federal benefit	(4,000)	(0.1)	13,000	0.2
Domestic Production Activities tax benefit	(168,000)	(2.9)	(180,000)	(2.1)
Nondeductible expenses	1,000	---	1,000	---
Prior year over-accrual	(56,000)	(1.0)	(19,000)	(0.2)
R&D credits	(25,000)	(0.4)	(20,000)	(0.2)
Other, misc.	---	---	(1,000)	---
Actual income tax expense	$1,705,000	29.6%	$2,729,000	31.7%

During 2014 and 2013, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 9% of net income from domestic production activities in each year.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2014	2013
Deferred tax assets
Current
Accounts receivable	$10,164	$6,089
Inventories	14,037	16,862
Accrued expenses	199,238	206,500
	223,439	229,451
Deferred tax liabilities
Non-current
Depreciation	(93,236)	(99,502)
Unrealized gain on marketable securities	(133,872)	(70,085)
	(227,108)	(169,587)
Net deferred tax (liability) asset	$(3,669)	$59,864

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $103,000 and $101,000 for each of the years ended December 31, 2014 and 2013.  In 2014 and 2013 employees were able to defer up to $17,500 for each year respectively (plus $5,500 for employees over the age of 50) of their yearly pay as a pre-tax investment in the 401(k)plan, in accordance with limits set by the IRS. (Those limits have been increased to $18,000 (plus an additional $6,000 for employees over the age of 50) for the year 2015).

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. In December 2014 and 2013 the Company’s Board of Directors authorized discretionary contributions in the amount of $175,000 per year, to be allocated among all eligible employees, for the 2014 and 2013 plan years. The 2014 contribution was paid in 2014, and the 2013 contribution was paid in 2013. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

Stock Option Plans

In March 2004 the Board of Directors of the Company approved the adoption of the 2004 Stock Option Plan, which authorized the granting of stock options to both employees and Directors. The plan was ratified by the shareholders on May 19, 2004. No options were ever granted under the plan, and it expired in March 2014.

NOTE  F -  GEOGRAPHIC and OTHER INFORMATION

Through its Guardian Laboratories division the Company manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical lubricants, health care products, and specialty industrial products.  It also conducts research and development, primarily related to the development of new and unique cosmetic and personal care products. The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company’s products. Many of the cosmetic ingredient products manufactured by Guardian, particularly its LUBRAJEL line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

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

(a)	Net Sales

	Years ended December 31,
	2014	2013

Personal Care	$9,421,041	$11,459,482
Medical	2,494,205	3,028,659
Pharmaceutical	1,686,563	916,927
Industrial and other	169,486	164,014
	13,771,295	15,569,082
Less: Discounts and allowances	(321,616)	(152,189)
	$13,449,679	$15,416,893

(b)	Geographic Information

	Years ended December 31,
	2014		2013
	Revenues	Long-Lived Assets	Revenues	Long-Lived Assets

United States	$4,723,779	$1,207,903	$4,580,429	$1,334,501
China	3,500,955	---	3,519,450	---
Canada	2,436,596	---	3,390,619	---
United Kingdom	703,142	---	846,730	---
India	615,890		431,015
France	582,478	---	856,285	---
Other countries	886,839	---	1,792,365	---
	$13,449,679	$1,207,903	$15,416,893	$1,334,501

(c)	Sales to Major Customers

	Years ended December 31,
	2014	2013

Customer A	$7,929,208	$9,712,382
Customer B	582,478	856,285
Customer C	615,890	431,015
All other customers	4,322,103	4,417,211
	$13,449,679	$15,416,893

Customer A had one customer that comprised 32% of Customer A’s sales of the Company’s products in 2014, and 36% of its sales in 2013.

NOTE G – COMPREHENSIVE INCOME

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	December 31, 2014	December 31, 2013
Beginning balance - net of tax	$132,123	$178,979
Unrealized gain/(loss) on marketable securities before reclassifications - net of tax	152,873	(65,531)
Realized (loss)/gain on sale of securities reclassified from accumulated other comprehensive income	(25,127)	18,675
Ending balance - net of tax	$259,869	$132,123

NOTE H - INCOME FROM DAMAGE SETTLEMENT

In May 2012 the supplier of one of the Company’s pharmaceutical products, RENACIDIN, curtailed production due to manufacturing issues. In January 2013 the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for the profit the Company lost during 2012 as result of the curtailment, plus $97,610 a month beginning January 1, 2013 for each month that the curtailment continued; $48,805 for each of the first two months after shipments resumed; and a final payment of $24,403 for the third month after shipments resumed. Because deliveries resumed at the end of October 2013, the supplier’s obligation to pay $97,610 per month ceased as of that date.  By the end of the first quarter of 2014 all damage payments had been made. As a result, the Company received only $24,403 in damage settlement payments for the year ended December 31, 2014, as compared with $1,070,561 for the year ended December 31, 2013.

NOTE I - ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013 consist of:

	2014	2013

Bonuses	$225,000	$250,000
Distribution fees	203,483	196,558
Payroll and related expenses	127,585	104,394
Annual report expenses	61,000	66,000
Audit fee	82,000	73,269
Sales rebates	96,000	---
Other	38,791	37,794
	$833,859	$728,015

NOTE J - RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2014 and 2013 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $17,000, and $14,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.