Form 10-Q
period 2015-03-31
UNITED GUARDIAN INC
filed 2015-05-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended                     March 31, 2015

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

4,596,439 shares of common stock, par value $.10 per share
 (as of May 1, 2015)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.
INDEX TO FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2015	2014

Net sales	$4,372,393	$3,959,492

Costs and expenses:
Cost of sales	1,679,202	1,432,918
Operating expenses	627,235	615,642
Total costs and expenses	2,306,437	2,048,560
Income from operations	2,065,956	1,910,932

Other income:
Investment income	53,454	33,819
Income from damage settlement	-	24,402
Total other income	53,454	58,221

Income before income taxes	2,119,410	1,969,153

Provision for income taxes	658,900	633,400

Net income	$1,460,510	$1,335,753

Earnings per common share (Basic and Diluted)	$0.32	$0.29

Weighted average shares – basic and diluted	4,596,439	4,596,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2015	2014

Net income	$1,460,510	$1,335,753

Other comprehensive income:

Unrealized gain on marketable securities during period	98,870	89,915

Income tax expense related to other comprehensive income	33,616	31,282

Other comprehensive income, net of tax	65,254	58,633

Comprehensive income	$1,525,764	$1,394,386

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31, 2015	DECEMBER 31, 2014
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$977,493	$2,023,383
Marketable securities	12,342,066	9,389,501
Accounts receivable, net of allowance for doubtful accounts of $18,000 at March 31, 2015 and $30,000 at December 31, 2014	2,278,018	1,593,260
Inventories (net)	992,201	1,237,154
Prepaid expenses and other current assets	152,781	165,691
Prepaid income taxes	24,194	30,643
Deferred income taxes	223,439	223,439
Total current assets	16,990,192	14,663,071

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,141,018	4,138,875
Building and improvements	2,773,002	2,773,002
Total property, plant and equipment	6,983,020	6,980,877
Less: Accumulated depreciation	5,815,682	5,772,974
Total property, plant and equipment, net	1,167,338	1,207,903

Other assets:	78,692	68,042
TOTAL ASSETS	$18,236,222	$15,939,016

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	MARCH 31, 2015	DECEMBER 31, 2014
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$208,261	$141,111
Accrued expenses	852,385	833,859
Income taxes payable	652,150	-
Total current liabilities	1,712,796	974,970

Deferred income taxes	260,724	227,108

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at March 31, 2015 and December 31, 2014	459,644	459,644
Accumulated other comprehensive income	325,123	259,869
Retained earnings	15,477,935	14,017,425
Total stockholders’ equity	16,262,702	14,736,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,236,222	$15,939,016

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,460,510	$1,335,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,708	46,151
Realized loss on sale of investments	-	17,582
Provision for bad debts	(12,326)	-
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(672,432)	(898,344)
Receivable from damage settlement	-	48,805
Inventories	244,953	(52,906)
Prepaid expenses and other assets	2,260	(44,774)
Prepaid income taxes	6,449	-
Accounts payable	67,150	(176,691)
Accrued expenses and taxes payable	670,676	606,636
Deferred revenue	-	10,000

Net cash provided by operating activities	1,809,948	892,212

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,143)	(4,127)
Proceeds from sale of marketable securities	-	459,723
Purchase of marketable securities	(2,853,695)	(2,008,884)
Net cash used in investing activities	(2,855,838)	(1,553,288)

Net decrease in cash and cash equivalents	(1,045,890)	(661,076)
Cash and cash equivalents at beginning of period	2,023,383	1,634,262
Cash and cash equivalents at end of period	$977,493	$973,186

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

Interim financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2015. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Stock-Based Compensation

The Company does not have any stock-based compensation plans.

4.	Recent Accounting Pronouncements

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

In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern. Disclosure of Uncertainties about Entity’s Ability to Continue as a Going Concern.” Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This amendment now provides guidance by providing a definition of substantial doubt, requires evaluation by management every reporting period for going concern issues, provides principles for considering any mitigating effects implemented by management, and the disclosures required for the assessment period of one year after issuance of the financial statements. This update becomes effective for interim and annual reporting periods beginning after December 15, 2016 with early application being permitted. The update  has been adopted for reporting periods starting January 2015, and is not expected to have a material impact on the Company’s results of operations.

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

March 31, 2015

	Cost	Fair Value	Unrealized Gain (Loss)
Available for sale:
Fixed income mutual funds	$11,223,249	$11,519,704	$296,455
Equity and other mutual funds	626,206	822,362	196,156
	$11,849,455	$12,342,066	$492,611

December 31, 2014

Available for sale:
Fixed income mutual funds	$8,373,674	$8,575,285	$201,611
Equity and other mutual funds	622,086	814,216	192,130
	$8,995,760	$9,389,501	$393,741

For the first quarter of 2015 there were no proceeds or realized gains and losses from the sale and redemption of marketable securities. Proceeds from the sale and redemption of marketable securities amounted to $459,723 for the first quarter of 2014, and generated realized losses of $17,582.

Investment income consisted principally of unrealized and realized gains and losses, interest income from bonds and money market funds and dividend income from bond funds and mutual funds.

Marketable securities include investments in fixed income and equity mutual funds and government securities, which are classified as “available-for-sale” securities and are reported at their fair values. Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on sales of investments are determined on a specific identification basis.

6.	Inventories

	March 31, 2015	December 31, 2014
Inventories consist of the following:
Raw materials and work in process	$483,252	$395,092
Finished products	508,949	842,062
	$992,201	$1,237,154

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished products inventories at March 31, 2015 and December 31, 2014 are stated net of a reserve of $20,000 for slow moving and obsolete inventory.

7.	Supplemental Financial Statement Information

For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

For the first quarter of 2015 there were cash payments for taxes in the amount of $300, as compared with $159,589 in the first quarter of 2014. There were no payments for interest for the first quarters of 2015 and 2014.

Research and development expenses amounted to $146,808 and $146,968 for the first quarters of 2015 and 2014, respectively, and are included in operating expenses.

There were no dividends paid in the first quarters of 2015 and 2014.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2014 and March 31, 2015, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the United States with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by New York State for years 2011 through 2014.

The Company's policy is to recognize interest and penalties as interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	March 31, 2015	March 31, 2014
Beginning balance	$259,869	$132,123
Unrealized gain on marketable securities before reclassifications - net of tax	65,254	76,216
Realized loss on sale of securities reclassified from accumulated other comprehensive income	-	(17,582)
Ending balance - net of tax	$325,123	$190,757

10.	Income from Damage Settlement

In May 2012 the Company’s supplier of RENACIDIN® IRRIGATION (“RENACIDIN”) curtailed production due to manufacturing issues. As a result of that curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier agreed to pay the Company $518,050 for profit the Company lost during 2012 as a result of the curtailment, and an additional $97,610 a month beginning January 1, 2013 for each month that the curtailment continued. It also agreed to pay an additional $48,805 for the first two months after shipments resumed, and another $24,402 for the third month after production resumed, as “ramp-up” payments. The payments were to continue until either the supply contract ended in January 2014, or until product delivery resumed, whichever occurred first. Because deliveries resumed at the end of October 2013, the obligation to pay $97,610 per month ceased as of that time, and the supplier’s final payment to the Company of $24,402 was made in the first quarter of 2014.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance IRS regulations. The Company accrued $43,750 in contributions to the DC Plan for each of the first quarters of 2015 and 2014. For the first quarters of 2015 and 2014 the Company did not make any discretionary contributions to the DC Plan.

12.	Related Party Transactions

During the three-month period ended March 31, 2015 and 2014 the Company did not pay any fees to Bonamassa, Maietta and Cartelli, LLP for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Other Information

Accrued Expenses

	March 31, 2015	December 31, 2014

Bonuses	$350,000	$225,000
Distribution fees	204,418	203,483
Payroll and related expenses	143,041	127,585
Annual report expenses	34,212	61,000
Audit fee	41,766	82,000
Sales rebates	-	96,000
Other	78,948	38,791
Total Accrued Expenses	$852,385	$833,859

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of RENACIDIN, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its LUBRAJEL™ line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of personal care products.  Some of the Company’s products have patent protection, and others are produced using proprietary manufacturing processes.

The Company’s personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients (“ASI”) purchases the largest volume of products from the Company.  Approximately 65% of the Company’s products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States.

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

Over the years the Company has been issued many patents and trademarks and intends, whenever possible, to make efforts to obtain patents in connection with its product development program.  Most of the patents that the Company has been issued have expired; however, the Company does not believe that the expiration of those patents will have any material effect on its sales, since the Company’ most important products rely on trade secrets and proprietary manufacturing methods rather than patent protection.

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2014, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2014, and a comparison of the results of operations for the three months ended March 31, 2015 and March 31, 2014. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2015 increased by $412,901 (10.4%) as compared with the first quarter of 2014. The change in net sales for the three-month period ended March 31, 2015 was primarily attributable to increased sales of the Company’s personal care and pharmaceutical products, offset by decreases in sales of its medical and industrial products, as follows:

(a)
Personal care products: Sales of personal care products increased by $371,320 (12.0%) when compared with the same period in 2014. This increase was the result of an increase of $291,759 (10.6%) in sales of personal care products to the Company's largest marketing partner, along with a net increase of $79,561 (24.4%) in sales of those products to the Company’s other marketing partners. The Company believes that the overall increase in personal care product sales was due to a number of factors, including an increase in demand for the Company's products, especially in Asia, the replenishment of low inventory levels of certain products by the Company’s largest marketing partner, and the timing of customer orders.

(b)
Pharmaceuticals:  Pharmaceutical sales increased by $92,785 (27.4%) in the first quarter of 2015 compared with the same period in 2014. The increase in pharmaceutical sales in the first quarter of 2015 was due to the relatively low sales of RENACIDIN in the first quarter of 2014. RENACIDIN had been unavailable from August 1, 2012 to October 31, 2013 due to regulatory and manufacturing problems experienced by the Company’s sole supplier. After the resumption of RENACIDIN sales in late 2013 the Company’s customers immediately restocked the product, which then caused a drop in sales during the first quarter of 2014. While the sales of RENACIDIN are still far below historical levels, which the Company believes is the result of the product being off the market for over a year, the Company has seen a gradual increase in sales over the past year.

The Company is currently working with a new supplier that will be producing RENACIDIN in a new single-dose container, which the Company anticipates may increase its sales of this product in future years. In August 2014 the Company filed an application with the FDA to market the new container size, and had originally expected to receive approval by the end of the first quarter of 2015. Recently the Company was informed by the FDA that its review may not be completed until June 2015. Based on this timing, the Company hopes to have the new product on the market in the first quarter of 2016. However, any delays in FDA approval could change that timetable.  Meanwhile, the Company is continuing to receive new shipments of the current dosage form of RENACIDIN, and expects to have adequate inventory to last until the new single-dose form is approved.

(c)
Medical products:  Sales of medical products decreased by $39,295 (7.0%) for the first quarter of 2015 when compared with the same period in 2014. The Company believes the decrease was primarily due to the timing of orders, as well as the ordering patterns of some of its customers, some of which order large quantities of product but may not order product in every fiscal quarter.

(d)
Industrial and other products:  Sales of specialty industrial products, as well as other miscellaneous products, decreased by $10,607 (31.4%) for the first quarter of 2015 compared with the same period in 2014.

In addition to the above changes in sales, net sales allowances increased by $1,302 (2.3%) for the first quarter of 2015 when compared with the same period in 2014. This increase was primarily due to increases in chargebacks paid to the U.S. Department of Veterans Affairs, as well as allowances for distribution fees and outdated material. These increases were offset by decreases in sales discounts and sales returns and allowances.

Cost of Sales

Cost of sales as a percentage of sales increased to 38.4% for the first quarter of 2015, up from 36.2% for the first quarter in 2014. The increase was primarily the result of the change in the Company's product mix of sales. The increase in sales of RENACIDIN, which is manufactured for the Company by a third party manufacturer and has a lower margin than some of the Company’s other products, as well as an increase in sales of certain of the Company's lower-margin LUBRAJEL products, resulted in the slightly higher cost of sales.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses. Operating expenses increased by $11,593 (1.9%) for the first quarter of 2015 compared with the first quarter of 2014.

Other Income

Other income decreased by $4,767 (8.2%) for the first quarter 2015 compared with the first quarter of 2014. The decrease was attributable to the cessation of the RENACIDIN compensation payments, which was partially offset by an increase in investment income. As a result of a production curtailment by the Company’s sole supplier of RENACIDIN the supplier agreed to pay the Company $97,610 per month beginning January 1, 2013 for each month that the RENACIDIN production curtailment continued, as well as “ramp- up” payments of an additional $48,805 for the first two months after shipments resumed. Since production resumed at the end of 2013, the Company received the final compensation payment in the first quarter of 2014, after which the supplier’s obligation to compensate the Company terminated. As a result, no further compensation payments were made after the first quarter of 2014, thus decreasing other income by $24,402 for the first quarter of 2015. For more information see the Company's Annual Report on Form 10-K for 2014 and 2013.

The Company earns dividend income from both stock and bond mutual funds. The Company’s investment income for the first quarter of 2015 increased by $19,635 (58.1%) compared with the first quarter of 2014, due to the Company having realized losses of $17,582 from the sale of marketable securities in the first quarter of 2014.

Provision for Income Taxes

The provision for income taxes increased by $25,500 (4.0%) for the first quarter of 2015 when compared with the same period in 2014. This increase was due to an increase in net income from operations before taxes of $150,257 (7.6%) in 2015 when compared with 2014.

The Company's effective income tax rate was approximately 31.0% and 32.0% for the first quarter of 2015 and 2014 respectively, and is expected to remain consistent for the current fiscal year. The decrease in the effective rate is mainly due to New York State changing its corporate tax laws.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,589,295 to $15,277,396 at March 31, 2015, up from $13,688,101 at December 31, 2014. The increase in working capital is primarily due to increases in marketable securities and accounts receivable, partially offset by an increase in taxes payable. The current ratio decreased to 9.9 to 1 at March 31, 2015, down from 15.0 to 1 at December 31, 2014. The decrease in the current ratio was primarily due to the effect of an increase in income taxes payable.

During the three-month period ended March 31, 2015, the average period of time that an account receivable was outstanding was approximately 40 days. The average period of time that an account receivable was outstanding during the three-month period ended March 31, 2014 was 51 days.  The decrease was the result of stricter enforcement of the Company’s payment terms.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2015.

The Company generated cash from operations of $1,809,948 and $892,212 for the three months ended March 31, 2015 and March 31, 2014, respectively. The increase was primarily due to an increase in accounts payable and a decrease in inventory.

Cash used in investing activities for the three-month period ended March 31, 2015 was $2,855,838, while cash used in investing activities for the three-month period ending March 31, 2014 was $1,553,288. The increase was primarily due to an increase in the amount of marketable securities being purchased and not sold in the first quarter of 2015 compared with the first quarter of 2014.

There was no cash used in financing activities for the first quarters of 2015 and 2014.

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
Date: May 6, 2015