Form 10-Q
period 2015-06-30
UNITED GUARDIAN INC
filed 2015-08-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

(as of August 1, 2015)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014

Net sales	$4,124,091	$2,980,136	$8,496,484	$6,939,628

Costs and expenses:
Cost of sales	1,403,942	1,104,254	3,083,144	2,537,172
Operating expenses	600,532	623,942	1,227,767	1,239,584
Total costs and expenses	2,004,474	1,728,196	4,310,911	3,776,756
Income from operations	2,119,617	1,251,940	4,185,573	3,162,872

Other income:
Investment income	72,894	53,933	126,348	87,752
Income from damage settlement	-	-	-	24,402
Total other income	72,894	53,933	126,348	112,154
Income before income taxes	2,192,511	1,305,873	4,311,921	3,275,026

Provision for income taxes	682,000	404,600	1,340,900	1,038,000

Net Income	$1,510,511	$901,273	$2,971,021	$2,237,026

Earnings per common share (Basic and Diluted)	$0.33	$0.20	$0.65	$0.49

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014

Net income	$1,510,511	$901,273	$2,971,021	$2,237,026

Other comprehensive income (loss):

Unrealized (loss) gain on marketable securities during period
	(142,358)	141,949	(43,488)	231,864
Income tax benefit (cost) related to other comprehensive income (loss)
	48,402	(49,256)	14,786	(80,538)
Other comprehensive (loss) income, net of tax
	(93,956)	92,693	(28,702)	151,326

Comprehensive income	$1,416,555	$993,966	$2,942,319	$2,388,352

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	JUNE 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,859,046	$2,023,383
Marketable securities	10,254,331	9,389,501
Accounts receivable, net of allowance for doubtful accounts of $18,000 at June 30, 2015 and $30,000 at December 31, 2014	2,044,292	1,593,260
Inventories (net)	1,142,765	1,237,154
Prepaid expenses and other current assets	192,643	165,691
Prepaid income taxes	21,994	30,643
Deferred income taxes	223,439	223,439
Total current assets	15,738,510	14,663,071

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,160,060	4,138,875
Building and improvements	2,776,602	2,773,002
Total property, plant and equipment	7,005,662	6,980,877
Less: Accumulated depreciation	5,858,946	5,772,974
Total property, plant and equipment, net	1,146,716	1,207,903
Other asset:	70,692	68,042
TOTAL ASSETS	$16,955,918	$15,939,016

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	JUNE 30,2015	DECEMBER 31, 2014
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$178,033	$141,111
Accrued expenses	1,002,575	833,859
Income taxes payable	181,950	-
Total current liabilities	1,362,558	974,970

Deferred income taxes	212,322	227,108

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively.	459,644	459,644
Accumulated other comprehensive income	231,167	259,869
Retained earnings	14,690,227	14,017,425
Total stockholders’ equity	15,381,038	14,736,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,955,918	$15,939,016

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,971,021	$2,237,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,972	91,878
Realized (gain) loss on sale of investments	(5,672)	15,603
Provision for bad debt	(12,326)	-
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(438,706)	540,121
Receivable from damage settlement	-	48,805
Inventories	94,389	(118,208)
Prepaid expenses and other current and non-current assets	(29,602)	(70,053)
Prepaid taxes	8,649	(205,536)
Accounts payable	36,922	(280,233)
Accrued expenses and taxes payable	350,666	225,736
Net cash provided by operating activities	3,061,313	2,485,139

Cash flows from investing activities:
Acquisition of property, plant and equipment	(24,785)	(32,148)
Proceeds from sale of marketable securities	2,018,166	2,074,729
Purchases of marketable securities	(2,920,812)	(2,075,583)
Net cash used in investing activities	(927,431)	(33,002)

Cash flows from financing activities:
Dividends paid	(2,298,219)	(2,206,291)
Net cash used in financing activities	(2,298,219)	(2,206,291)

Net (decrease) increase in cash and cash equivalents	(164,337)	245,846
Cash and cash equivalents at beginning of period	2,023,383	1,634,262
Cash and cash equivalents at end of period	$1,859,046	$1,880,108

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
Interim financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three- and six-month periods ended June 30, 2015 (also referred to as the "second quarter of 2015" and the "first half of 2015", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2015. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.
3.	Stock-Based Compensation
The Company does not have any stock-based compensation plans.
4.	Recent Accounting Pronouncements
In April 2015, FASB issued ASU 2015-05, “Intangibles-Goodwill and other Internal Use Software: Customer’s Accounting for Fees paid in Cloud Computing Arrangement.” This standard gives clarification as to whether or not a cloud computing arrangement includes the sale or license of software and how to properly account for it. If the arrangement includes a software license then account for the agreement as an acquisition of software licenses. If not, then account for the arrangement as a service contract. The amendment is effective for annual periods beginning after December 15, 2015 and interim periods in annual periods beginning after December 15, 2016. Early adoption is permitted. The Company will adopt the amendment in January of 2016. This amendment is not expected to have a material impact on the Company’s results of operations.
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

In June 2014, FASB issued ASU 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” This standard aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as a repurchase financing with accounting for other typical repurchase agreements. These types of transactions will now be accounted for as secured borrowings. It eliminates sales accounting for repurchase-to-maturity and supersedes guidance for accounting transactions involving transfers of financial assets with contemporaneous repurchase financing agreements that leads to off balance sheet accounting. This update became effective for interim and annual reporting periods beginning after December 15, 2014, and did not have a material impact on the Company’s results of operations.
In August 2014, FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern: Disclosure of Uncertainties about Entity’s Ability to Continue as a Going Concern.” Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This amendment now provides guidance by providing a definition of substantial doubt, requires evaluation by management every reporting period for going concern issues, provides principles for considering any mitigating effects implemented by management, and the disclosures required for the assessment period of one year after issuance of the financial statements. This update becomes effective for interim and annual reporting periods beginning after December 15, 2016 with early application being permitted. The update has been adopted for reporting periods starting January 2015, and is not expected to have a material impact on the Company’s results of operations.
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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

June 30, 2015	Cost	Fair Value	Unrealized Gain

Available for sale:

Fixed income mutual funds	$9,273,488	$9,437,941	$164,453
Equity and other mutual funds	630,590	816,390	185,800
	$9,904,078	$10,254,331	$350,253

December 31, 2014	Cost	Fair Value	Unrealized Gain
Available for Sale:

Fixed income mutual funds	$8,373,674	$8,575,285	$201,611
Equity and other mutual funds	622,086	814,216	192,130
	$8,995,760	$9,389,501	$393,741

Proceeds from the sale and redemption of marketable securities amounted to $2,018,166 for the first half of 2015, which included realized gains of $5,672. Proceeds from the sale and redemption of marketable securities amounted to $2,074,729 for the first half of 2014, which included realized losses of $15,603.

Investment income consisted principally of unrealized and realized gains and losses and dividend income from bond funds, mutual funds, and money market funds.

Marketable securities include investments in fixed income and equity mutual funds and government securities which are classified as “available-for-sale” securities and are reported at their fair values. Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income (loss) in stockholders’ equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on sales of investments are determined on a specific identification basis.

6.	Inventories
	June 30, 2015	December 31, 2014
Inventories consist of the following:
Raw materials and work in process	$501,257	$395,092
Finished products	641,508	842,062
	$1,142,765	$1,237,154

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at June 30, 2015 and December 31, 2014 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information
For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.
Cash payments for taxes were $1,150,000 and $1,367,089 for the first half of 2015 and 2014, respectively. No payments were made for interest during these periods.
The Company paid $2,298,219 ($0.50 per share) and $2,206,291 ($0.48 per share) in dividends for the first half of 2015 and 2014, respectively.
Research and development expenses amounted to $283,849 and $275,324 for the first half of 2015 and 2014, respectively, and $137,041 and $128,356 for the second quarters of 2015 and 2014, respectively. These costs are included in “operating expenses”.
8.	Income Taxes
The Company’s tax provision is based on its estimated annual effective rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, the Company did not have any unrecognized tax benefits.
The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by the State of New York for years 2011 through 2014.
The Company's policy is to recognize interest and penalties as interest expense.

9.	Comprehensive Income
Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	June 30, 2015	June 30, 2014
Beginning balance – net of tax	$259,869	$132,123
Unrealized (loss)/gain on marketable securities before reclassifications - net of tax	(34,374)	166,929
Realized gain/(loss) on sale of securities reclassified from accumulated other comprehensive income	5,672	(15,603)
Ending balance - net of tax	$231,167	$283,449

10.	Income from Damage Settlement
In May 2012 the Company’s supplier of RENACIDIN® IRRIGATION (“RENACIDIN”) curtailed production due to manufacturing issues. As a result of that curtailment, the Company and its supplier entered into a settlement agreement whereby the supplier reimbursed the Company for its lost profits during the curtailment period. The final payment to the Company in the amount of $24,402 was made pursuant to that settlement agreement in the first quarter of 2014.
11.	Defined Contribution Plan
The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. For the three- and six-month periods ended June 30, 2015 and 2014, the Company had accrued for contributions of $43,750 and $87,500, respectively, to the DC Plan. For the first half of 2015 and 2014, the Company did not make any discretionary contributions to the DC Plan.
12.	Related-Party Transactions
During the first half of 2015 and 2014, the Company paid to Bonamassa, Maietta and Cartelli, LLP $8,000 and $6,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.
13.	Other Information

Accrued Expenses	June 30, 2015	December 31, 2014
Bonuses	$431,859	$225,000
401K plan contributions	87,500	-
Distribution fees	203,143	203,483
Payroll and related expenses	111,236	127,585
Annual report expenses	34,396	61,000
Audit fee	56,504	82,000
Sales rebates	-	96,000
Other	77,937	38,791
Total Accrued Expenses	$1,002,575	$833,859

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, and specialty industrial products. All of the products that the Company manufactures, with the exception of Renacidin, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of personal care products. Some of the Company’s products have patent protection, and others are produced using proprietary manufacturing processes.
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
While the Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, some of its pharmaceutical and medical products have some unique characteristics, and do not have direct competitors. However, these products may have indirect competition from other products that are not marketed as direct competitors to the Company’s products but may have similar functions or properties to the Company’s products.
The Company recognizes revenue when products are shipped, title and risk of loss pass to the customers, persuasive evidence of a sales arrangement exists, and collections are reasonably assured. An allowance for returns, based on historical experience, is taken as a reduction of sales within the same period the revenue is recognized.
Over the years the Company has been issued many patents and trademarks and intends, whenever possible, to make efforts to obtain patents in connection with its product development program. Most of the patents that the Company has been issued have expired; however, the Company does not believe that the expiration of those patents will have any material effect on its sales, since the Company’s most important products rely on trade secrets and proprietary manufacturing methods rather than patent protection.

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
The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2014, and a comparison of the results of operations for the second quarter of 2015 and 2014, and the first half of 2015 and 2014. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Net Sales
Net sales for the second quarter of 2015 increased by $1,143,955 (38.4%) when compared with the same period in 2014. Net sales for the first half of 2015 increased by $1,556,856 (22.4%) as compared with the corresponding period in 2014. The changes in net sales for both the second quarter of 2015 and the first half of 2015 were attributable to changes in sales of the following product lines:
(a)	Personal care products: For the second quarter of 2015 the Company’s sales of personal care products increased by $1,097,443 (53.1%) when compared with the second quarter of 2014, and for the first half of 2015 the Company’s sales of personal care products increased by $1,468,763 (28.5%) when compared with the same period in 2014. The increases in sales in both periods were due primarily to increases in shipments of the Company's extensive line of personal care products to ASI, the Company's largest marketing partner. Sales to ASI alone increased by 62% and 30% for the three- and six-month periods, respectively, ended June 30, 2015, compared with the corresponding periods in 2014. Based on information supplied to the Company by ASI, the Company believes that the increase in sales to ASI was attributable primarily to an increase in sales of the Company’s products to customers in China, where the Company has seen increased demand over the past year. Sales of the Company’s personal care products to Korea also increased in the first half of 2015 compared with the same period in 2014, more than offsetting some decreases in sales into certain parts of Western Europe.
(b)	Pharmaceuticals: For the second quarter of 2015 the Company's sales of pharmaceutical products decreased by $7,299 (1.7%) when compared with the second quarter of 2014. For the first half of 2015 the Company's sales of pharmaceutical products increased by $85,486 (11.1%) when compared with the same period in 2014. This increase in sales for the first half of 2015 was primarily the result of an increase in Renacidin sales in the first quarter of 2015 when compared with the first quarter of 2014. Sales of these products in the second quarter of 2015 were comparable to sales in the second quarter of 2014 (a decrease of only 1.7%). The Company believes that this small decrease was the result of customer ordering patterns.
The Company is currently working with a new supplier that will be producing RENACIDIN in a new single-dose container, which the Company anticipates may increase its sales of this product in future years. The Company has submitted a supplement to its New Drug Application to the FDA, and hopes to have the new dosage form on the market in early 2016, subject to FDA approval. However, any delays in FDA approval could change that timetable. The Company is currently receiving new shipments of the current dosage form of RENACIDIN, and expects to have adequate inventory to last until the new single-dose form is approved.
(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $53,392 (11.3%) for the second quarter of 2015, and increased by $14,097 (1.4%) for the first half of 2015 compared with the same periods in 2014. The increases in medical product sales were primarily attributable to the ordering patterns of the Company’s customers for these products. The Company is currently working with potential new customers for these products which, if successful, could increase the Company’s medical products sales in future years.
(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $4,484 (7.8%) and decreased by $6,123 (6.7%) for the three and six months, respectively, ended June 30, 2015, when compared with the corresponding periods ended June 30, 2014. These changes are attributable to customer ordering patterns.

In addition to the above changes in sales, net sales allowances increased by $4,064 and $5,366 for the three and six months, respectively, ended June 30, 2015, when compared with the corresponding periods in 2014. This increase was primarily due to increases in chargebacks paid to the U.S. Department of Veterans Affairs and allowances for distribution fees.
Cost of Sales
For the second quarter of 2015, cost of sales as a percentage of sales decreased to 34.0%, down from 37.1% in the second quarter of 2014. Cost of sales as a percentage of sales decreased to 36.3% for the first half of 2015, from 36.6% for the comparable period in 2014. The decreases for the second quarter of 2015 and for the first half of 2015 were primarily the result of (a) an increase in production volume necessary to meet the increases in sales during those periods, which resulted in greater production efficiency, and (b) increases in the sales of some of the Company’s higher margin products.
Operating Expenses
Operating expenses consist mainly of selling, general and administrative expenses. Also included in operating expenses are research and development expenses. Operating expenses decreased by $23,410 (3.8%) for the second quarter of 2015 compared with the comparable quarter in 2014, and decreased by $11,817 (1.0%) for the first half of 2015 compared with the first half of 2014. The decreases in operating expenses were primarily attributable to decreases in payroll related expenses. The majority of the Company’s operating expenses are substantially fixed, and accordingly do not increase when sales increase.
Other Income
Other income increased by $18,961 for the second quarter of 2015 compared with the comparable quarter of 2014, and increased by $14,194 for the first half of 2015 compared with the first half of 2014. Investment income increased $18,961 and $38,996 for the second quarter and first half, respectively, of 2015, compared with the same periods in 2014. These increases were mainly due to dividend income from both stock and bond mutual funds, as well as realized gains from the sales of some of the Company's mutual funds. For the first half of 2014 there was $24,402 of income from the Renacidin damage settlement. No income from the damage settlement was received in 2015.
Provision for Income Taxes
The provision for income taxes increased by $277,400 (68.6%) and $302,900 (29.2%) for the three and six months, respectively, ended June 30, 2015, when compared with the comparable periods of 2014. The increases for the second quarter of 2015 and the first half of 2015 were mainly due to increases in income before taxes of $886,638 (67.9%) and $1,036,895 (31.7%), respectively, when compared to the comparable periods in 2014. The Company's effective income tax rate remained approximately 31.0% for all periods presented, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities, as well as the utilization of research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $13,688,101 at December 31, 2014 to $14,375,952 at June 30, 2015, an increase of $687,851. The current ratio decreased from 15.0 to 1 at December 31, 2014 to 11.6 to 1 at June 30, 2015. The increase in working capital was primarily due to increases in marketable securities and accounts receivable, which were partially offset by increases in accrued expenses and income tax payable. The decrease in the current ratio was primarily due to the effect of increases in accounts payable, accrued expenses and income taxes payable.
During the first half of 2015 the average period of time that an account receivable was outstanding was approximately 39 days. The average period of time that an account receivable was outstanding during the first half of 2014 was approximately 40 days.
The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2015.
The Company generated cash from operations of $3,061,313 and $2,485,139 for the first half of 2015 and 2014, respectively. The increase was primarily due to the increase in net income.
Cash used in investing activities for the first half of 2015 and 2014 was $927,431 and $33,002, respectively. This increase was primarily due to an increase in the purchases of marketable securities in the first half of 2015 compared with the comparable period in 2014.
Cash used in financing activities was $2,298,219 and $2,206,291 for the first half of 2015 and 2014, respectively. This increase was mainly due to an increase in dividends paid per share from $0.48 per share in 2014 to $0.50 per share in 2015.
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

UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ROBERT S. RUBINGER
Date: August 10, 2015		Robert S. Rubinger
Chief Financial Officer