Form 10-Q
period 2015-09-30
UNITED GUARDIAN INC
filed 2015-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    September 30, 2015

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

(as of November 1, 2015)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014

Net sales	$3,620,365	$2,516,620	$12,116,849	$9,456,248

Costs and expenses:
Cost of sales	1,330,842	1,301,172	4,413,986	3,838,344
Operating expenses	372,619	376,785	1,316,537	1,341,045
Research and development	223,100	294,815	506,949	570,139
Total costs and expenses	1,926,561	1,972,772	6,237,472	5,749,528

Income from operations	1,693,804	543,848	5,879,377	3,706,720

Other income:
Investment income	74,133	51,078	200,481	138,830
Income from damage settlement	–	–	–	24,402
Total other income	74,133	51,078	200,481	163,232

Income before income taxes	1,767,937	594,926	6,079,858	3,869,952

Provision for income taxes	550,400	183,500	1,891,300	1,221,500

Net Income	$1,217,537	$411,426	$4,188,558	$2,648,452

Earnings per common share (Basic and Diluted)	$0.26	$0.09	$0.91	$0.58

Weighted average shares – basic and diluted	4,596,439	4,596,439	4,596,439	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended SEPTEMBER 30,		NINE months ended SEPTEMBER 30,
	2015	2014	2015	2014

Net income	$1,217,537	$411,426	$4,188,558	$2,648,452

Other comprehensive income:

Unrealized (loss) gain on marketable securities	(171,267)	(72,936)	(214,755)	158,928

Income tax benefit (expense) related to other comprehensive (loss) income	58,231	25,309	73,017	(55,229)

Other comprehensive (loss) income, net of tax	(113,036)	(47,627)	(141,738)	103,699

Comprehensive income	$1,104,501	$363,799	$4,046,820	$2,752,151

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,220,370	$2,023,383
Marketable securities	11,757,100	9,389,501
Accounts receivable, net of allowance for doubtful accounts of $18,000 at September 30, 2015 and $30,000 at December 31, 2014	2,183,543	1,593,260
Dividends receivable	120,848	–
Inventories (net)	1,289,109	1,237,154
Prepaid expenses and other current assets	134,107	165,691
Prepaid income taxes	–	30,643
Deferred income taxes	223,439	223,439
Total current assets	16,928,516	14,663,071

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,168,349	4,138,875
Building and improvements	2,776,602	2,773,002
Total property, plant and equipment	7,013,951	6,980,877
Less: Accumulated depreciation	5,902,131	5,772,974
Total property, plant and equipment, net	1,111,820	1,207,903
Other assets	71,507	68,042
TOTAL ASSETS	$18,111,843	$15,939,016

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY	SEPTEMBER 30, 2015	DECEMBER 31, 2014
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$537,079	$141,111
Accrued expenses	784,605	833,859
Dividend payable	98,954	–
Income taxes payable	29,682	–
Total current liabilities	1,450,320	974,970

Deferred income taxes	154,091	227,108

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,596,439 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively.	459,644	459,644
Accumulated other comprehensive income	118,131	259,869
Retained earnings	15,929,657	14,017,425
Total stockholders’ equity	16,507,432	14,736,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,111,843	$15,939,016

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,188,558	$2,648,452
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	129,157	136,521
Realized (gain) loss on sale of marketable securities	(3,714)	15,603
Provision for bad debt	(12,326)	–
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(577,957)	626,172
Receivable from damage settlement	–	48,805
Inventories	(51,955)	(5,359)
Prepaid expenses and other current and non-current assets	28,119	(18,015)
Prepaid taxes	30,643	(226,436)
Accounts payable	395,968	(188,176)
Accrued expenses and taxes payable	(19,572)	(133,463)
Net cash provided by operating activities	4,106,921	2,904,104

Cash flows from investing activities:
Acquisition of property, plant and equipment	(33,074)	(41,602)
Proceeds from sale of marketable securities	2,024,752	2,074,729
Purchases of marketable securities	(4,603,393)	(3,127,544)
Net cash used in investing activities	(2,611,715)	(1,094,417)

Cash flows from financing activities:
Dividends paid	(2,298,219)	(2,206,291)
Net cash used in financing activities	(2,298,219)	(2,206,291)

Net (decrease) in cash and cash equivalents	(803,013)	(396,604)
Cash and cash equivalents at beginning of period	2,023,383	1,634,262
Cash and cash equivalents at end of period	$1,220,370	$1,237,658

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (the “Company”) is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, medical products, and proprietary specialty industrial products.

2.	Basis of Presentation

Interim financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2015. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

3.	Stock-Based Compensation

The Company does not have any stock-based compensation plans.

4.	Recent Accounting Pronouncements
In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers.” This amendment defers the effective date of implementation to after December 15, 2017.

In July 2015, FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities should now measure inventory at the lower of cost and net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt this amendment in January of 2017 and is also evaluating the potential impact on the Company’s results of operations.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

September 30, 2015 (Unaudited)	Cost	Fair Value	Unrealized Gain/(Loss)
Available for Sale:
Fixed income mutual funds	$10,942,698	$10,990,760	$48,062
Equity and other mutual funds	635,416	766,340	130,924
	$11,578,114	$11,757,100	$178,986

December 31, 2014 (Audited)	Cost	Fair Value	Unrealized Gain/(Loss)
Available for Sale:
Fixed income mutual funds	$8,373,674	$8,575,285	$201,611
Equity and other mutual funds	622,086	814,216	192,130
	$8,995,760	$9,389,501	$393,741

Proceeds from the sale and redemption of marketable securities amounted to $2,024,752 for the nine months ended September 30, 2015, which included realized gains of $3,714. Proceeds from the sale and redemption of marketable securities amounted to $2,074,729 for nine months ended September 30, 2014, which included realized losses of $15,603.

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

6.	Inventories
	September 30, 2015	December 31, 2014
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials and work in process	$485,249	$395,092
Finished products	803,860	842,062
	$1,289,109	$1,237,154

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at September 30, 2015 and December 31, 2014 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

7.	Supplemental Financial Statement Information
For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Cash payments for taxes were $1,850,000 and $1,567,089 for the nine months ended September 30, 2015 and September 30, 2014, respectively. No payments were made for interest during these periods.
The Company paid $2,298,219 ($0.50 per share) and $2,206,291 ($0.48 per share) in dividends for the nine months ended September 30, 2015 and September 30, 2014, respectively.
The Company has a number of unconverted shares of one of its previous corporate entities, Guardian Chemical Corporation (“Guardian”), that would convert to approximately 11,106 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. Since the early 1990’s, the Company has been paying accumulated dividends directly to those shareholders as those shares were converted, while at the same time its transfer agent was holding duplicate funds to cover those same payments (as well as future payments for Guardian shares that had not yet been converted). In September 2015 it was agreed that those duplicate funds would be returned to the Company, and the Company recorded a receivable from the transfer agent in the amount of $120,848. Of that amount, $21,894 was added to retained earnings to account for the amount that had been previously exchanged and paid, and the balance of $98,954 will continue to be accounted for as a potential liability in the event that one or more of the holders of that Guardian stock can be located and request conversion of their Guardian shares, in which case the accumulated dividends will be paid to them and the liability reduced accordingly. Payment of the amount owed to the Company by its transfer agent was received in October 2015. The Company is presently researching its options in regard to the distribution of the funds it is continuing to hold, in the event the remaining holders of Guardian stock cannot be located.

8.	Income Taxes
The Company’s tax provision is based on its estimated annual effective rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, the Company did not have any unrecognized tax benefits.

The Company files consolidated Federal income tax returns in the U.S. with its inactive subsidiary, and separate income tax returns in New York State. The Company is subject to examination by the Internal Revenue Service and by the State of New York for years 2012 through 2014.

The Company's policy is to recognize interest and penalties in interest expense.

9.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	September 30, 2015	September 30, 2014
Beginning balance	$259,869	$132,123
Unrealized (loss)/gain on marketable securities before reclassifications - net of tax	(145,452)	119,302
Realized gain/(loss) on sale of securities reclassified from accumulated other comprehensive income	3,714	(15,603)
Ending balance - net of tax	$118,131	$235,822

10.	Income from Damage Settlement

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

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. In each of the three-month periods ended September 30, 2015 and 2014 the Company accrued contributions of $43,750 to the DC Plan, and it accrued a total of $131,250 towards the DC Plan in each of the nine-month periods ended September 30, 2015 and 2014. The Company did not make any discretionary contributions to the DC Plan in the three- and nine-month periods ended September 30, 2015 and 2014.

12.	Related-Party Transactions
During the nine-month periods ended September 30, 2015 and September 30, 2014, the Company paid to Bonamassa, Maietta and Cartelli, LLP $8,000 and $6,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

13.	Other Information
Accrued Expenses	September 30, 2015	December 31, 2014
	(UNAUDITED)	(AUDITED)

Bonuses	$125,000	$225,000
401K plan contributions	131,250	–
Distribution fees	205,107	203,483
Payroll and related expenses	139,563	127,585
Annual report	49,306	61,000
Audit fee	71,217	82,000
Sales rebates	–	96,000
Other	63,162	38,791
Total Accrued Expenses	$784,605	$833,859

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories Division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, medical products, and proprietary specialty industrial products. All of the products that the Company manufactures, with the exception of Renacidin, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products. The Company’s research and development department is actively working on the development of new products to expand the Company's line of personal care products. Some of the Company’s products have patent protection, and others are produced using proprietary manufacturing processes.

The Company’s personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") purchases the largest volume of products from the Company. Approximately 65% of the Company's products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2014, and a comparison of the results of operations for the three and nine months ended September 30, 2015 and September 30, 2014. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 2015 increased by $1,103,743 (43.9%) compared with the third quarter of 2014. Net sales for the first nine months of 2015 increased by $2,660,601 (28.1%) as compared with the corresponding period in 2014. The changes in net sales for the three and nine months ended September 30, 2015 were attributable to changes in sales of the following product lines:

(a)	Personal care products: For the third quarter of 2015 the Company’s sales of personal care products increased by $977,480 (65.8%) when compared with the third quarter of 2014. For the nine-month period ended September 30, 2015 the Company’s sales of personal care products increased by $2,446,245 (36.9%) when compared with the nine-month period in 2014. The increases in sales for the third quarter of 2015 and the first nine months of 2015 were primarily due to increases in shipments of the Company’s extensive line of personal care products to ASI, the Company’s largest marketing partner. Sales to ASI increased by 91% and 43% for the three- and nine-month periods, respectively, ended September 30, 2015, compared with the corresponding periods in 2014. Based on information supplied to the Company by ASI, the Company believes that the increase in sales to ASI was attributable primarily to an increase in sales of the Company’s LUBRAJEL products to customers in China, where the Company has seen increased demand during the past year. Sales of the Company’s personal care products to its marketing partner in Korea also increased for the first nine months of 2015 compared with the same period in 2014, more than offsetting some decreases in sales into certain Western Europe countries.

(b)	Pharmaceuticals: For the third quarter of 2015 sales of the Company’s pharmaceutical products increased by $91,789 (22.0%) when compared with the third quarter of 2014. For the nine-month period ended September 30, 2015 sales of the Company’s pharmaceutical products increased by $177,275 (14.9%) when compared with the first nine months of 2014. The increase in sales for the three- and nine-month periods was primarily the result of an increase in RENACIDIN sales in both periods in 2015.

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

(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $46,023 (7.3%) for the third quarter of 2015 and by $60,120 (3.6%) for the nine-month period ended September 30, 2015 compared with the comparable periods in 2014. The increases in medical product sales were primarily attributable to the ordering patterns of the Company’s customers for these products. The Company is currently working with potential new customers for these products which, if successful, could increase the Company’s medical products sales in future years.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $3,843 (10.1%) for the third quarter of 2015, and decreased by $9,966 (7.7%) for the nine-month period ended September 30, 2015 compared with the comparable periods in 2014.

In addition to the above changes in sales, net sales allowances increased by $7,706 and $13,073 for the three and nine months, respectively, ended September 30, 2015, when compared with the corresponding periods in 2014. This increase was primarily due to increases in chargebacks paid to the U.S. Department of Veterans Affairs and allowances for distribution fees.

Cost of Sales

For the third quarter of 2015, cost of sales as a percentage of sales decreased to 36.8%, from 51.7% in the third quarter of 2014, and to 36.4% for the nine-months ended September 30, 2015 compared with 40.6% for the comparable period in 2014. The decreases for the third quarter of 2015 as compared to third quarter of 2014 and for the first nine months of 2015 as compared with the comparable period in 2014 were primarily due to the fact that in the third quarter of 2015 the Company’s fixed overhead costs were allocated over a larger number of production units compared with the same period in 2014. This was due to an increase in demand for the Company’s products in 2015, which resulted in greater production. Approximately $320,000 of primarily fixed overhead costs in 2014 were included in cost of sales as period costs instead of being absorbed as production costs. Other reasons for the decrease in cost of sales in the third quarter and the first nine months of 2015 as compared to the comparable periods in 2014 are (a) an increase in production volume necessary to meet the increases in sales during those periods, which resulted in greater production efficiency, and (b) increases in the sales of some of the Company’s higher margin products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased by $4,166 (1.1%) for the third quarter of 2015 compared with the comparable quarter in 2014, and by $24,508 (1.8%) for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014. The decreases for the third quarter and the first nine months of 2015 were primarily attributable to decreases in payroll related expenses. The majority of the Company’s expenses are substantially fixed, and accordingly do not decrease or increase with sales.

Research and Development Expenses

Research and development expenses amounted to $506,949 and $570,139 for the first nine months of 2015 and 2014, respectively, and $223,100 and $294,815 for the third quarters of 2015 and 2014, respectively. The decreases for the first nine months and third quarters of 2015 and 2014 relate to decreases in payroll and payroll-related expenses.

Other Income

Other income increased by $23,055 for the third quarter of 2015 compared with the comparable quarter of 2014, and $37,249 for the nine months of 2015 compared with the nine months of 2014. These increases were mainly due to increases in investment income from both stock and bond mutual funds, as well as realized gains from the sales of some of the Company’s mutual funds. For the nine months of 2014 there was $24,402 of income from the RENACIDIN damage settlement. The damage settlement was completed in 2014, therefore no income from the damage settlement was received in 2015.

Provision for Income Taxes

The provision for income taxes increased by $366,900 and $669,800 for the three and nine months, respectively, ended September 30, 2015, when compared with the comparable periods in 2014. The increase for the third quarter and the first nine months of 2015 was due primarily to an increase in income before taxes. Income before taxes increased by $1,173,011 for the third quarter of 2015 compared with the comparable quarter of 2014, and increased by $2,209,906 for the nine months ended September 30, 2015 as compared to the comparable period in 2014. The primary reasons for the increases are increases in net sales.

The Company's effective income tax rate remained approximately 31.0% for all periods presented, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities, as well as the utilization of research and development credits.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $13,688,101 at December 31, 2014 to $15,478,196 at September 30, 2015, an increase of $1,790,095. The current ratio decreased from 15.0 to 1 at December 31, 2014 to 11.7 to 1 at September 30, 2015. The increase in working capital was primarily due to increases in receivables and marketable securities, partially offset by an increase in accounts payable. The decrease in the current ratio was primarily due to the effect of increases in marketable securities, receivables, and accounts payable.

During the nine-month periods ended September 30, 2015 and September 30, 2014 the average period of time that an account receivable was outstanding was approximately 43 days.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2015.

The Company generated cash from operations of $4,106,921 and $2,904,104 for the nine months ended September 30, 2015 and September 30, 2014, respectively. The increase was primarily due to increases in net income.

Cash used in investing activities for the nine-month period ended September 30, 2015 and September 30, 2014 was $2,611,715, and $1,094,417, respectively. This increase was primarily due to an increase in cash used for the purchase of marketable securities in the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

Cash used in financing activities was $2,298,219 and $2,206,291 for the nine months ended September 30, 2015 and September 30, 2014, respectively. This increase was due to an increase in the dividend paid, from $0.48 per share in 2014 to $0.50 per share in 2015.

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

Date: November 6, 2015