Form 10-Q
period 2016-03-31
UNITED GUARDIAN INC
filed 2016-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

4,594,319 shares of common stock, par value $.10 per share

(as of May 1, 2016)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

Net sales	$2,262,576	$4,372,393

Costs and expenses:
Cost of sales	897,725	1,679,202
Operating expenses	467,556	460,927
Research and development	177,566	166,308
Total costs and expenses	1,542,847	2,306,437

Income from operations	719,729	2,065,956

Other income:
Investment income	43,312	53,454

Income before provision for income taxes	763,041	2,119,410

Provision for income taxes	237,950	658,900

Net income	$525,091	$1,460,510

Earnings per common share (Basic and Diluted)	$0.11	$0.32

Weighted average shares – basic and diluted	4,594,319	4,596,439

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2016	2015

Net income	$525,091	$1,460,510

Other comprehensive income:

Unrealized gain on marketable securities during period	151,068	98,870

Income tax expense related to other comprehensive income	51,363	33,616

Other comprehensive income, net of tax	99,705	65,254

Comprehensive income	$624,796	$1,525,764

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31, 2016	DECEMBER 31, 2015
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,261,308	$1,080,489
Marketable securities	11,417,153	10,719,470
Accounts receivable, net of allowance for doubtful accounts of $8,654 at March 31, 2016 and December 31, 2015	1,295,747	934,754
Inventories (net)	1,528,456	1,293,642
Prepaid expenses and other current assets	203,766	160,533
Prepaid income taxes	-	95,767
Deferred income taxes	233,305	233,305
Total current assets	15,939,735	14,517,960

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,181,810	4,175,940
Building and improvements	2,776,602	2,776,602
Total property, plant and equipment	7,027,412	7,021,542
Less: Accumulated depreciation	5,964,759	5,925,429
Total property, plant and equipment, net	1,062,653	1,096,113

Other assets (net):	70,413	74,118
TOTAL ASSETS	$17,072,801	$15,688,191

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS (continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31, 2016	DECEMBER 31, 2015
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$348,223	$96,815
Accrued expenses	1,100,783	785,623
Income taxes payable	141,883	---
Dividends payable	105,929	105,929
Total current liabilities	1,696,818	988,367

Deferred income taxes	169,373	118,010

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,594,319 shares issued and outstanding at March 31, 2016 and December 31, 2015	459,432	459,432
Accumulated other comprehensive income	172,066	72,361
Retained earnings	14,575,112	14,050,021
Total stockholders’ equity	15,206,610	14,581,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,072,801	$15,688,191

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows from operating activities:
Net income	$525,091	$1,460,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,036	42,708
Realized loss on sale of investments	10,180	---
Recovery of bad debts	---	(12,326)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(360,993)	(672,432)
Inventories	(234,814)	244,953
Prepaid expenses and other assets	(43,233)	2,260
Prepaid income taxes	95,767	6,449
Accounts payable	251,407	67,150
Income taxes payable	141,883	----
Accrued expenses	315,160	670,676

Net cash provided by operating activities	743,484	1,809,948

Cash flows from investing activities:
Acquisition of property, plant and equipment	(5,870)	(2,143)
Proceeds from sale of marketable securities	49,045	---
Purchase of marketable securities	(605,840)	(2,853,695)
Net cash used in investing activities	(562,665)	(2,855,838)

Net increase (decrease) in cash and cash equivalents	180,819	(1,045,890)
Cash and cash equivalents at beginning of period	1,080,489	2,023,383
Cash and cash equivalents at end of period	$1,261,308	$977,493

Supplemental disclosure of cash flow information
Taxes paid	$450	$300

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

Interim financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

3.	Reclassification of Prior Presentation

Certain prior amounts have been reclassified for consistency with the current period presentation. This reclassification had no effect on the reported income from operations. During the third quarter 2015, the Company concluded that it was appropriate to reclassify research and development costs as a separate item on the statements of income. Previously, such expenses were included with operating expenses.

4.	Investments

The fair values of the Company’s marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial statement.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets.

March 31, 2016 (Unaudited)
Available for sale:	Cost	Fair Value	Unrealized Gain (Loss)
Fixed income mutual funds	$10,497,924	$10,564,616	$66,692
Equity and other mutual funds	658,523	852,537	194,014
	$11,156,447	$11,417,153	$260,706
December 31, 2015 (Audited)

Available for sale:
Fixed income mutual funds	$9,968,948	$9,900,587	$(68,361)
Equity and other mutual funds	640,884	818,883	177,999
	$10,609,832	$10,719,470	$109,638

For the first quarter of 2016 there was $10,180 of net realized losses from the sale and redemption of marketable securities.

Investment income consisted principally of unrealized and realized gains and losses, interest income from bonds, mutual funds, and money market funds.

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

5	Inventories

	March 31, 2016	December 31, 2015
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$307,312	$334,320
Work in process	66,895	44,836
Finished products	1,154,249	914,486
	$1,528,456	$1,293,642

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished products inventories at March 31, 2016 and December 31, 2015 are stated net of a reserve of $20,000, for each period, for slow moving and obsolete inventory.

6.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of December 31, 2015 and March 31, 2016, the Company did not have any unrecognized tax benefits.

7.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	March 31, 2016	December 31, 2015
Beginning balance	$72,361	$259,869
Unrealized gain (loss) on marketable securities before reclassifications - net of tax	110,515	(189,903)
Realized (loss) gain on sale of securities reclassified from accumulated other comprehensive income	(10,810)	2,395
Ending balance - net of tax	$172,066	$72,361

8.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. The Company accrued $43,750 in contributions to the DC Plan for each of the first quarters of 2016 and 2015. For the first quarters of 2016 and 2015 the Company did not make any discretionary contributions to the DC Plan.

9.	Other Information

Accrued Expenses
	March 31, 2016	December 31, 2015

Bonuses	$375,000	$250,000
Distribution fees	207,600	206,977
Payroll and related expenses	203,191	109,451
Annual report expenses	40,940	66,000
Audit fee	68,000	82,000
Insurance	124,709	---
Other	81,343	71,195
Total Accrued Expenses	$1,100,783	$785,623

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, medical products, and proprietary specialty industrial products. All of the products that the Company manufactures, with the exception of RENACIDIN®, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of personal care products. Some of the Company’s products have patent protection, and others are produced using proprietary manufacturing processes.

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

Critical Accounting Policies

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2015, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2015, and a comparison of the results of operations for the three months ended March 31, 2016 and March 31, 2015. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2016 decreased by $2,109,817 (48.3%) as compared with the first quarter of 2015. The change in net sales for the three-month period ended March 31, 2016 was primarily attributable to a decrease in sales of the Company’s personal care products, which was partially offset by increases in sales of its pharmaceutical, medical, and industrial products, as follows:

(a)	Personal care products: Sales of personal care products decreased by $2,375,619 (68.7%) when compared with the same period in 2015. Most of the decrease was attributable to a decline in purchases by ASI of one of the Company’s LUBRAJEL products for sale in China. This decline in purchases by ASI was almost entirely the result of (1) overly optimistic order forecasts by some of ASI’s customers in China, which did not materialize, and (2) a regulatory issue in China that was unrelated to the Company’s LUBRAJEL product but which resulted in a curtailment in the production of some cosmetic products that were formulated with LUBRAJEL. In anticipation of the projected orders for LUBRAJEL by ASI’s customers in China, ASI began building inventory of LUBRAJEL starting in the 4th quarter of 2014. As a result of demand not reaching the original projections, and the temporary restriction imposed by the Chinese government on certain cosmetic products, some of which also contained LUBRAJEL, ASI has been working off its inventory of LUBRAJEL to meet the current demand in China. Based upon ASI’s current order forecasts from its customers in China, ASI’s purchases of LUBRAJEL are expected to resume gradually, but will probably not be significant until at least the 3rd quarter of this year. Going forward, the Company will work closely with ASI to rebuild sales of LUBRAJEL to customers in China. In addition, the Company will assess its pricing strategy, where necessary, in order to be as competitive as possible.

Sales of the Company’s personal care products to the Company’s other five marketing partners decreased by a net $28,395 (7.3%), with an increase to the Company’s second largest marketing partner offset by a decrease to two of its other marketing partners. The sales fluctuations to these five other marketing partners are primarily the result of the timing of customer orders, but sales of the Company’s products in Western Europe continue to be negatively impacted by both the continuing economic problems in Europe, as well as the strong U.S. dollar relative to the Euro, which made the Company’s products less competitive in Europe. There has been more competition in Europe and Asia in the last 2-3 years than there had been in previous years, due to other companies selling imitations of the Company’s products at much lower prices, particularly a Korean company that is manufacturing imitations of the Company’s products in China. This has resulted in a loss of some customers to these competitive products. From time to time it has been necessary for the Company to lower its prices in order to retain or attract certain customers for some of its products, and this has impacted its profit margins on those sales. To date this impact has not been significant, however the Company expects that it will be necessary to continue to lower its prices in certain cases, at least for the near future, in order to remain competitive in the marketplace.

(b)	Pharmaceuticals: Pharmaceutical sales increased by $104,681 (24.3%) in the first quarter of 2016 compared with the same period in 2015. This increase was due primarily to a $90,569 (28.9%) increase in sales of RENACIDIN. Because of two prior RENACIDIN production curtailments by the Company’s previous contract manufacturer, sales of RENACIDIN are still well below historical levels. However, during the past year the Company has seen a gradual increase in RENACIDIN sales. More importantly, in December 2015 the Company received approval by the U.S. Food and Drug Administration to market RENACIDIN in a new easy-to-use single-dose plastic 30mL bottle, which replaces the older 500mL glass bottle. The Company has initiated an aggressive marketing campaign to create awareness of the benefits of the new packaging form among urologists, pharmacists and patients. As a result, the Company anticipates that revenue from the sales of RENACIDIN in this new package form will steadily increase as more urologists and end users become aware of its many benefits. Sales of the new product began on March 31, 2016, at the same time as supplies of the older 500mL bottle were depleted.

(c)	Medical products: Sales of medical products increased by $151,290 (29.1%) for the first quarter of 2016 when compared with the same period in 2015. The Company believes that the increase was primarily due to the timing of orders, as well as the ordering patterns of many of its customers, which order large quantities of product but may not place the same number of orders in every fiscal quarter.

(d)	Industrial and other products: Sales of specialty industrial products, as well as other miscellaneous products, increased by $19,379 (83.5%) for the first quarter of 2016 compared with the same period in 2015.

In addition to the above changes in sales, net sales allowances increased by $9,547 (16.3%) for the first quarter of 2016 when compared with the same period in 2015. This increase was primarily due to increases in chargebacks paid to the U.S. Department of Veterans Affairs, as well as allowances for distribution fees. These increases were offset by decreases in sales discounts and sales returns and allowances.

Cost of Sales

Cost of sales as a percentage of sales increased to 39.7% for the first quarter of 2016, up from 38.4% for the first quarter in 2015. The increase was primarily the result of the change in the Company's product mix of sales. The increase in sales of RENACIDIN, which is manufactured for the Company by a third party manufacturer and has a lower margin than many of the Company’s other products, as well as a decrease in sales of the Company's higher-margin LUBRAJEL products, resulted in the higher cost of sales.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, increased by $6,629 (1.4%) for the first quarter of 2016 compared with the first quarter of 2015. Operating expenses are expected to remain relatively consistent.

Research and Development Expenses

Research and development expenses increased by $11,258 (6.8%) for the first quarter of 2016 compared with the first quarter of 2015. The increase related to increases in payroll and payroll-related expenses due to normal fluctuations in new product development.

Other Income

Other income decreased by $10,142 (19.0%) for the first quarter of 2016 compared with the first quarter of 2015 due to the Company having realized a loss of $10,180 from the sale of marketable securities in the first quarter of 2016. The Company earns dividend income from both stock and bond mutual funds.

Provision for Income Taxes

The Company's effective income tax rate was approximately 31.0% for the first quarter of 2016 and 2015 and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $713,324 to $14,242,917 at March 31, 2016, up from $13,529,593 at December 31, 2015. The increase in working capital is primarily due to increases in marketable securities and accounts receivable. The current ratio decreased to 9.4 to 1 at March 31, 2016, down from 14.7 to 1 at December 31, 2015. The decrease in the current ratio was primarily due to the effect of an increase in accounts payable and accrued expenses.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2016.

The Company generated cash from operations of $743,484 and $1,809,948 for the three months ended March 31, 2016 and March 31, 2015, respectively. The decrease was primarily due to the reduction in net income.

Cash used in investing activities for the three-month period ended March 31, 2016 was $562,665, while cash used in investing activities for the three-month period ended March 31, 2015 was $2,855,838. The decrease was primarily due to a decrease in the amount of marketable securities purchased in the first quarter of 2016 compared with the first quarter of 2015.

There was no cash used in financing activities for the first quarters of 2016 and 2015.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of other market opportunities that are in the best interests of the Company and its shareholders, should they arise.

OFF BALANCE SHEET-ARRANGEMENTS

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

UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ROBERT S. RUBINGER
Robert S. Rubinger
Date: May 12, 2016		Chief Financial Officer