Form 10-Q
period 2016-06-30
UNITED GUARDIAN INC
filed 2016-08-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

(as of August 1, 2016)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2016	2015	2016	2015

Net sales	$2,139,165	$4,124,091	$4,401,741	$8,496,484

Costs and expenses:
Cost of sales	1,007,666	1,403,942	1,905,391	3,083,144
Operating expenses	465,329	443,991	932,885	904,918
Research and development	157,895	156,541	335,461	322,849
Total costs and expenses	1,630,890	2,004,474	3,173,737	4,310,911
Income from operations	508,275	2,119,617	1,228,004	4,185,573

Investment income	82,906	72,894	126,218	126,348
Income before income taxes	591,181	2,192,511	1,354,222	4,311,921

Provision for income taxes	185,800	682,000	423,750	1,340,900
Net Income	$405,381	$1,510,511	$930,472	$2,971,021

Earnings per common share (Basic and Diluted)	$.09	$0.33	$0.20	$0.65

Weighted average shares – basic and diluted	4,594,319	4,596,439	4,594,319	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Net income	$405,381	$1,510,511	$930,472	$2,971,021

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities during period	123,417	(142,358)	274,485	(43,488)

Income tax (cost) benefit related to other comprehensive income (loss)	(41,961)	48,402	(93,324)	14,786
Total other comprehensive income (loss), net of tax	81,456	(93,956)	181,161	(28,702)
Comprehensive income	$486,837	$1,416,555	$1,111,633	$2,942,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	JUNE 30,	DECEMBER 31,
	2016	2015
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$252,957	$1,080,489
Marketable securities, at fair value	10,622,033	10,719,470
Accounts receivable, net of allowance for doubtful accounts of $8,654 at June 30, 2016 and December 31, 2015	1,326,665	934,754
Inventories (net)	1,649,453	1,293,642
Prepaid expenses and other current assets	185,588	160,533
Prepaid income taxes	72,317	95,767
Deferred income taxes	233,305	233,305
Total current assets	14,342,318	14,517,960

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,292,634	4,175,940
Building and improvements	2,776,602	2,776,602
Total property, plant and equipment	7,138,236	7,021,542
Less: Accumulated depreciation	6,009,210	5,925,429
Total property, plant and equipment, net	1,129,026	1,096,113
Other assets (net):	66,707	74,118
TOTAL ASSETS	$15,538,051	$15,688,191

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2016	2015
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$95,695	$96,815
Accrued expenses	1,035,517	785,623
Dividends payable	110,070	105,929
Total current liabilities	1,241,282	988,367
Deferred income taxes	211,334	118,010

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,594,319 shares issued and outstanding at June 30, 2016 and December 31, 2015.	459,432	459,432
Accumulated other comprehensive income	253,522	72,361
Retained earnings	13,372,481	14,050,021
Total stockholders’ equity	14,085,435	14,581,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,538,051	$15,688,191

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2016	2015
Cash flows from operating activities:
Net income	$930,472	$2,971,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	91,192	85,972
Realized loss (gain) on sale of investments	3,268	(5,672)
Recovery of bad debt	---	(12,326)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(391,911)	(438,706)
Inventories	(355,811)	94,389
Prepaid expenses and other current assets	(25,055)	(29,602)
Prepaid income taxes	23,450	8,649
Accounts payable	(1,120)	36,922
Accrued expenses	249,894	350,666
Net cash provided by operating activities	524,379	3,061,313

Cash flows from investing activities:
Acquisition of property, plant and equipment	(116,694)	(24,785)
Proceeds from sale of marketable securities	1,058,155	2,018,166
Purchase of marketable securities	(689,501)	(2,920,812)
Net cash provided by (used in) investing activities	251,960	(927,431)

Cash flows from financing activities:
Dividends paid	(1,603,871)	(2,298,219)

Net cash used in financing activities	(1,603,871)	(2,298,219)
Net decrease in cash and cash equivalents	(827,532)	(164,337)
Cash and cash equivalents at beginning of period	1,080,489	2,023,383
Cash and cash equivalents at end of period	$252,957	$1,859,046

Supplemental disclosure of cash flow information
Taxes paid	$400,300	$1,150,000

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

Interim financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three- and six-month periods ended June 30, 2016 (also referred to as the "second quarter of 2016" and the "first half of 2016", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

3.	Reclassification of Prior Presentation

Research and development costs have been reclassified for consistency with the current period presentation. This reclassification had no effect on the reported income from operations. During the third quarter of 2015 the Company concluded that it was more appropriate to reclassify these costs as a separate line item in the statements of income. Previously, such costs were included with operating expenses.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

			Unrealized
June 30, 2016 (Unaudited)	Cost	Fair Value	Gain
Available for sale:
Fixed income mutual funds	$9,582,765	$9,751,271	$221,687
Equity and other mutual funds	655,145	870,762	162,436
	$10,237,910	$10,622,033	$384,123

December 31, 2015 (Audited)	Cost	Fair Value	Unrealized Gain (Loss)
Available for Sale:
Fixed income mutual funds	$9,968,948	$9,900,587	$(68,361)
Equity and other mutual funds	640,884	818,883	177,999
	$10,609,832	$10,719,470	$109,638

Proceeds from the sale and redemption of marketable securities amounted to $1,058,155 for the first half of 2016, which included realized losses of $3,268. Proceeds from the sale and redemption of marketable securities amounted to $2,018,166 for the first half of 2015, which included realized gains of $5,672.

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

5.	Inventories

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$329,438	$334,320
Work in process	47,862	44,836
Finished products	1,272,153	914,486
	$1,649,453	$1,293,642

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at June 30, 2016 and December 31, 2015 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

6.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2016 and December 31, 2015, the Company did not have any unrecognized tax benefits.

7.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

	June 30, 2016	December 31, 2015
Changes in Accumulated Other Comprehensive Income	(Unaudited)	(Audited)
Beginning balance – net of tax	$72,361	$259,869
Unrealized (loss)/gain on marketable securities before reclassifications - net of tax	184,429	(189,903)
Realized gain/(loss) on sale of securities reclassified from accumulated other comprehensive income	(3,268)	2,395
Ending balance - net of tax	$253,522	$72,361

8.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year ($43,750 per quarter) toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. For the three- and six-month periods ended June 30, 2016 and 2015, the Company had accrued for discretionary contributions of $43,750 and $87,500, respectively, to the DC Plan. In the first half of 2016 and 2015, the Company did not make any discretionary contributions to the DC Plan.

9.	Related-Party Transactions

During the first half of 2016 and 2015, the Company paid to Bonamassa, Maietta and Cartelli, LLP $10,000 and $8,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

10.	Other Information

Accrued Expenses

	June 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Bonuses	$397,917	$250,000
401k plan contributions	87,500	---
Distribution fees	210,989	206,977
Payroll and related expenses	140,128	109,451
Annual report expenses	38,092	66,000
Audit fee	37,568	82,000
Other	123,323	71,195
Total Accrued Expenses	$1,035,517	$785,623

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, medical products, and proprietary specialty industrial products. All of the products that the Company manufactures, with the exception of RENACIDIN®, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its LUBRAJEL® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products, as well as medical lubricants. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of personal care products. Some of the Company’s products have patent protection, and others are produced using proprietary manufacturing processes.

The Company’s personal care products are marketed worldwide by six marketing partners, of which Ashland Specialty Ingredients (“ASI”) purchases the largest volume of products from the Company. Approximately 37% of the Company’s products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2015, and a comparison of the results of operations for the second quarter of 2016 and 2015, and the first half of 2016 and 2015. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2016 decreased by $1,984,926 (48.1%) when compared with the same period in 2015. Net sales for the first half of 2016 decreased by $4,094,743 (48.2%) as compared with the corresponding period in 2015. The changes in net sales for both the second quarter of 2016 and the first half of 2016 were attributable to changes in sales of the following product lines:

(a)	Personal care products: For the second quarter of 2016 the Company’s sales of personal care products decreased by $2,169,373 (68.6%) when compared with the second quarter of 2015, and for the first half of 2016 the Company’s sales of personal care products decreased by $4,544,993 (68.7%) when compared with the same period in 2015. The decreases in sales in both periods were due primarily to decreases in shipments of the Company's extensive line of personal care products to ASI, the Company's largest marketing partner. Sales to ASI alone decreased by 77.4% and 77.1% for the three-month and six-month periods, respectively, ended June 30, 2016, compared with the corresponding periods in 2015. The Company has been informed by ASI that this decline in purchases was almost entirely the result of (1) overly optimistic order forecasts by some of ASI’s customers in China, which resulted in ASI purchasing more inventory than it needed, and (2) a regulatory issue in China that was unrelated to the Company’s LUBRAJEL product but which resulted in temporarily curtailing the production of some cosmetic products that included LUBRAJEL as one of their ingredients. The regulatory issue involved the use of an ingredient other than Lubrajel that was not approved in China, and the companies that had been marketing those products are in the process of reformulating them to comply with Chinese regulations. As a result of this regulatory issue, as well as the overly optimistic sales forecasts by some of ASI’s customers, ASI accumulated significant excess inventory that it has gradually been working off. ASI has further informed the Company that based upon the current forecasts that ASI is receiving from its customers in China, ASI’s purchases of LUBRAJEL for China are expected to resume at the end of the third quarter or beginning of the fourth quarter of 2016, but the Company anticipates that sales levels will be lower than they had been in the third quarter of 2015 and first 9 months of 2015. The Company is working closely with ASI to rebuild sales of LUBRAJEL in China. In addition, the Company is evaluating other ways in which it can increase global sales of its personal care products, and be as competitive as possible in light of the additional competition that the Company has experienced in the personal care market over the past 2-3 years.

Sales of the Company’s personal care products to the Company’s five other marketing partners for the second quarter of 2016 decreased by a net of $106,731 (24.1%) compared with the second quarter of 2015, and decreased by a net $85,056 (10.5%) for the first six months of 2016 compared with the same period in 2015. In each of those periods, increases in sales to two of the distributors were offset by decreases to three others, with the largest change being attributable to the Company’s Korean marketing partner, whose sales decreased by $97,075 (34.9%) for the second quarter of 2016 compared with the second quarter of 2015, and by $211,884 (48.2%) for the first half of 2016 compared with the same period in 2015. That marketing partner had experienced unusually strong sales in the first half of 2015 that were not repeated in the first half of 2016, with some of that reduction being attributable to the timing of orders.

In the second quarter of 2016 sales to the Company’s marketing partners in the United Kingdom and Italy increased, while sales to its marketing partners in France and Switzerland decreased, resulting in a net decrease in sales of $9,656 (5.9%) compared with the second quarter of 2015. For the six months ended June 30, 2016 sales to the Company’s marketing partners in the United Kingdom and France increased, while sales to its marketing partners in Italy and Switzerland decreased, resulting in a net increase in sales of $126,828 (34%) compared with the same period in 2015.

The Company’s sales in Western Europe continue to be negatively impacted by (a) the continuing economic problems in Europe; (b) the strong U.S. dollar relative to the Euro, which has made the Company’s products less competitive in Europe, and (c) increased competition. For the past few years the Company has been experiencing additional competition from Asian companies selling imitations of the Company’s products at much lower prices, particularly a Korean company that is manufacturing imitations of the Company’s products in China. This has resulted in a loss of some business to these competitive products. As a result, from time to time it has been necessary, and will continue to be necessary, for the Company to lower its prices in specific cases in order to retain or attract customers, and this has impacted its profit margins on those sales. The Company intends to continue to work with its marketing partners to take whatever steps are necessary to try to recover the business it has lost to these lower-priced products, including continuing to reduce prices on a case by case basis, as needed, in order to remain as competitive as possible.

(b)	Pharmaceuticals: Pharmaceutical sales increased by $254,505 (59.6%) in the second quarter of 2016 compared with the same period in 2015, and by $359,186 (41.9%) in the first six months of 2016 compared with the same period in 2015. These increases were due primarily to a $241,967 (79.1%) increase in sales of RENACIDIN in the second quarter of 2016 compared with the same period in 2015. This was due to the introduction of a new 30 mL container in early April. Because of two prior RENACIDIN production curtailments by the Company’s previous contract manufacturer, the volume of RENACIDIN being sold is still below historical levels but has been increasing. In December 2015 the Company received approval by the U.S. Food and Drug Administration to market RENACIDIN in a new, easy-to-use single-dose plastic 30mL bottle, which replaced the older 500mL glass bottle that it had been selling for many years. Sales of the new 30mL bottle started at the beginning of April 2016, and since that time the Company has experienced a steady increase in RENACIDIN sales. The Company has been actively promoting the new product to urologists, pharmacists and patients.

(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products decreased by $23,473 (4.5%) for the second quarter of 2016, and increased by $127,817 (12.2%) for the first half of 2016 compared with the same periods in 2015. The changes in medical product sales were primarily attributable to the ordering patterns of the Company’s customers for these products.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $25,371 (41.1%) and decreased by $7,566 (8.9%) for the three and six months, respectively, ended June 30, 2016, when compared with the corresponding periods ended June 30, 2015. These changes are attributable to customer ordering patterns.

In addition to the above changes in sales, net sales allowances increased by $20,826 for the three months and increased by $30,073 for the six months, respectively, ended June 30, 2016, when compared with the corresponding periods in 2015. The increase for the three-month period and decrease for the six-month period were both due primarily to increases or decreases in chargebacks paid to the U.S. Department of Veterans Affairs and allowances for distribution fees.

Cost of Sales

For the second quarter of 2016, cost of sales as a percentage of sales increased to 47.1%, from 34.0% in the second quarter of 2015. Cost of sales as a percentage of sales increased to 43.3% for the first half of 2016, from 36.3% for the comparable period in 2015. The increases for the second quarter of 2016 and for the first half of 2016 were primarily the result of a higher percentage of the Company’s sales for those periods coming from its pharmaceutical products, primarily RENACIDIN, which is manufactured for the Company by a third party manufacturer and, for that reason, has a lower margin than many of the Company’s other products.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, increased by $21,338 (4.8%) for the second quarter of 2016 compared with the comparable quarter in 2015, and increased by $27,967 (3.1%) for the first half of 2016 compared with the first half of 2015. The increases in operating expenses were primarily attributable to some additional expenses for advertising and sales promotions for its new single-dose form of RENACIDIN. Operating expenses are expected to remain relatively consistent.

Research and Development Expenses

Research and development expenses increased by $1,354 (0.9%) for the second quarter of 2016 compared with the second quarter of 2015, and by $12,612 (3.9%) for the first half of 2016 compared with the same period in 2015. The increases relate to increases in payroll and payroll-related expenses.

Investment Income

Investment income increased by $10,012 for the second quarter of 2016 compared with the comparable quarter of 2015, and decreased by $130 for the first half of 2016 compared with the first half of 2015. These increases were mainly due to fluctuations in dividend income from both stock and bond mutual funds.

Provision for Income Taxes

The Company's effective income tax rate remained approximately 31.0% for all periods presented, and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $13,529,593 at December 31, 2015 to $13,101,036 at June 30, 2016, a decrease of $428,557. The current ratio decreased from 14.7 to 1 at December 31, 2015 to 11.6 to 1 at June 30, 2016. The decrease in working capital was primarily due to a decrease in marketable securities and an increase in accrued expenses. The decrease in the current ratio was primarily due to the increase in accrued expenses. The increase in accrued expenses was due to an increase in accruals for payroll and payroll-related expenses.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2016.

The Company generated cash from operations of $524,379 and $3,061,313 for the first half of 2016 and 2015, respectively. The decrease was primarily due to the decrease in net income.

Cash provided by investing activities for the first half of 2016 was $251,960, and cash used in investing activities in the first half of 2015 was $927,431. This increase was primarily due to a decrease in the purchases of marketable securities in the first half of 2016 compared with the comparable period in 2015.

Cash used in financing activities was $1,603,871 and $2,298,219 for the first half of 2016 and 2015, respectively. This decrease was mainly due to a decrease in dividends paid per share from $0.50 per share in 2015 to $0.35 per share in 2016.

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

UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ROBERT S. RUBINGER
Date: August 9, 2016		Robert S. Rubinger
Chief Financial Officer