Form 10-Q
period 2016-09-30
UNITED GUARDIAN INC
filed 2016-11-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

(as of November 1, 2016)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015

Net sales	$3,457,633	$3,620,365	$7,859,374	$12,116,849

Costs and expenses:
Cost of sales	1,594,198	1,330,842	3,499,589	4,413,986
Operating expenses	460,401	411,619	1,393,286	1,316,537
Research and development	158,593	184,100	494,054	506,949
Total costs and expenses	2,213,192	1,926,561	5,386,929	6,237,472

Income from operations	1,244,441	1,693,804	2,472,445	5,879,377
Investment income	64,644	74,133	190,862	200,481

Income before income taxes	1,309,085	1,767,937	2,663,307	6,079,858

Provision for income taxes	408,950	550,400	832,700	1,891,300

Net Income	$900,135	$1,217,537	$1,830,607	$4,188,558

Earnings per common share (Basic and Diluted)	$0.20	$0.26	$0.40	$0.91

Weighted average shares – basic and diluted	4,594,319	4,596,439	4,594,319	4,596,439

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended SEPTEMBER 30,		NINE months ended SEPTEMBER 30,
	2016	2015	2016	2015

Net income	$900,135	$1,217,537	$1,830,607	$4,188,558

Other comprehensive income:
Unrealized gain (loss) on marketable securities	88,765	(171,267)	363,250	(214,755)
Income tax (expense) benefit related to other comprehensive income (loss)	(30,180)	58,231	(123,505)	73,017
Total other comprehensive income (loss), net of tax	58,585	(113,036)	239,745	(141,738)
Comprehensive income	$958,720	$1,104,501	$2,070,352	$4,046,820

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	SEPTEMBER 30, 2016	DECEMBER 31, 2015
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,027,009	$1,080,489
Marketable securities	11,073,802	10,719,470
Accounts receivable, net of allowance for doubtful accounts of $8,654 at September 30, 2016 and December 31, 2015	1,827,347	934,754
Inventories (net)	1,271,490	1,293,642
Prepaid expenses and other current assets	148,321	160,533
Prepaid income taxes	--	95,767
Deferred income taxes	233,305	233,305
Total current assets	15,581,274	14,517,960

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,299,883	4,175,940
Building and improvements	2,776,602	2,776,602
Total property, plant and equipment	7,145,485	7,021,542
Less: Accumulated depreciation	6,048,374	5,925,429
Total property, plant and equipment, net	1,097,111	1,096,113

Other assets (net)	63,000	74,118
TOTAL ASSETS	$16,741,385	$15,688,191

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$110,468	$96,815
Accrued expenses	898,546	785,623
Dividend payable	110,070	105,929
Income taxes payable	336,632	---
Total current liabilities	1,455,716	988,367

Deferred income taxes	241,515	118,010

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,594,319 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	459,432	459,432
Accumulated other comprehensive income	312,106	72,361
Retained earnings	14,272,616	14,050,021
Total stockholders’ equity	15,044,154	14,581,814

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,741,385	$15,688,191

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,830,607	$4,188,558
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	134,063	129,157
Realized loss/(gain) on sale of marketable securities	1,063	(3,714)
Provision for bad debt	---	(12,326)
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(892,593)	(577,957)
Inventories	22,152	(51,955)
Prepaid expenses and other current and non-current assets	12,214	28,119
Prepaid taxes	95,767	30,643
Accounts payable	13,653	395,968
Accrued expenses and taxes payable	449,555	(19,572)
Net cash provided by operating activities	1,666,481	4,106,921

Cash flows from investing activities:
Acquisition of property, plant and equipment	(123,943)	(33,074)
Proceeds from sale of marketable securities	1,437,832	2,024,752
Purchases of marketable securities	(1,429,979)	(4,603,393)
Net cash used in investing activities	(116,090)	(2,611,715)

Cash flows from financing activities:
Dividends paid	(1,603,871)	(2,298,219)
Net cash used in financing activities	(1,603,871)	(2,298,219)

Net decrease in cash and cash equivalents	(53,480)	(803,013)
Cash and cash equivalents at beginning of period	1,080,489	2,023,383
Cash and cash equivalents at end of period	$1,027,009	$1,220,370

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

Interim financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2016. The interim unaudited financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

3.	Supplemental Disclosure of Non-cash Item

Dividends payable which relate to unconverted shares of one of the Company’s previous corporate entities increased by $4,141 for the nine months ended September 30, 2016. During the nine-month period ended September 30, 2015 the Company increased retained earnings by $21,894 to account for excess prior year dividends returned to the Company which had been held by its transfer agent. See the audited financial statements and the notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2015 for additional information.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

September 30, 2016 (Unaudited)	Cost	Fair Value	Unrealized Gain/(Loss)
Available for Sale:
Fixed income mutual funds	$9,986,346	$10,326,963	$340,617
Equity and other mutual funds	614,568	746,839	132,271
	$10,600,914	$11,073,802	$472,888
December 31, 2015 (Audited)
Available for Sale:
Fixed income mutual funds	$9,968,948	$9,900,587	$(68,361)
Equity and other mutual funds	640,884	818,883	177,999
	$10,609,832	$10,719,470	$109,638

Proceeds from the sale and redemption of marketable securities amounted to $1,437,832 for the nine months ended September 30, 2016, which included realized losses of $1,063. Proceeds from the sale and redemption of marketable securities amounted to $2,024,752 for the nine months ended September 30, 2015, which included realized gains of $3,714.

Investment income consisted principally of realized gains and losses and dividend income from bond funds, mutual funds, and money market funds.

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

5.	Inventories

	September 30, 2016	December 31, 2015
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$339,132	$334,320
Work in process	65,384	44,836
Finished products	866,974	914,486
	$1,271,490	$1,293,642

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at September 30, 2016 and December 31, 2015 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

6.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2016 and December 31, 2015, the Company did not have any unrecognized tax benefits.

7.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	September 30, 2016	December 31, 2015
	(Unaudited)	(Audited)
Beginning balance – net of tax	$72,361	$259,869
Unrealized gain/(loss) on marketable securities before reclassifications - net of tax	240,808	(189,903)
Realized (loss)/gain on sale of securities reclassified from accumulated other comprehensive income	(1,063)	2,395
Ending balance - net of tax	$312,106	$72,361

8.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year ($43,750 per quarter) toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. In each of the three-month periods ended September 30, 2016 and 2015 the Company accrued contributions of $43,750 to the DC Plan, and it accrued a total of $131,250 towards the DC Plan in each of the nine-month periods ended September 30, 2016 and 2015. The Company did not make any discretionary contributions to the DC Plan in the three- and nine-month periods ended September 30, 2016 and 2015.

9.	Related-Party Transactions

During the nine-month periods ended September 30, 2016 and September 30, 2015, the Company paid to Bonamassa, Maietta and Cartelli, LLP $10,000 and $8,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

10.	Other Information

Accrued Expenses

	September 30, 2016	December 31, 2015
	(UNAUDITED)	(AUDITED)

Bonuses	$100,000	$250,000
401K plan contributions	131,250	---
Distribution fees	222,332	206,977
Payroll and related expenses	186,871	109,451
Annual report	47,595	66,000
Audit fee	49,568	82,000
Other	160,930	71,195
Total Accrued Expenses	$898,546	$785,623

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s personal care products are marketed worldwide by five marketing partners, of which Ashland Specialty Ingredients ("ASI") purchases the largest volume of products from the Company. Approximately 47% of the Company's products are sold, either directly or through the Company’s marketing partners, to end users located outside of the United States.

The Company also sells two pharmaceutical products for urological uses. Those products are sold mainly in the United States, with distribution handled primarily by the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the U.S. Department of Veterans Affairs.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2015, and a comparison of the results of operations for the three and nine months ended September 30, 2016 and September 30, 2015. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 2016 decreased by $162,732 (4.5%) compared with the third quarter of 2015. Net sales for the first nine months of 2016 decreased by $4,257,475 (35.1%) as compared with the corresponding period in 2015. The changes in net sales for the three and nine months ended September 30, 2016 were attributable to changes in sales of the following product lines:

(a)	Personal care products: For the third quarter of 2016 the Company’s sales of personal care products decreased by $887,108 (36.0%) when compared with the third quarter of 2015. For the nine-month period ended September 30, 2016 the Company’s sales of personal care products decreased by $5,432,102 (59.8%) when compared with the nine-month period in 2015. The decrease in sales in both periods was due primarily to decreases in shipments of the Company's extensive line of personal care products to ASI, the Company's largest marketing partner. Sales to ASI alone decreased by $963,470 (43.6%) and $5,420,721 (67.8%)% for the three-month and nine-month periods, respectively, ended September 30, 2016, compared with the corresponding periods in 2015. The Company has been informed by ASI that this decline in purchases was almost entirely the result of (1) overly optimistic order forecasts by some of ASI’s customers in China, which resulted in ASI purchasing more of one of the Company’s LUBRAJEL products than it needed; and (2) a regulatory issue in China unrelated to LUBRAJEL that resulted in the temporary suspension of production of some products that contained an ingredient that was not approved for use in China, and which also happened to contain LUBRAJEL as one of the ingredients. The companies that had been marketing those products are in the process of reformulating them to comply with Chinese regulations. As a result of these two issues, ASI accumulated significant excess inventory that it has been gradually working off since the fourth quarter of 2015 and continuing through most of the first nine months of 2016. That excess inventory has now been reduced to the appropriate level for ASI to resume purchasing LUBRAJEL for sale in China. Accordingly, shipments to ASI for sale in China resumed in September 2016. ASI has informed the Company that it anticipates that it will once again be placing regular monthly orders for product intended for shipment to China.

Sales of the Company’s personal care products to its four marketing partners in Western Europe in the third quarter of 2016 increased by $23,636 (13.6%) compared with the third quarter of 2015, with an increase in sales to the Company’s marketing partners in France and Switzerland being partially offset by a decrease in sales to the Company’s marketing partners in the United Kingdom and Italy. For the first nine months of 2016 sales to the Company’s marketing partners in Western Europe other than ASI increased by $160,466 (29.9%), with an increase in sales to the Company’s marketing partners in France and the United Kingdom being partially offset by a decrease in sales to its marketing partners in Italy and Switzerland. Sales to the Company’s South Korean marketing partner increased by $69,171 (131.1%) for the third quarter of 2016 compared with the third quarter of 2015, and decreased by $142,712 (29.0%) for the first nine months of 2016 compared with the same period in 2015. That marketing partner experienced unusually strong sales in the first nine months of 2015 that were not repeated in 2016.

The Company’s sales in Western Europe continue to be negatively impacted by (a) the continuing economic problems in Europe; (b) the strong U.S. dollar relative to the Euro, which has made the Company’s products less competitive in Europe, and (c) increased competition. For the past few years the Company has been experiencing additional competition from Asian companies selling imitations of the Company’s products at much lower prices, particularly Chinese and Korean companies, or other companies manufacturing competitive products in China and Korea. This has resulted in a loss of some business to these competitive products. As a result, from time to time it has been necessary, and will continue to be necessary, for the Company to lower its prices in specific cases in order to retain or attract customers, and this has impacted its profit margins on those sales. The Company intends to continue to work with its marketing partners to take whatever steps are necessary to try to recover the business it has lost to these lower-priced products, including continuing to reduce prices on a case by case basis, as needed, in order to remain as competitive as possible.

(b)	Pharmaceuticals: For the third quarter of 2016 sales of the Company’s pharmaceutical products increased by $666,672 (130.8%) when compared with the third quarter of 2015. For the nine-month period ended September 30, 2016 sales of the Company’s pharmaceutical products increased by $1,025,858 (75.0%) when compared with the first nine months of 2015. The increase in sales for the three-month and nine-month periods was primarily the result of an increase in sales of RENACIDIN due to the introduction of the Company’s new 30mL single dose form of that product in April 2016.

(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $93,376 (13.8%) for the third quarter of 2016 and by $221,193 (12.8%) for the nine-month period ended September 30, 2016 compared with the comparable periods in 2015. The increase in medical product sales was primarily attributable to an increase in sales to a major multinational medical products company due to the addition of one of the Company’s products to a new product line.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $9,968 for the third quarter of 2016, and by $2,403 for the nine-month period ended September 30, 2016 compared with the comparable periods in 2015.

In addition to the above changes in sales, net sales allowances increased by $45,923 and $76,293 for the three and nine month periods, respectively, ended September 30, 2016, when compared with the corresponding periods in 2015. This increase was primarily due to increases in allowances for distribution fees and outdated material returns attributable to the Company’s pharmaceuticals.

Cost of Sales

For the third quarter of 2016, cost of sales as a percentage of sales increased to 46.1%, from 36.8% in the third quarter of 2015, and to 44.5% for the nine-months ended September 30, 2016 compared with 36.4% for the comparable period in 2015. The increases for the third quarter of 2016 as compared to third quarter of 2015 and for the first nine months of 2016 as compared with the comparable period in 2015 were primarily due to the substantial increase in the sales of the Company’s RENACIDIN, which is manufactured for the Company by a third party and therefore has a lower profit margin than many of the Company’s other products.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses increased by $48,782 (11.9%) for the third quarter of 2016 compared with the comparable quarter in 2015, and by $76,749 (5.8%) for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. The increase for the third quarter and the first nine months of 2016 were primarily attributable to increases in payroll and payroll related expenses and consulting fees. Operating expenses are expected to remain relatively constant.

Research and Development Expenses

Research and development expenses decreased by $25,507 (13.9%) for the third quarter of 2016, and $12,895 (2.5%) for the first nine months of 2016, which related to decreases in payroll and payroll-related expenses.

Investment Income

Investment income decreased by $9,489 for the third quarter of 2016 compared with the comparable quarter of 2015, and by $9,619 for the nine months of 2016 compared with the nine months of 2015. These decreases were mainly due to decreases in investment income from both stock and bond mutual funds.

Provision for income taxes

The Company's effective income tax rate remained approximately 31.0% for all periods presented, and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $13,529,593 at December 31, 2015 to $14,125,558 at September 30, 2016, an increase of $595,965. The current ratio decreased from 14.7 to 1 at December 31, 2015 to 10.7 to 1 at September 30, 2016. The increase in working capital was primarily due to increases in receivables and marketable securities, partially offset by an increase in income taxes payable. The decrease in the current ratio was primarily due to increases in accruals for expenses and income taxes.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2016.

The Company generated cash from operations of $1,666,481 and $4,106,921 for the nine months ended September 30, 2016 and September 30, 2015, respectively. The decrease in cash from operations was primarily due to a decrease in net income.

Cash used in investing activities for the nine-month period ended September 30, 2016 and September 30, 2015 was $116,090 and $2,611,715, respectively. This decrease was primarily due to a decrease in cash used for the purchase of marketable securities in the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015.

Cash used in financing activities was $1,603,871 and $2,298,219 for the nine months ended September 30, 2016 and September 30, 2015, respectively. This decrease was due to a decrease in the dividend paid per share from $0.50 per share in 2015 to $0.35 per share in 2016.

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

Date: November 8, 2016