Form 10-K
period 2016-12-31
UNITED GUARDIAN INC
filed 2017-03-23
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

None

Cover Page 1 of 2

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $51,361,676. (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2017, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III (portions of Item 10, as well as Items 11, 12, and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 2017 annual meeting of stockholders ("2017 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after Registrant's fiscal year end.

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

 The Company has a broad range of products, some of which are currently marketed and some of which are still in the research and development stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL® line of cosmetic ingredients and medical lubricants, which accounted for approximately 66% of the Company's sales in 2016, and RENACIDIN® IRRIGATION ("RENACIDIN"), a pharmaceutical product that accounted for approximately 27% of the Company's sales in 2016.

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

The Company’s personal care products, including cosmetic ingredients, are marketed globally by six marketing partners, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. The products are sold directly to those marketing partners, which in turn resell those products to their customers for use in the manufacture or compounding of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”) and the specialty industrial products are sold directly by the Company to marketers of finished products or the contract manufacturers utilized by those marketers. The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to hospitals and pharmacies primarily through full-line drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as comparable regulatory agencies in some foreign countries.

PRODUCTS

The Company operates in one business segment, and its product lines are separated into four distinct product categories:

PERSONAL CARE

LUBRAJEL® is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products. In the personal care industry, they are used primarily as moisturizers and as bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. The largest product by sales in the LUBRAJEL personal care line in 2016 was LUBRAJEL OIL, followed by LUBRAJEL CG. Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name), in descending order of sales, are LUBRAJEL PF (also sold under the tradename “Norgel”), MS, DV, and NP. In addition, many of these products are available in comparable formulations that do not contain parabens as the preservative, and instead use a different preservative system that is preferred by some customers. Those equivalent products are differentiated by adding the word “Free” after the name (for example, LUBRAJEL MS Free and DV Free), indicating that those formulations do not contain parabens.

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

LUBRAJEL NATURAL is the first product in a new line of LUBRAJEL products for cosmetic use that are produced using only ingredients that are considered “natural”. This product, as well as the additional “natural” products under development (see “Development Activities” below) are based on natural polysaccharides, which contribute moisturization, emulsion stabilization, and emolliency to personal care products, particularly creams and lotions. LUBRAJEL NATURAL has received “COSMOS APPROVED” status pursuant to the new global COSMOS standard for certifying natural and organic products, which allows its use in products certified as “natural”. This product is now being actively marketed, and sales in 2016 increased when compared with 2015.

Sales of the Company's personal care products decreased by $5,005,500 (approximately 50%) for the year ended December 31, 2016 when compared with 2015, primarily due to a decrease in sales of LUBRAJEL OIL in China. The decrease was the result (a) a regulatory issue in China that was unrelated to LUBRAJEL OIL but which required the reformulation of some of the products in which LUBRAJEL OIL was being used, and (b) an overstock situation in China resulting from the Company’s marketing partner in China, ASI, having brought into China significantly more LUBRAJEL OIL than it needed to satisfy the requirements of its customers. As a result, there were no significant sales to ASI of product intended for China from the fourth quarter of 2015 until September 2016 while ASI worked off the excess inventory. With the regulatory issue having been addressed, and with products that had been affected by the regulatory issue coming back on the market during 2016, the overstock situation in China was gradually corrected, and in September 2016 ASI resumed its purchases of products intended for sale in China. However, ASI has indicated that its purchases are expected to be at lower volumes than they had been in the first three quarters of 2015.

Each of the following products accounted for less than 1% of the Company’s sales in 2016, listed in descending order of sales.

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

UNITED-GUARDIAN, INC.

KLENSOFT™ is a surfactant (a surface-active agent, such as a soap or detergent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. KLENSOFT sales have been highly variable due to the ordering patterns of the primary customers for the product.

LUBRASIL™ is a special form of LUBRAJEL in which silicone oil is incorporated into a LUBRAJEL base by micro-emulsification, thereby maintaining clarity similar to the other LUBRAJEL products. The product has a silky feel, and is water resistant while moisturizing the skin.

The Company believes that its ability to maintain and/or increase sales of its cosmetic and other personal care products will depend on (a) the ability and determination of its marketing partners, especially its largest marketing partner, ASI, to continue to aggressively promote the Company’s products, particularly to new customers, and to find new marketing opportunities; (b) the Company's success in developing additional new products, including new varieties of LUBRAJEL, as well as new applications for existing products; and (c) the ability of the Company to find ways to compete with manufacturers of lower-cost competitors to its LUBRAJEL products which have negatively impacted the sales of, the Company’s personal care products. In particular, the Company has experienced significant pricing pressure from competitive products being marketed in China by some Asian manufacturers. These lower-cost competitive products are likely to negatively impact the company’s profit margins on some of its products in certain geographic areas.

The Company believes that there is still potential to expand the sales of its LUBRAJEL line of products through new product development, modifications to make some of its current products more competitive, additional claim substantiation, and geographic expansion. The Company believes that its strong brand identity and reputation for supplying quality products will be advantageous in its efforts to compete with the growing number of lower-cost imitations of its products, but that it will still be necessary to be more competitive with its product pricing in certain geographic areas in order to maintain and grow its market share.

MEDICAL

LUBRAJEL RR and RC are both gels used primarily as lubricants for urinary catheters. Both are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. LUBRAJEL RR was the original radiation-resistant LUBRAJEL product. LUBRAJEL RC was developed as a lower-cost alternative to the LUBRAJEL RR for those customers who are in more cost-sensitive markets. Combined sales of these two products in 2016 increased by approximately 15% compared with 2015, with LUBRAJEL RR accounting for the largest portion of that increase. The combined sales of both products accounted for approximately 15% of the Company’s sales in 2016. Sales of both of these products are subject to year-to-year variations based on the ordering patterns of the customers for these two products.

LUBRAJEL MG is the original form of LUBRAJEL, developed as a medical lubricant in the 1970s. It is used by many medical device manufacturers for lubricating urinary catheters, pre-lubricated enema tips, and other medical devices. Sales increased by approximately 27% in 2016 compared with 2015, which the Company believes was the result of fluctuations in the buying patterns of customers for this product. Sales of this product represented approximately 7% of the Company’s sales in 2016.

LUBRAJEL LC was originally developed for a specific customer who required a product suitable for oral use but has since discontinued its purchases. Sales increased by approximately 50% in 2016 compared with 2015.

UNITED-GUARDIAN, INC.

LUBRAJEL FLUID is a very low viscosity form of LUBRAJEL that was developed to provide superior lubrication in water-soluble products. It was specifically developed, and is currently being used, as a replacement for silicone oils in pre-lubricated condoms. The Company has only one customer for this product, and sales of this product did not contribute significantly to the Company’s overall sales.

LUBRAJEL BA is a Lubrajel formulation that was specifically developed for ASI for an oral care use. ASI is actively promoting this product, but sales of this product are not yet a significant contributor to the Company’s revenue.

LUBRAJEL TF is a medical lubricant specifically developed for a global medical products company. Initial sales of this product began at the end of 2012. Although the Company is still hopeful that sales of this product will increase, sales of this product to date have been lower than expected due to the customer’s uncertain marketing plans for this product.

Sales of all of the medical grades of LUBRAJEL increased by approximately 19% in 2016 compared with 2015. Sales of these products accounted for approximately 24% of the Company’s sales in 2016 compared with approximately 15% in 2015. The Company believes that the increase was due to fluctuations in the purchasing patterns of its customers, as well as to the lower sales of personal care products in 2016 compared with sales of the medical products.

PHARMACEUTICAL

RENACIDIN® is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and the urinary bladder. From 1991 until April 2016 it had been marketed as a ready-to-use sterile solution in 500mL glass bottles. It currently has regulatory approval only in the United States. The product had been manufactured for the Company under a long-term contract with a major U.S. drug company. That contract terminated in the first quarter of 2015. In 2013, in anticipation of that contract expiration, the Company began working with a new supplier to produce RENACIDIN in a smaller, more user-friendly container. In August 2014 the Company submitted an application to the United States Food and Drug Administration (“FDA”) to market RENACIDIN in a new sterile, single dose, 30 mL plastic bottle that was engineered to dispense the product directly into an indwelling catheter, eliminating the need to use a separate syringe to extract a small amount of product from the previous 500mL bottle. In December 2015 the Company received approval from the FDA to market the new single-dose product, and sales began in April 2016. The Company has already experienced a significant increase in monthly revenue from the new product, and is optimistic that this new, more user-friendly bottle will enable the Company to continue to increase its sales of RENACIDIN over the next few years. Sales of RENACIDIN increased by approximately 115% primarily as a result of the sales of the new package size, and represented approximately 27% of total Company sales.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of CLORPACTIN have been very consistent from year-to-year. In 2016 sales increased by approximately 6% and represented approximately 5% of the Company’s sales. The company believes that the increase was due to normal year-to-year fluctuations rather than any significant trend in sales.

The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) they are outdated (but not more than one year after their expiration date, which is a return policy that conforms to standard pharmaceutical industry practice).

UNITED-GUARDIAN, INC.

INDUSTRIAL

DESELEX™ Liquid is a sequestering and chelating agent that is used primarily as a replacement for phosphates in the manufacture of detergents. It also has some use in personal care products as a chelating agent in shampoos and body washes. Sales of this product increased by $12,854 (16%) from $78,194 in 2015 to $91,048 in 2016.

THOROCLENS is a chlorine-based cleanser manufactured and packaged by the Company for a small company in New England that resells the product to its customers. Sales of this product increased by $7,749 (14%) from $56,587 in 2015 to $64,336 in 2016.

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

UNITED-GUARDIAN, INC.

 The Company's major research focus is on the development of new and unique ingredients for cosmetic and other personal care products. The following are some of the projects that the Company is either working on or intends to work on in the near future:

LUBRAJEL MARINE and LUBRAJEL OIL NATURAL: These will be the next two products in the LUBRAJEL “Natural” line, in which products are formulated using only ingredients that are considered “natural”. Like the original LUBRAJEL NATURAL, these two products are based on natural polysaccharides. The LUBRAJEL MARINE uses some components derived from marine vegetation. The LUBRAJEL OIL NATURAL will be a new, natural form of the Company’s original LUBRAJEL OIL, with similar lubricating properties but based on all-natural components. The polymer network in this product is based solely on vegetable feedstock. Like the original LUBRAJEL NATURAL, both of these products had been certified as “natural” by Ecocert, one of the global organizations responsible for certifying cosmetic ingredients as natural, and the LUBRAJEL MARINE has also received the newer “COSMOS APPROVED” status pursuant to the new global COSMOS standard for certifying natural and organic products, which allows use of those materials in “COSMOS CERTIFIED” products. The COSMOS approval is pending for the LUBRAJEL OIL NATURAL. The formulation for the LUBRAJEL MARINE has been finalized, and the formulation for the LUBRAJEL OIL NATURAL should be finalized by the end of the first quarter of 2017, which is also when the Company expects to begin actively marketing the LUBRAJEL MARINE. The initiation of marketing of the LUBRAJEL OIL NATURAL has not been set, but the Company expects that to happen sometime in 2017. The Company believes that there is a growing demand for natural products, especially in personal care products, and expects to add additional products to this line in the future if these initial products are successful.

Lubrajel Terra: This is intended to be the fourth product in the LUBRAJEL “Natural” line. It will be based on polysaccharides from plant-based materials. This is still in the product development stage. The Company currently anticipates that this product, if it can be successfully developed, will be ready for sampling by late 2017.

GLYCERYL GLYCOLATE: This material is intended to function as an anti-aging skincare ingredient. The Company has finalized the product formulation and has developed some recommended applications as well as instructions for potential customers as to how it can be used in finished formulations. However, the Company has not yet made a determination as to whether there is a sufficient market for this product to continue the technical development work, based on other competitive products that are already on the market.

Amla Complex: This product consists of an extract of the Amla fruit (Indian Gooseberry), which is believed to have certain health benefits, including improved skin health and healthier hair. It is high in antioxidant content, such as vitamin C. This product is in the R&D phase and samples are not yet available for evaluation, but the Company is working closely with its marketing partners to determine the potential for this product. It is anticipated that this product will also receive “COSMOS APPROVED” status once it is submitted to the certifying agency.

It should be emphasized that some of the projects listed above are in the very early stages of research and development, and there can be no guarantee that any particular development project will result in a marketable product or in significant sales if it is marketed.

UNITED-GUARDIAN, INC.

The Company’s research and development expenses in 2016 were $651,828 as compared with $648,211 in 2015. It expects its research and development expenses in 2017 to be comparable to those of 2016. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

The Company requires all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

TRADEMARKS AND PATENTS

The Company strongly believes in protecting its intellectual property and intends, whenever reasonably possible and economically practical, to obtain patents in connection with its product development program. The Company currently holds one United States patent and several trademarks relating to its products. In recent years the Company has relied more on trade secrets and proprietary formulations and manufacturing methods to protect its intellectual property rather than patents, since under current patent law the filing of a patent now provides detailed proprietary information that can be copied by companies in other countries where enforcement would be difficult and expensive, such as in China. The Company believes that in many cases it is better to protect its intellectual property in other ways that do not require the disclosure of proprietary information. Many patents that had previously been issued to the Company have expired. There can be no assurance that any patents held by the Company will be valid or otherwise of value to the Company, or that any patent applied for will be granted. The Company will continue to file patent applications in situations where it believes that relying on trade secrets would be insufficient protection.

Set forth below is a table listing certain information with respect to the U.S. patent currently held by the Company.

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

DOMESTIC SALES

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement originally entered into in 1996 with International Specialty Products (“ISP”), the predecessor company of ASI, which was subsequently modified and expanded (see “Marketing Agreements” below). ASI also has certain non-exclusive rights to sell some of the Company's other industrial and medical products, and was granted the exclusive right to market an oral care product, LUBRAJEL BA, which was specifically developed for ASI in 2012 but which, to date, has not had significant sales. The current agreement with ASI is scheduled to terminate on December 31, 2017, but will continue for an additional two-year period ending December 31, 2019 unless the Company notifies ASI by November 1, 2017 that it does not want to continue its marketing partnership with ASI.

Revenue from domestic sales of all Company products accounted for approximately 77% of the Company’s total sales revenue in 2016, compared with 83% in 2015. Sales to the Company’s largest marketing partner, ASI, accounted for approximately 32% of total Company sales in 2016 and 60% in 2015. Although a significant percentage of ASI’s purchases from the Company are ultimately sold to foreign customers, all sales to ASI are included in domestic sales revenue because all shipments to ASI are delivered to ASI’s warehouses in the U.S.

UNITED-GUARDIAN, INC.

The Company’s pharmaceutical products are marketed only in the United States, and are sold primarily through full-line drug wholesalers, and accounted for approximately 29% of Company sales in 2016 (net of returns and allowances, which accounted for approximately 3% of Company sales), and approximately 12% in 2015. Domestic sales of the Company's medical (non-pharmaceutical) products accounted for approximately 14% of Company sales in 2016, and 10% in 2015. Approximately 70% of the Company’s domestic sales of medical products in 2016, and 71% in 2015, were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products that are marketed globally.

Domestic sales of the Company’s specialty industrial products accounted for approximately 2% of Company sales in both 2016 and 2015. The medical and industrial products are sold directly to customers or their contract manufacturers, who incorporate these products into their finished products.

FOREIGN SALES

In 2016 approximately 23% of the Company’s sales revenue was from (a) sales of its personal care products to the Company’s foreign marketing partners, which accounted for approximately 13% of Company sales in 2016 and 11% in 2015, and (b) sales of some of the Company’s medical products directly to certain customers in foreign countries, which accounted for approximately 10% of Company sales in 2016 compared with 6% in 2015.

Because all shipments to the Company’s largest marketing partner, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are included in “Domestic Sales”, even though a significant percentage of ASI’s sales of the Company’s products are to customers in foreign countries. Based on sales information provided to the Company by ASI, in 2016 approximately 70% of ASI’s sales were to customers in foreign countries, compared with 80% in 2015. ASI’s largest foreign market in both 2016 and 2015 was China, which accounted for approximately 53% of ASI’s sales in 2016 and 63% in 2015.

Since the Company sells its products in U.S. Dollars, the Company’s selling prices are not affected by fluctuations in foreign currency exchange rates except to the extent that a stronger dollar compared with foreign currencies can make the Company’s products less competitive in foreign markets, sometimes requiring the Company to reduce its prices in order be more competitive. In recent years sales have been negatively impacted by the strength of the U.S. Dollar relative to other currencies, particularly the Euro, which has resulted in some of the Company’s products being more price sensitive than they had been in the past. It has also enabled some of the Company’s competitors to take some market share from the Company in those markets.

SALES AND MARKETING

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

The marketing agreement with ASi was entered into in 1994 with ISP, the predecessor company of ASI. That agreement set forth provisions under which ISP/ASI would market and distribute the Company's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. ISP manufactured and marketed globally (and continues to do so as ASI) an extensive line of personal care and pharmaceutical additives and various other industrial products. In 1996, the parties entered into another agreement, extending ISP’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, December 2002, December 2005, May 2010, November 2012, and November 2013 the parties entered into additional agreements that modified, extended, and consolidated the 1994 and 1996 agreements, and provided for automatic two-year renewals of ASI’s marketing rights unless either party terminated the arrangement upon 60 days’ notice. The agreement automatically renewed on January 1, 2012, 2014, and 2016 for additional two-year terms. The current contract ends on December 31, 2017 but will automatically renew for an additional two-year term unless cancelled by notice given no later than November 1, 2017.

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

RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has five major raw material vendors that together accounted for approximately 85% of the raw material purchases by the Company in 2016, and 89% in 2015.

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

COMPETITION

The Company has some products or processes that are either proprietary or have some unique characteristics, and its LUBRAJEL line of products is well known globally and has an excellent reputation for quality. The Company believes that these characteristics will be advantageous to the Company in its continuing efforts to compete effectively with other pharmaceutical, personal care, specialty chemical, or health care companies. The pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company experienced a high level of competition for its cosmetic ingredients during 2016, not only because of additional competition in the marketplace, but also because of the strengthened U.S. dollar, which caused the Company’s products to be less competitive than they had been in the past when the dollar was not as strong. The Company anticipates that this increased competition will continue in the coming years, and is working with ASI, its primary marketing partner, to address the issue and determine how the Company can make its products more competitive in the marketplace in light of the changed circumstances. The Company is aware that there are other domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, some of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, specialty chemical, personal care and health care companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. The Company intends to focus its research efforts on the development of new and innovative products for which there is not the same competitive situation as there is for some of the Company’s older products, and is optimistic that the development of unique products, such as its focus on the development of products made exclusively with natural ingredients, will enable it to continue to compete in a market in which competition has become more of a factor than it had been in the past.

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

UNITED-GUARDIAN, INC.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the U.S. Food & Drug Administration (“FDA”), as well as state regulatory agencies. Products that may be developed and sold by the Company outside the United States may require approval from foreign regulatory agencies. Although the Company does not currently market any medical devices, if it were to do so a 510(k) pre-market notification to the FDA would be required to demonstrate that the device is at least as safe and effective as a legally marketed device. The Company would then need to receive clearance from the FDA prior to marketing the device. While the Company does not have any current plans to develop any new pharmaceutical products, any new drug product would require clinical evaluation under an Investigational New Drug Application, and the subsequent submission to the FDA of a New Drug Application.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2016 and 2015 the Company incurred approximately $31,000 and $38,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

EMPLOYEES

The Company presently has 33 employees, 4 of whom serve in an executive capacity, 17 in research, quality control and manufacturing, 6 in maintenance and construction, and 6 in office and administrative support services. Of the total number of employees, 29 work full time.

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

The following table sets forth the high and low closing sale prices of the shares of Common Stock, as reported by NASDAQ, for the period January 1, 2015 to December 31, 2016. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2016		Year Ended December 31, 2015
		High	Low	High	Low
First	(1/1 - 3/31)	$22.78	$18.71	$22.13	$18.20
Second	(4/1 - 6/30)	20.64	16.07	22.81	18.08
Third	(7/1 - 9/30)	16.50	13.66	20.00	18.00
Fourth	(10/1 - 12/31)	16.90	14.36	20.89	18.01

UNITED-GUARDIAN, INC.

Holders of Record

As of March 1, 2017, there were 734 holders of record of Common Stock.

Cash Dividends

On May 18, 2016, the Company’s Board of Directors declared a semi-annual cash dividend of $0.35 per share, which was paid on June 15, 2016 to all stockholders of record as of June 1, 2016. On November 30, 2016, the Company’s Board of Directors declared a semi-annual cash dividend of $0.40 per share, which was paid on December 19, 2016 to all stockholders of record as of December 12, 2016.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s marketable securities include investments in equity and fixed income mutual funds, and government securities. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on mutual funds are determined using the average cost method, while realized gains or losses on government securities and bonds are determined using the specific-identification method. Realized gains or losses on the Company's marketable securities are insignificant for the years ended December 31, 2016 and 2015. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2016 and 2015 the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Results of Operations

Year ended December 31, 2016 compared with the year ended December 31, 2015:

Net Sales

Net sales decreased from $14,006,244 in 2015 to $10,776,867 in 2016, a decrease of $3,229,377 (23%). The overall decrease was due primarily to decreases in purchases of the Company’s personal care products by its primary distributor, ASI (see discussion below regarding “Personal care products”). Those decreases were partially offset by increases in sales of the Company’s pharmaceutical and medical (non-pharmaceutical) products (see discussions below). The net decrease was the result of the following specific changes in sales in the different product categories:

(a)	Personal care products:

Sales of the Company's personal care products, including cosmetic ingredients, decreased from $9,922,130 in 2015 to $4,916,630 in 2016, a decrease of $5,005,500 (approximately 50%).The decrease was attributable primarily to a decrease in sales of the Company’s LUBRAJEL products to ASI, the Company’s largest marketing partner, for export to China, which was due to an excess inventory situation in China during the first nine months of 2016. As a result, sales to ASI in 2016 decreased by $4,917,649 (approximately 58%) from $8,375,331 in 2015 to $3,457,682 in 2016. Aggregate sales to the Company’s marketing partners in the UK and France increased by $153,831 (approximately 22%) from $694,409 in 2015 to $848,240 in 2016, while aggregate sales to the Company’s distributors in Italy and Switzerland decreased by $24,968 (approximately 18%) from $135,741 in 2015 to $110,773 in 2016. Sales to the Company’s distributor in Korea decreased by $199,447 (approximately 30%) from $663,327 in 2015 to $463,880 in 2016.

UNITED-GUARDIAN, INC.

Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, in 2016 approximately 70% of ASI’s sales were to customers in foreign countries, compared with 80% in 2015. ASI’s largest foreign market in both 2016 and 2015 was China, which accounted for approximately 53% of ASI’s sales in 2016 and 63% in 2015.

The decrease in sales to ASI for export to China during the first nine months of 2016 was the result of (a) a regulatory issue in China that was unrelated to LUBRAJEL OIL but which required the reformulation of some of the products that contained LUBRAJEL OIL; (b) ASI continuing to purchase LUBRAJEL OIL at normalized levels despite the negative impact of that regulatory issue on product demand, thereby resulting in a short term overstocking of LUBRAJEL OIL in China, which was made worse by ASI not realizing the extent of the overstocking situation until later than it should have. As a result, there were no significant sales to ASI of product intended for China from the fourth quarter of 2015 until September 2016 while ASI worked off the excess inventory. Based on information provided to the Company by ASI, ASI’s sales of the Company’s products in China from ASI’s inventory continued through 2016 at a reduced level, which gradually lowered ASI’s excess inventory levels. With the regulatory issue having been addressed, and with products that had been affected by the regulatory issue coming back on the market during 2016, the overstock situation in China was gradually corrected, and in September 2016 ASI resumed its purchases of products intended for sale in China. However, ASI has indicated that its purchases are expected to be at lower, more normalized volumes than they had been in the first three quarters of 2015.

Sales of the Company’s products in Europe increased slightly. However, the continuing sluggishness of many economies in Europe, as well as the strong U.S. dollar relative to the Euro, continued to negatively impact the Company’s sales in Europe, since the strong U.S. dollar continues to make the Company’s products less competitive in Europe. There has also been more competition in the European marketplace than there had been in previous years due to Asian competitors selling imitations of the Company’s product at much lower prices. This has resulted in a loss of some sales to these competitive products.

From time to time the Company offers discounts to maintain and increase sales and bring in new customers. The additional competition coming from products manufactured in China has resulted in the Company offering deeper discounts than it has in the past, and it is likely that the Company’s margins on some of its products will be lower in the future due to this increased competition.

In 2015 the Company had offered a discounted price to a significant customer of ASI in Canada for one of its LUBRAJEL products, in exchange for a commitment to purchase a specific amount of product during the year. Since that customer did not attain the level of purchases on which that rebate was conditioned, ASI was obligated to refund to the Company the amount of the discount that had been given to it predicated on it reaching that higher level of sales to that customer. The refund, in the amount of $88,360, was repaid to the Company in full in January 2016.

UNITED-GUARDIAN, INC.

(b)	Pharmaceuticals:

Sales of the Company’s two pharmaceutical products, RENACIDIN and CLORPACTIN, together increased by $1,581,913 (approximately 85%), increasing from $1,862,935 in 2015 to $3,444,848 in 2016, with RENACIDIN accounting for most of the increase. Sales of RENACIDIN increased by $1,552,585 (approximately 115%) from $1,347,545 in 2015 to $2,900,130 in 2016, and accounted for approximately 27% of the Company’s sales in 2016, as compared with 10% in 2015. The increase was due to the introduction of the Company’s new 30mL single-dose form of the product, which was approved for marketing by the FDA in December 2015. The new single-dose unit was engineered to dispense the product directly into an indwelling catheter, eliminating the need to use a separate syringe to extract a small amount of product from the Company’s previous 500mL glass bottle. Sales of the new sterile single-dose product began in April 2016. The Company is optimistic that this new, more user-friendly package will enable it to continue to increase its sales of RENACIDIN.

The increase in sales of the Company’s pharmaceutical products was partially offset by an increase of $209,303 in allowances for distribution fees, product returns, chargebacks paid to the U.S. Department of Veterans Affairs, and rebates paid for Medicaid- and Medicare-related sales. This increase was primarily due to the increase in sales of RENACIDIN.

(c)	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products increased by $420,781 (approximately 19%) from $2,203,890 in 2015 to $2,624,671 in 2016. The increase is believed to be due primarily to the timing of orders from certain customers.

(d)	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $14,416 (approximately 8%) from $174,361 in 2015 to $159,945 in 2016 due to normal fluctuations in customer ordering patterns.

Gross Profit

Gross profit decreased to approximately 55% in 2016 from 63% in 2015. The decrease was the result of (a) a decrease in sales of the Company’s products in 2016 compared to 2015, which resulted in lower production efficiency due to the decreased production volume, and (b) an increase in the sales of some of the Company’s lower-margin products, primarily RENACIDIN.

Operating Expenses

Operating expenses decreased by $9,457 in 2016 compared with the prior year, decreasing from $1,862,290 in 2015 to $1,852,833 in 2016. The decrease was mainly attributed to decreases in insurance, payroll, and payroll-related expenses.

Research and Development Expenses

Research and development expenses amounted to $651,828 and $648,211 for 2016 and 2015 respectively. The increase of $3,617 was primarily related to an increase in outside laboratory expenses

UNITED-GUARDIAN, INC.

Other Income (Expense)

Other income (net) decreased by $25,321 (approximately 8%) from $331,826 in 2015 to $306,505 in 2016. The decrease was mainly due to a decrease in investment income from both stock and bond mutual funds, as well as realized losses from the sales of some of the Company’s mutual funds.

Provision for Income Taxes

The provision for income taxes decreased by $903,557 (approximately 45%) from $2,018,482 in 2016 to $1,114,925 in 2015. This decrease was mainly due to a decrease in income from operations. The Company’s effective income tax rate was approximately 30% in both 2016 and 2015, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities as well as the utilization of research and development tax credits.

Liquidity and Capital Resources

Working capital decreased from $13,529,593 at December 31, 2015 to $12,922,738 at December 31, 2016, a decrease of $606,855 (approximately 5%). The current ratio decreased from 14.7 to 1 at December 31, 2015 to 13.4 to 1 at December 31, 2016. The decreases in working capital and the current ratio were mainly due to a decrease in marketable securities and an increase in accrued expenses.

Accounts receivable (net of allowance for doubtful accounts) as of December 31,2016 increased by $663,243 (approximately 71%) from $934,754 in 2015 to $1,597,997 in 2016. The receivables turnover, or Days Sales Outstanding (DSO), for 2016 was 42 days, compared with 33 days in 2015. The increase was mainly the result of higher accounts receivables in the latter part of 2016 due to an increase in sales in the third and fourth quarter of 2016. The Company has bad debt reserves of $16,943 and $8,654 for 2016 and 2015, respectively, and believes that the net balance of its accounts receivable is fully collectable as of December 31, 2016.

The Company generated cash from operations of $2,290,444 in 2016 compared with $5,199,972 in 2015. The decrease in 2016 was primarily due to a decrease in net income and an increase in accounts receivable.

Net cash provided by investing activities was $490,235 for the year ended December 31, 2016 compared with cash used in investing activities of $1,674,250 for the year ended December 31, 2015. This increase in net cash provided was mainly due to a decrease in purchases of marketable securities in 2016 compared with 2015.

Cash used in financing activities was $3,436,867 and $4,468,616 during the years ended December 31, 2016 and 2015, respectively. The decrease was mainly due to the payment of lower dividends in 2016 compared with 2015.

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

UNITED-GUARDIAN, INC.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2016. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

UNITED-GUARDIAN, INC.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2016 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2017 Proxy Statement.

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

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" to be contained in the Company's 2017 Proxy Statement.

UNITED-GUARDIAN, INC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" to be contained in the Company's 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers" to be contained in the Company's 2017 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Raich Ende Malter & Co. LLP (“Raich Ende”), the Company’s principal accountants since March 29, 2016, for the quarterly reviews of the Company’s financial statements for the first, second and third quarters of 2016 and the audit of the Company’s financial statements for the 2016 fiscal year were $68,000. The fees that were billed by the Company’s previous principal accountants, Baker Tilly Virchow Krause, LLP (“Baker Tilly”), which resigned as the Company’s principal accountants effective March 25, 2016, for the reviews of the Company’s financial statements for the first, second, and third quarters of 2015 and the audit of the Company’s financial statements for the 2015 fiscal year were $83,000. In addition, Baker Tilly was reimbursed $964 for out-of-pocket expenses for the 2015 fiscal year.

Audit-Related Fees

During 2016 and 2015 there were no fees paid to Raich Ende or Baker Tilly in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Raich Ende or Baker Tilly for the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Raich Ende or Baker Tilly during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

UNITED-GUARDIAN, INC.

All Other Fees

There were no other non-audit-related fees billed to the Company by Raich Ende or Baker Tilly in 2016 or 2015.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Kenneth H. Globus
Kenneth H. Globus
Date: March 22, 2017		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kenneth H. Globus	President, General Counsel, Chairman	March 22, 2017
	Kenneth H. Globus	of the Board of Directors (Principal Executive Officer)

By:	/s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 22, 2017
	Robert S. Rubinger	Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Lawrence F. Maietta	Director	March 22, 2017
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director; Audit Committee member	March 22, 2017
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director; Audit Committee member	March 22, 2017
Andrew A. Boccone

By:	/s/ S. Ari Papoulias	Director; Audit Committee member	March 22, 2017
S. Ari Papoulias

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit #	Description

2	Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3(a)	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3(b)	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4(a)	Specimen Certificate for shares of Common Stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10(a)	Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

10(b)	Exclusive Distributor Agreement between the Company and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10(c)	Letter Amendment between the Company and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10(d)	Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 and amended on December 31, 2002. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10(e)	Letter Amendment between the Company and ISP Technologies Inc. dated May 5, 2010 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 and amended on December 16, 2002 and December 20, 2005. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10(f)	Manufacturing and Supply Agreement between the Company and Smiths Medical ASD, Inc. signed November 12, 2013 and effective as of November 1, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated and filed November 18, 2013.

21	Subsidiaries of the Company:

Name	Jurisdiction of Incorporation	Name Under Which it does Business

Dieselite Corporation (Inactive)	Delaware	N/A

UNITED-GUARDIAN, INC.

31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Kenneth H. Globus, President and Principal Executive Officer of the Company, and Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

(For the years ended

December 31, 2016 and 2015)

UNITED-GUARDIAN, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders

United-Guardian, Inc.

Hauppauge, New York

We have audited the balance sheet of United-Guardian, Inc. as of December 31, 2016, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for the year then ended. United-Guardian, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of United-Guardian, Inc. as of December 31, 2015, were audited by other auditors whose report dated March 23, 2016, expressed an unqualified opinion on those statements.

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

In our opinion, the 2016 financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2016, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ RAICH ENDE MALTER & CO. LLP

Melville, New York

March 22, 2017

UNITED-GUARDIAN, INC.

Board of Directors and Stockholders

United-Guardian, Inc.

Hauppauge, New York

We have audited the accompanying balance sheet of United-Guardian, Inc. (the "Company") as of December 31, 2015, and the related statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United-Guardian, Inc. as of December 31, 2015, and the results of its operations and its cash flows for the year then ended in conformity with United States generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Melville, New York

March 23, 2016

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2016	2015

Net sales	$10,776,867	$14,006,244

Costs and expenses:
Cost of sales	4,882,644	5,202,158
Operating expenses	1,852,833	1,862,290
Research and development	651,828	648,211
Total costs and expenses	7,387,305	7,712,659
Income from operations	3,389,562	6,293,585

Other income (expense):
Investment income	306,505	332,705
Loss from sale of asset	---	(879)
Total other income	306,505	331,826
Income from operations before provision for income taxes	3,696,067	6,625,411

Provision for income taxes	1,114,925	2,018,482
Net income	$2,581,142	$4,606,929

Earnings per common share (basic and diluted)	$0.56	$1.00

Weighted average shares (basic and diluted)	4,594,319	4,594,319

STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2016	2015

Net income	$2,581,142	$4,606,929

Other comprehensive income (loss):

Unrealized gain (loss) on marketable securities	156,474	(284,103)

Income tax (expense) benefit	(53,201)	96,595
Other comprehensive income (loss), net of tax	103,273	(187,508)

Comprehensive income	$2,684,415	$4,419,421

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2016	2015
Current assets:
Cash and cash equivalents	$424,301	$1,080,489
Marketable securities	10,218,009	10,719,470
Accounts receivable, net of allowance for doubtful accounts of $16,943 in 2016 and $8,654 in 2015	1,597,997	934,754
Inventories (net)	1,255,813	1,293,642
Prepaid expenses and other current assets	135,320	160,533
Prepaid income taxes	82,732	95,767
Deferred income taxes	254,517	233,305
Total current assets	13,968,689	14,517,960

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,342,629	4,175,940
Building and improvements	2,776,602	2,776,602
Total property, plant and equipment	7,188,231	7,021,542

Less accumulated depreciation	6,097,640	5,925,429
Net property, plant, and equipment	1,090,591	1,096,113

Other assets (net)	59,295	74,118
Total assets	$15,118,575	$15,688,191

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2016	2015
Current liabilities:
Accounts payable	$82,821	$96,815
Accrued expenses	848,328	785,623
Dividends payable	114,802	105,929
Total current liabilities	1,045,951	988,367

Deferred income taxes	252,135	118,010

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2016 and 2015, respectively	459,432	459,432
Accumulated other comprehensive income	175,634	72,361
Retained earnings	13,185,423	14,050,021
Total stockholders’ equity	13,820,489	14,581,814
Total liabilities and stockholders’ equity	$15,118,575	$15,688,191

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2016 and 2015

	Common stock		Accumulated other comprehensive	Retained
	Shares	Amount	income	earnings	Total
Balance, January 1, 2015	4,596,439	$459,644	$259,869	$14,017,425	$14,736,938

Change in unrealized gains on marketable securities, net of deferred income tax benefit of $96,595	---	---	(187,508)	---	(187,508)

Net income	---	---	---	4,606,929	4,606,929

Shares surrendered	(2,120)	(212)	---	212	---

Reimbursement of overpaid prior year dividends	---	---	---	21,894	21,894

Dividends declared, not paid	---	---	---	(6,975)	(6,975)

Dividends declared and paid	---	---	---	(4,589,464)	(4,589,464)

Balance, December 31, 2015	4,594,319	$459,432	$72,361	$14,050,021	$14,581,814

Change in unrealized gains on marketable securities, net of deferred income tax of $53,201	---	---	103,273	---	103,273

Net income	---	---	---	2,581,142	2,581,142

Dividends declared, not paid	---	---	---	(8,873)	(8,873)

Dividends declared and paid	---	---	---	(3,436,867)	(3,436,867)

Balance, December 31, 2016	4,594,319	$459,432	$175,634	$13,185,423	$13,820,489

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$2,581,142	$4,606,929
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,035	173,484
Realized loss (gain) on sales of marketable securities	1,011	(2,395)
Realized loss on sale of asset	---	879
Bad debt (recovery)	8,289	(21,240)
Deferred income taxes	59,712	(22,369)
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(671,532)	679,746
Inventories	37,829	(56,488)
Prepaid expenses and other current and non-current assets	25,213	(918)
Prepaid income taxes	13,035	(65,124)
Accounts payable	(13,995)	(44,296)
Accrued expenses	62,705	(48,236)
Net cash provided by operating activities	2,290,444	5,199,972

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(166,689)	(62,573)
Purchases of marketable securities	(2,309,935)	(5,556,065)
Proceeds from sales of marketable securities	2,966,859	3,944,388
Net cash provided by (used in) investing activities	490,235	(1,674,250)

Cash flows from financing activities:
Dividends received on unconverted shares	---	120,848
Dividends paid	(3,436,867)	(4,589,464)
Net cash used in financing activities	(3,436,867)	(4,468,616)

Net decrease in cash and cash equivalents	(656,188)	(942,894)
Cash and cash equivalents, beginning of year	1,080,489	2,023,383
Cash and cash equivalents, end of year	$424,301	$1,080,489

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical lubricants, health care products, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic and personal care products. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, LUBRAJEL® and RENACIDIN® IRRIGATION (“RENACIDIN”) together accounted for approximately 93% and 95% of net sales for the years ended December 31, 2016 and December 31, 2015, respectively. LUBRAJEL accounted for approximately 66% and 85% of net sales for the years ended December 31, 2016 and December 31, 2015, respectively, and RENACIDIN accounted for approximately 27% and 10% of net sales for the years ended December 31, 2016 and December 31, 2015, respectively.

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

Revenue Recognition

The Company recognizes revenue when products are shipped, title and risk of loss pass to customers, persuasive evidence of a sales arrangement exists, and collections are reasonably assured. All products are shipped Ex Works (transportation costs from the Company’s facility in Hauppauge, NY, and risk of loss from the time the goods are made available to the customer at the Company’s facility, are the customer’s responsibility). Shipments are only made after confirmation that a valid purchase order has been received and that the future collection of the sale amount is reasonably assured. All sales of the Company’s products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of the goods unless they are defective. The Company does not make sales on consignment, and the collection of the proceeds of the sale is not contingent upon the customer being able to sell the goods to a third party.

Any allowance for returns is taken as a reduction of sales within the same period the revenue is recognized. Such allowances are based on historical experience. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

During 2015 the Company had offered a discounted price to a significant customer of ASI in Canada for one of its LUBRAJEL products in exchange for a commitment to purchase a specific amount of product during the year. Since that customer did not attain the level of purchases required for that rebate, ASI was obligated to return to the Company the rebate that was given to that customer, in the amount of $88,360.

UNITED-GUARDIAN, INC.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2016, approximately $277,000 exceeded the FDIC limit.

Dividends

On May 18, 2016, the Company’s Board of Directors declared a semi-annual cash dividend of $0.35 per share, which was paid on June 15, 2016 to all stockholders of record as of June 1, 2016. On November 30, 2016, the Company’s Board of Directors declared a semi-annual cash dividend of $0.40 per share, which was paid on December 19, 2016, to all stockholders of record as of December 12, 2016. In 2016 the Company declared a total of $3,445,740 in dividends, of which $3,436,867 was paid. The balance of $8,873 is payable to stockholders who could not be located at the time the dividend was paid and is being held by the Company for possible future payment.

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

Supplemental Disclosures of Cash Flow Information and Non-cash Investing and Financing Activities

Cash payments for income taxes were $1,050,000 and $2,125,000 for the years ended December 31, 2016 and 2015, respectively.

The Company has a number of unconverted shares of one of its previous corporate entities, Guardian Chemical Corporation (“Guardian”), that would convert to approximately 11,106 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. Since the early 1990’s, the Company has been paying accumulated dividends directly to those shareholders as those shares were converted, while at the same time its transfer agent was holding duplicate funds to cover those same payments (as well as future payments for Guardian shares that had not yet been converted). In September 2015 it was agreed that those duplicate funds would be returned to the Company, and the Company recorded a receivable from the transfer agent in the amount of $120,848. Of that amount, $21,894 was added to retained earnings to account for the amount that had been previously exchanged and paid, and the balance of $98,954 will continue to be accounted for as a potential liability in the event that one or more of the holders of that Guardian stock can be located and request conversion of their Guardian shares, in which case the accumulated dividends will be paid to them and the liability reduced accordingly. Payment of the amount owed to the Company by its transfer agent was received in October 2015. The Company is presently researching its options in regard to the distribution of the funds it is continuing to hold, in the event the remaining holders of Guardian stock cannot be located. The Company will continue to accumulate a dividend payable on the above shares as dividends are declared. The Company accrued an additional $8,873 and $6,975, during 2016 and 2015 respectively, on these shares.

UNITED-GUARDIAN, INC.

Marketable Securities

Marketable securities include investments in equity and fixed income mutual funds, and government securities, all of which have a high degree of liquidity, are classified as "Available for Sale" securities, and are reported at their fair values. Unrealized gains and losses on "Available for Sale" securities are reported as accumulated other comprehensive income (loss) in stockholders' equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on sales of investments and declines in value judged to be other than temporary, if any, are reported in other income (loss) with cost being determined on a specific identification basis. Fair values are based on quoted market prices. The Company evaluates its investments periodically for possible impairment and reviews factors such as the length of time and extent to which fair value has been below cost basis and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Inventories

Inventories are valued at the lower of cost or current market value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Inventory costs include material, labor and factory overhead.

Property, Plant and Equipment

Property, plant and equipment are carried at cost, less accumulated depreciation. Major replacements and betterments are capitalized, while routine maintenance and repairs are expensed as incurred. Assets are depreciated under both accelerated and straight-line methods. Depreciation charged as a result of using accelerated methods was not materially different than that which would result from using the straight-line method for all periods presented. Certain factory equipment and fixtures are constructed by the Company using purchased materials and in-house labor. Such assets are capitalized and depreciated on a basis consistent with the Company's purchased fixed assets.

Estimated useful lives are as follows:

Factory equipment and fixtures (in years)	5	-	7
Building (in years)		40
Building improvements		Lesser of useful life or 20 years

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2016 and 2015.

UNITED-GUARDIAN, INC.

Other Assets (net)

Other assets at December 31, 2016 represents the amount expended in connection with the development of the new dosage form of RENACIDIN. The Company began amortizing these costs in the first quarter of 2016. At December 31, 2016 accumulated amortization for such assets amounted to $14,823.

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

For the year ended December 31, 2016, two of the Company’s distributors and marketing partners accounted for approximately 47% of the Company’s net sales during the year, and 36% of its outstanding accounts receivable at year end. For the year ended December 31, 2015, the same two distributors and marketing partners accounted for a total of approximately 66% of the Company’s net sales during the year, and 20% of its outstanding accounts receivable at year end.

Vendor Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. The Company has five major raw material vendors that collectively accounted for approximately 85% and 89% of the raw material purchases by the Company in 2016 and 2015, respectively.

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

UNITED-GUARDIAN, INC.

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2016 and 2015, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2016 and 2015 the Company did not record any interest or penalties. The Company’s tax returns are subject to examination by the United States Internal Revenue Service and by the State of New York for years 2013 through 2016.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, and equipment depreciation.

Shipping and Handling Expenses

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $84,000 and $94,000 for the years ended December 31, 2016 and 2015, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred. During 2016 and 2015 the Company incurred approximately $25,000 and $18,000, respectively, in advertising expenses.

Earnings Per Share Information

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would include the dilutive effect of outstanding stock options, if any.

Use of Estimates

In preparing financial statements in conformity with U.S. generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, possible impairment of marketable securities, and the allocation of overhead.

New Accounting Standards

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This standard applies to any entity that uses the guidance of Generally Accepted Accounting Principles (“GAAP”) for entering into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. It requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for the exchange of goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of implementation to annual periods beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

UNITED-GUARDIAN, INC.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern. Disclosure of Uncertainties about Entity’s Ability to Continue as a Going Concern.” Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This amendment now provides guidance by providing a definition of substantial doubt, requires evaluation by management every reporting period for going concern issues, provides principles for considering any mitigating effects implemented by management, and the disclosures required for the assessment period of one year after issuance of the financial statements. This update becomes effective for interim and annual recording periods beginning after December 15, 2016, with early application permitted. The update was adopted for recording periods starting January 2015, and had no material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classifications of Deferred Taxes.” This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company adopted this amendment effective January 2017. This amendment will have no material impact on the Company’s financial statements.

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities should now measure inventory at the lower of cost or net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this amendment in January 2017 and is evaluating the potential impact on the Company’s financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize on assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be adopted by the Company in the first quarter of 2019. We do not believe that this ASU will have a material impact on our financial statements.

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact on the Company’s financial statements.

UNITED-GUARDIAN, INC.

NOTE B - MARKETABLE SECURITIES

The fair values of the Company’s marketable securities are determined in accordance with GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company utilizes the three-tier value hierarchy, as prescribed by GAAP, which prioritizes the inputs used in measuring fair value as follows:

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

December 31, 2016	Cost	Fair Value	Unrealized Gain/(Loss)
Available for sale:
Fixed income mutual funds	$9,339,352	$9,457,286	$117,934
Equity and other mutual funds	612,545	760,723	148,178
Total Investments	$9,951,897	$10,218,009	$266,112

December 31, 2015
Available for sale:
Fixed income mutual funds	$9,968,948	$9,900,587	$(68,361)
Equity and other mutual funds	640,884	818,883	177,999
Total Investments	$10,609,832	$10,719,470	$109,638

Proceeds from the sale and redemption of marketable securities amounted to $2,966,859 and $3,944,388 for the years ended December 31, 2016 and 2015, respectively. Losses of $1,011 and gains of $2,395 were realized for the years ended December 31, 2016 and 2015, respectively.

Investment income consisted principally of realized gains and losses, interest income from fixed income mutual funds, and dividend income from equity and other mutual funds.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 31,
	2016	2015
Raw materials	$349,383	$334,320
Work in process	24,214	44,836
Finished products	882,216	914,486
	$1,255,813	$1,293,642

Finished product inventories at December 31, 2016 and 2015 are stated net of a reserve of $20,000 for slow moving and obsolete items.

UNITED-GUARDIAN, INC.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2016	2015
Federal	$1,058,714	$2,038,551
State	(3,501)	2,300
Total current provision for income taxes	1,055,213	2,040,851
Deferred
Federal	59,712	(22,369)
State	---	---
Total deferred provision for income taxes	59,712	(22,369)
Total provision for income taxes	$1,114,925	$2,018,482

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2016		2015
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate of 34%	$1,257,000	34.0%	$2,253,000	34.0%
State income taxes, net of Federal benefit	(2,000)	---	1,000	---
Domestic Production Activities tax benefit	(104,000)	(2.8)	(193,000)	(2.9)
Nondeductible expenses	1,000	---	1,000	---
R&D credits	(30,000)	(0.8)	(30,000)	(0.5)
Other, misc.	(7,000)	(0.2)	(14,000)	(0.2)
Actual income tax expense	$1,115,000	30.2%	$2,018,000	30.4%

During 2016 and 2015, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 9% of net income from domestic production activities in each year.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2016	2015
Deferred tax assets
Current
Accounts receivable	$5,760	$2,942
Inventories	14,163	14,421
Accrued expenses	234,594	215,942
Total deferred tax assets	254,517	233,305
Deferred tax liabilities
Non-current
Depreciation	(161,657)	(80,733)
Unrealized gain on marketable securities	(90,478)	(37,277)
Total deferred tax liabilities	(252,135)	(118,010)
Net deferred tax asset	$2,382	$115,295

UNITED-GUARDIAN, INC.

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $87,000 and $102,000 for the years ended December 31, 2016 and 2015, respectively.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) plan under current IRS regulations. In December 2016 and 2015 the Company’s Board of Directors authorized discretionary contributions in the amount of $175,000 per year, to be allocated among all eligible employees, for the 2016 and 2015 plan years. The 2016 contribution was paid in 2016, and the 2015 contribution was paid in 2015. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

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

UNITED-GUARDIAN, INC.

No prior regulatory approval is needed by the Company to sell any products other than its pharmaceutical products. The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

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

The following tables present the significant concentrations of the Company’s sales. Although a significant percentage of Customer A’s purchases from the Company are sold to foreign customers, in table “b” below all sales to Customer A are included in “United States” sales revenue because all shipments to Customer A are delivered to Customer A's warehouses in the U.S.

In addition, there are three customers for the Company’s medical products that take delivery of their shipments in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are also included in the “United States” revenue number in the table below. Approximately 70% of the Company’s domestic sales of medical products in 2016, and 71% in 2015, were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

(a)	Net Sales

	Years ended December 31,
	2016	2015

Personal Care	$4,916,630	$9,922,130
Medical	2,624,672	2,203,890
Pharmaceutical	3,443,215	1,864,155
Industrial and other	159,945	174,361
	11,144,462	14,164,536
Less: Discounts and allowances	(367,595)	(158,292)
Net Sales	$10,776,867	$14,006,244

(b)	Geographic Information (Net Sales)

	Years ended December 31,
	2016	2015

United States	$8,313,807	$11,587,247
Other countries	2,463,060	2,418,997
	$10,776,867	$14,006,244

UNITED-GUARDIAN, INC.

(c)	Sales to Major Customers

	Years ended December 31,
	2016	2015

Customer A	$3,457,682	$8,463,691
Customer B	1,529,970	866,624
All other customers	5,789,215	4,675,929
	$10,776,867	$14,006,244

NOTE G – COMPREHENSIVE INCOME

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	December 31, 2016	December 31, 2015
Beginning balance - net of tax	$72,361	$259,869
Unrealized gain /(loss)on marketable securities – net of tax	104,284	(189,903)
Realized (loss)/gain on sale of securities	(1,011)	2,395
Ending balance - net of tax	$175,634	$72,361

NOTE H - ACCRUED EXPENSES

Accrued expenses at December 31, 2016 and 2015 consist of:

	2016	2015

Bonuses	$200,000	$250,000
Distribution fees	225,879	206,977
Payroll and related expenses	151,653	109,451
Annual report expenses	63,447	66,000
Audit fee	54,868	82,000
Sales rebates	23,393	---
Other	129,088	71,195
Total accrued expenses	$848,328	$785,623

UNITED-GUARDIAN, INC.

NOTE I - RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2016 and 2015 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $21,500 and $13,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.