Form 10-Q
period 2017-03-31
UNITED GUARDIAN INC
filed 2017-05-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the exchange act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,594,319 shares of common stock, par value $.10 per share

(as of May 1, 2017)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Sales:
Gross sales	$2,872,722	$2,330,576
Sales rebates and allowances	(86,334)	(68,000)
Net Sales	2,786,388	2,262,576

Costs and expenses:
Cost of sales	1,264,096	897,725
Operating expenses	463,480	467,556
Research and development	189,729	177,566
Total costs and expenses	1,917,305	1,542,847

Income from operations	869,083	719,729

Other income:
Investment income	52,872	43,312

Income before provision for income taxes	921,955	763,041

Provision for income taxes	287,520	237,950

Net income	$634,435	$525,091

Earnings per common share (Basic and Diluted)	$0.14	$0.11

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2017	2016

Net income	$634,435	$525,091

Other comprehensive income:

Unrealized gain on marketable securities	131,671	151,068

Income tax expense related to other comprehensive income	(44,768)	(51,363)

Other comprehensive income, net of tax	86,903	99,705

Comprehensive income	$721,338	$624,796

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2017	2016
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,245,017	$424,301
Marketable securities	10,402,505	10,218,009
Accounts receivable, net of allowance for doubtful accounts of $16,943 at March 31, 2017 and December 31, 2016	1,872,691	1,597,997
Inventories (net)	1,263,246	1,255,813
Prepaid expenses and other current assets	195,969	135,320
Prepaid income taxes	---	82,732
Total current assets	14,979,428	13,714,172

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,344,234	4,342,629
Building and improvements	2,776,602	2,776,602
Total property, plant and equipment	7,189,836	7,188,231
Less: accumulated depreciation	6,143,782	6,097,640
Net property, plant and equipment	1,046,054	1,090,591

Deferred income taxes (net)	---	2,382

Other assets (net)	55,588	59,295

TOTAL ASSETS	$16,081,070	$14,866,440

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2017	2016
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$124,131	$82,821
Accrued expenses	1,053,136	848,328
Income taxes payable	204,788	---
Dividends payable	114,802	114,802
Total current liabilities	1,496,857	1,045,951

Deferred income taxes (net)	42,386	---

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	459,432	459,432
Accumulated other comprehensive income	262,537	175,634
Retained earnings	13,819,858	13,185,423
Total stockholders’ equity	14,541,827	13,820,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,081,070	$14,866,440

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2017	2016
Cash flows from operating activities:
Net income	$634,435	$525,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,849	43,036
Realized loss on sale of investments	---	10,180
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(274,694)	(360,993)
Inventories	(7,433)	(234,814)
Prepaid expenses and other assets	(60,649)	(43,233)
Prepaid income taxes	82,732	95,767
Accounts payable	41,310	251,407
Income taxes payable	204,788	141,883
Accrued expenses	204,808	315,160

Net cash provided by operating activities	875,146	743,484

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,605)	(5,870)
Proceeds from sale of marketable securities	---	49,045
Purchase of marketable securities	(52,825)	(605,840)

Net cash used in investing activities	(54,430)	(562,665)

Net increase in cash and cash equivalents	820,716	180,819
Cash and cash equivalents at beginning of period	424,301	1,080,489
Cash and cash equivalents at end of period	$1,245,017	$1,261,308

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

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2017. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

3.	Marketable Securities

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

March 31, 2017 (Unaudited)

	Cost	Fair Value	Unrealized Gain
Available for sale:
Fixed income mutual funds	$9,388,871	$9,603,508	$214,637
Equity and other mutual funds	615,851	798,997	183,146
Total Investments	$10,004,722	$10,402,505	$397,783

December 31, 2016 (Audited)

Available for sale:
Fixed income mutual funds	$9,339,352	$9,457,286	$117,934
Equity and other mutual funds	612,545	760,723	148,178
Total Investments	$9,951,897	$10,218,009	$266,112

Investment income consists principally of realized gains and losses, interest income from fixed income mutual funds and dividend income from equity and other mutual funds.

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

4.	Inventories

	March 31,	December 31,
	2017	2016
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$329,162	$349,383
Work in process	81,863	24,214
Finished products	852,221	882,216
	$1,263,246	$1,255,813

Inventories are valued at the lower of cost or current net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2017 and December 31, 2016 are stated net of a reserve of $20,000, for each period, for slow moving and obsolete inventory. The Company has an allowance of $99,060 for possible outdated material returns.

5.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of March 31, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits.

6.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	March 31, 2017	December 31, 2016
Beginning balance	$175,634	$72,361
Unrealized gain on marketable securities before reclassifications - net of tax	86,903	104,284
Realized loss on sale of securities reclassified from accumulated other comprehensive income - net of tax	---	(1,011)
Ending balance - net of tax	$262,537	$175,634

7.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. The Company accrued $43,750 in contributions to the DC Plan for each of the three-month periods ended March 31, 2017 and March 31, 2016. For the first quarters of 2017 and 2016 the Company did not make any discretionary contributions to the DC Plan.

8.	Other Information

Accrued Expenses

	March 31, 2017	December 31, 2016
Bonuses	$300,000	$200,000
Distribution fees	213,718	225,879
Payroll and related expenses	203,742	151,653
Reserve for outdated material	99,060	101,177
Audit fee	71,968	54,868
Company 401(k) contribution	43,750	---
Insurance	39,016	9,381
Annual report expenses	34,601	63,447
Sales rebates	21,000	23,393
Other	26,281	18,530
Total Accrued Expenses	$1,053,136	$848,328

9.	Recent Accounting Pronouncements

In accordance with the Company’s implementation of ASU 2015-17 “Income Taxes, Balance Sheet Classification of Deferred Taxes”, deferred tax assets and liabilities have been netted and presented as one noncurrent amount. The Company has applied this standard retroactively to all periods presented, and therefore reclassification was made to net a previously reported deferred tax liability of $252,135 at December 31, 2016 against a deferred tax asset of $254,517 at December 31, 2016, thereby reporting a net deferred tax asset of $2,382 at December 31, 2016. The implementation of this standard had no effect on previously reported net income.

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost or net realizable value. The Company adopted this amendment in the current period, and the implementation did not have a material impact on the Company’s financial statements.

10.	Concentrations of Credit Risk

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2017, approximately $998,000 exceeded the FDIC limit.

Customer concentration - Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history to determine how much credit to allow or whether any credit should be given at all. It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its credit risk from accounts receivable is low.

For the three months ended March 31, 2017 one of the Company’s distributors and one of its marketing partners together accounted for 48% of the Company’s net sales, and 44% of its outstanding accounts receivable at March 31, 2017. For the three months ended March 31, 2016, the same distributor and marketing partner together accounted for a total of approximately 42% of the Company’s net sales and 33% of its outstanding accounts receivable at March 31, 2016.

11.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

Per share basic and diluted earnings amounted to $0.14 and $0.11 for the three months ended March 31, 2017 and 2016, respectively.

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

The Company’s personal care products are marketed worldwide by six marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume of products from the Company. Approximately 22% of the Company’s products are sold to end users located outside of the United States, either directly by the Company or by the Company’s other five marketing partners. Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, in the first quarter of 2017 approximately 66% of ASI’s sales were to customers in foreign countries. In addition, there are three customers for the Company’s medical products that take delivery of their purchases in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are considered domestic sales. In the first quarter of 2017 approximately 8% of the Company’s medical product sales were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

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

While the Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, some of its pharmaceutical and medical products have some unique characteristics, and do not have direct competitors. However, these products may have indirect competition from other products that are not marketed as direct competitors to the Company’s products but may have functionality or properties that are similar to the Company’s products.

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

Critical Accounting Policies

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2016, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2016, and a comparison of the results of operations for the three months ended March 31, 2017 and March 31, 2016. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. All references in this quarterly report to “sales” or “Sales” shall mean Gross Sales.

RESULTS OF OPERATIONS

Gross Sales

Gross sales for the first quarter of 2017 increased by $542,146 (approximately 23%) as compared with the first quarter of 2016. The increase in sales for the three-month period ended March 31, 2017 was primarily attributable to an increase in sales of the Company’s personal care products and pharmaceutical products, which was partially offset by a decrease in sales of its medical and industrial products, as follows:

(a)	Personal care products: Sales of personal care products increased by $404,328 (approximately 37%) when compared with the same period in 2016. The increase was attributable to an increase in purchases by ASI of one of the Company’s LUBRAJEL products for sale in China. During the first quarter of 2016 ASI had suspended its purchases of product intended for sale in China due to an overstock situation. That situation was resolved in the fourth quarter of 2016, and since that time ASI has resumed its purchases of product intended for sale in China on a more normalized basis.

Sales of the Company’s personal care products to the Company’s other five marketing partners decreased by $38,591 (approximately 9%). The sales fluctuations to these five other marketing partners are primarily the result of the timing of customer orders, but sales of the Company’s products in Western Europe continue to be negatively impacted by both the continuing economic problems in Europe, as well as the strong U.S. dollar relative to the Euro, which has made the Company’s products less competitive in Europe. There has been more competition in Europe and Asia in the last 2-3 years than there had been in previous years, due to other companies selling imitations of the Company’s products at much lower prices, particularly a Korean company that is manufacturing imitations of the Company’s products in China. This has resulted in a loss of some customers to these competitive products. From time to time it has been necessary for the Company to lower its prices in order to retain or attract certain customers for some of its products, and this has impacted its profit margins on those sales. To date this impact has not been significant; however, the Company expects that it will be necessary to continue to lower its prices in certain cases, at least for the near future, in order to remain competitive in the marketplace.

Pharmaceuticals: Pharmaceutical sales increased by $285,387 (approximately 53%) in the first quarter of 2017 compared with the same period in 2016. This increase was due primarily to a $285,415 (approximately 71%) increase in sales of RENACIDIN. The increase in sales was due to the company’s introduction in April 2016 of its new 30mL single-dose version of RENACIDIN, which was not available for sale in the first quarter of 2016.

(b)	Medical (non-pharmaceutical) products: Sales of medical products decreased by $135,279 (approximately 20%) for the first quarter of 2017 when compared with the same period in 2016. The Company believes that the decrease was primarily due to the timing of orders, as well as the ordering patterns of many of its customers, which order large quantities of product but may not place the same number of orders in every fiscal quarter.

(c)	Industrial and other products: Sales of specialty industrial products, as well as other miscellaneous products, decreased by $12,289 (approximately 29%) for the first quarter of 2017 compared with the same period in 2016.

In addition to the above changes in sales, sales rebates and allowances increased by $18,334 (approximately 27%) for the first quarter of 2017 when compared with the same period in 2016. This increase was primarily due to increases in sales discounts, allowances for distribution fees and allowances for outdated material returns. These increases were partially offset by decreases in VA chargebacks.

Cost of Sales

Cost of sales as a percentage of sales increased to approximately 44% for the first quarter of 2017, up from approximately 39% for the first quarter in 2016. The increase was primarily the result of the increase in sales of RENACIDIN, which is manufactured for the Company by a third-party manufacturer and has a lower margin than many of the Company’s other products.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, decreased by $4,076 (approximately 1%) for the first quarter of 2017 compared with the first quarter of 2016. Operating expenses are expected to remain relatively consistent.

Research and Development Expenses

Research and development expenses increased by $12,163 (approximately 7%) for the first quarter of 2017 compared with the first quarter of 2016. The increase was related to increases in payroll and payroll-related expenses.

Other Income

Other income increased by $9,560 (approximately 22%) for the first quarter of 2017 compared with the first quarter of 2016. This is due to the Company recognizing a realized a loss of $10,180 from the sale of marketable securities in the first quarter of 2016. The Company earns dividend income from both stock and bond mutual funds.

Provision for Income Taxes

The Company's effective income tax rate was approximately 31.0% for the first quarter of 2017 and 2016 and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $ 814,350 to $13,482,571 at March 31, 2017, up from $12,668,221 at December 31, 2016. The increase in working capital is primarily due to increases in cash, marketable securities, and accounts receivable. The current ratio decreased to 10 to 1 at March 31, 2017, down from 13 to 1 at December 31, 2016. The decrease in the current ratio was primarily due to an increase in accounts payable and income taxes payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2017.

The Company generated cash from operations of $875,146 and $743,484 for the three months ended March 31, 2017 and March 31, 2016, respectively. The increase was primarily due to the increase in net income.

Cash used in investing activities for the three-month period ended March 31, 2017 was $54,430 while cash used in investing activities for the three-month period ended March 31, 2016 was $562,665. The decrease was primarily due to a decrease in the amount of marketable securities purchased in the first quarter of 2017 compared with the first quarter of 2016.

There was no cash used in financing activities for the first quarters of 2017 and 2016.

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

UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/ ROBERT S. RUBINGER
Robert S. Rubinger
Date: May 9, 2017	Chief Financial Officer