Form 10-Q
period 2017-06-30
UNITED GUARDIAN INC
filed 2017-08-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2017

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

Yes ☑           No ☐

Cover Page 1 of 2

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)
Accelerated filer	☐
Smaller reporting company	☑
Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐            No ☑

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,594,319 shares of common stock, par value $.10 per share

(as of August 1, 2017)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements.

UNITED-GUARDIAN, INC.

  STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016

Sales:
Gross sales	$3,891,656	$2,215,952	$6,764,379	$4,546,529
Sales rebates and allowances	(116,905)	(76,787)	(203,240)	(144,788)
Net Sales	3,774,751	2,139,165	6,561,139	4,401,741

Costs and expenses:
Cost of sales	1,667,113	1,007,666	2,931,209	1,905,391
Operating expenses	418,605	465,329	882,085	932,885
Research and development	158,275	157,895	348,004	335,461
Total costs and expenses	2,243,993	1,630,890	4,161,298	3,173,737
Income from operations	1,530,758	508,275	2,399,841	1,228,004

Investment income	72,796	82,906	125,668	126,218

Income before provision for income taxes	1,603,554	591,181	2,525,509	1,354,222
Provision for income taxes	499,405	185,800	786,925	423,750
Net Income	$1,104,149	$405,381	$1,738,584	$930,472

Earnings per common share (Basic and Diluted)	$0.24	$.09	$0.38	$0.20

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Net income	$1,104,149	$405,381	$1,738,584	$930,472

Other comprehensive income:

Unrealized gain on marketable securities	96,459	123,417	228,130	274,485

Income tax expense related to other comprehensive income	(32,797)	(41,961)	(77,565)	(93,324)

Total other comprehensive income, net of tax	63,662	81,456	150,565	181,161

Total Comprehensive income	$1,167,811	$486,837	$1,889,149	$1,111,633

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30, 2017	DECEMBER 31, 2016
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$705,076	$424,301
Marketable securities	10,271,950	10,218,009
Accounts receivable, net of allowance for doubtful accounts of $16,943 at June 30, 2017 and December 31, 2016	2,187,780	1,597,997
Inventories (net)	765,947	1,255,813
Prepaid expenses and other current assets	197,136	135,320
Prepaid income taxes	---	82,732
Total current assets	14,127,889	13,714,172

Net property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,344,234	4,342,629
Building and improvements	2,776,602	2,776,602
Total property, plant and equipment	7,189,836	7,188,231
Less: Accumulated depreciation	6,189,925	6,097,640
Total property, plant and equipment, net	999,911	1,090,591

Deferred income taxes (net)	---	2,382

Other assets (net)	51,883	59,295
TOTAL ASSETS	$15,179,683	$14,866,440

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30, 2017	DECEMBER 31, 2016
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$85,470	$82,821
Accrued expenses	1,015,464	848,328
Income taxes payable	104,193	---
Dividends payable	119,350	114,802
Total current liabilities	1,324,477	1,045,951
Deferred income taxes (net)	75,182	---

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	459,432	459,432
Accumulated other comprehensive income	326,199	175,634
Retained earnings	12,994,393	13,185,423
Total stockholders’ equity	13,780,024	13,820,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,179,683	$14,866,440

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,738,584	$930,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,697	91,192
Realized (gain) loss on sale of investments	(4,106)	3,268
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(589,783)	(391,911)
Inventories	489,866	(355,811)
Prepaid expenses and other current assets	(61,816)	(25,055)
Prepaid income taxes	82,732	23,450
Accounts payable	2,649	(1,120)
Accrued expenses	167,136	249,894
Income taxes payable	104,193	---
Net cash provided by operating activities	2,029,152	524,379

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,605)	(116,694)
Proceeds from sale of marketable securities	321,114	1,058,155
Purchase of marketable securities	(142,820)	(689,501)
Net cash provided by investing activities	176,689	251,960

Cash flows from financing activities:
Dividends paid	(1,925,066)	(1,603,871)
Net cash used in financing activities	(1,925,066)	(1,603,871)

Net increase (decrease) in cash and cash equivalents	280,775	(827,532)
Cash and cash equivalents at beginning of period	424,301	1,080,489
Cash and cash equivalents at end of period	$705,076	$252,957

Supplemental disclosure of cash flow information
Taxes paid	$600,000	$400,300
Supplemental disclosure of non-cash dividends payable	$4,952	$4,141

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

Interim financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States of America for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation SX. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three- and six-month periods ended June 30, 2017 (also referred to as the "second quarter of 2017" and the "first half of 2017", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2017. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

4.	Marketable Securities

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

June 30, 2017 (Unaudited)	Cost	Fair Value	Unrealized Gain

Available for sale:
Fixed income mutual funds	$9,165,327	$9,458,451	$293,124
Equity and other mutual funds	612,382	813,499	201,117
Total Investments	$9,777,709	$10,271,950	$494,241

December 31, 2016 (Audited)

Available for Sale:
Fixed income mutual funds	$9,339,352	$9,457,286	$117,934
Equity and other mutual funds	612,545	760,723	148,178
Total Investments	$9,951,897	$10,218,009	$266,112

Proceeds from the sale and redemption of marketable securities amounted to $321,114 for the first half of 2017, which included realized gains of $4,106. Proceeds from the sale and redemption of marketable securities amounted to $1,058,155 for the first half of 2016, which included realized losses of $3,268.

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

5.	Inventories

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$351,981	$349,383
Work in process	31,161	24,214
Finished products	382,805	882,216
TOTAL:	$765,947	$1,255,813

Inventories are valued at the lower of cost or current net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at June 30, 2017 and December 31, 2016 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory.

6.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits.

7.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	Six Months Ended June 30, 2017	Year Ended December 31,2016
	(Unaudited)	(Audited)
Beginning balance	$175,634	$72,361
Unrealized gain on marketable securities before reclassifications - net of tax	146,459	104,284
Realized gain (loss) on sale of securities reclassified from accumulated other comprehensive income – net of tax	4,106	(1,011)
Ending balance - net of tax	$326,199	$175,634

8.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year ($43,750 per quarter) toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. For the three- and six-month periods ended June 30, 2017 and 2016, the Company had accrued for discretionary contributions of $ 43,750 and $87,500, respectively, to the DC Plan. In the first half of 2017 and 2016, the Company did not make any discretionary contributions to the DC Plan.

9.	Related-Party Transactions

During the first half of 2017 and 2016, the Company paid Bonamassa, Maietta and Cartelli, LLP $8,000 and $10,000, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

10.	Other Information

Accrued Expenses

	June 30, 2017	December 31, 2016
	(Unaudited)	(Audited)

Bonuses	$286,390	$200,000
Distribution fees	221,941	225,879
Payroll and related expenses	170,348	151,653
Reserve for outdated material	120,123	101,177
Company 401 (k) contribution	87,500	---
Annual report expenses	35,754	63,447
Audit fee	29,068	54,868
Insurance	24,574	9,381
Sales rebates	9,600	23,393
Other	30,166	18,530
Total Accrued Expenses	$1,015,464	$848,328

11.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.” This standard applies to any entity that uses the guidance of Generally Accepted Accounting Principles (“GAAP”) for entering into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. It requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for the exchange of goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of implementation to annual periods beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost or net realizable value. The Company adopted this amendment in the first quarter of 2017, and the implementation did not have a material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be adopted by the Company in the first quarter of 2019. We do not believe that this ASU will have a material impact on our financial statements.

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

12.	Concentrations of Credit Risk

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2017, approximately $609,000 exceeded the FDIC limit.

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

One of the Company’s pharmaceutical distributors and one of its personal care products marketing partners together accounted for approximately 55% of the Company’s net sales and 59% of its outstanding accounts receivable at June 30, 2017. The same distributor and marketing partner together accounted for approximately 42% of the Company’s net sales and 45% of its outstanding accounts receivable at June 30, 2016. The year-to-year increases for these customers were due to larger increases in their purchases relative to the purchases of other customers.

13.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $ 0.24 and $.09 for the three months ended June 30, 2017 and 2016, respectively, and $0.38 and $0.20 for the six months ended June 30, 2017 and 2016, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Accordingly, results achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made.

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

The Company’s personal care products are purchased and marketed worldwide by six marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) is the largest, purchasing approximately 49% of the Company’s products during the second quarter of 2017. Although a significant percentage of ASI’s purchases from the Company are marketed to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all ASI orders are shipped to ASI’s warehouses in the U.S. Based on sales information provided to the Company by ASI, in the second quarter of 2017 approximately 74% of ASI’s sales were to customers in foreign countries. Overall, approximately 19% of the Company’s products were sold to end users located outside of the United States, either directly by the Company or by the Company’s other five marketing partners, during the second quarter of 2017.

The Company sells two pharmaceutical products for urological uses. Those products are sold primarily in the United States through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the United States Department of Veterans Affairs.

The Company's non-pharmaceutical medical products (referred to hereinafter as "medical products"), such as its catheter lubricants, as well as its specialty industrial products, are sold directly by the Company to the end users or to contract manufacturers utilized by the end users, although they are available for sale on a non-exclusive basis by its marketing partners as well. There are three customers for the Company’s medical products that take delivery of their purchases in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are considered domestic sales. In the second quarter of 2017 approximately 7% of the Company’s medical product sales were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2016, and a comparison of the results of operations for the second quarter of 2017 and 2016, and the first half of 2017 and 2016. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. All references in this quarterly report to “sales” or “Sales” shall mean Gross Sales.

RESULTS OF OPERATIONS

Gross Sales

Gross Sales for the second quarter of 2017 increased by $1,675,704 (approximately 76%) when compared with the same period in 2016. Sales for the first half of 2017 increased by $2,217,850 (approximately 49%) as compared with the corresponding period in 2016. The changes in sales for both the second quarter of 2017 and the first half of 2017 were attributable to changes in sales of the following product lines:

(a)	Personal care products: For the second quarter of 2017 the Company’s sales of personal care products increased by $1,306,268 (approximately 131%) when compared with the second quarter of 2016, and for the first half of 2017 the Company’s sales of personal care products increased by $1,710,596 (approximately 82%) when compared with the same period in 2016. The increases in sales in both periods were due primarily to increases in shipments of the Company's extensive line of personal care products to ASI, the Company's largest marketing partner. Sales to ASI increased by $1,288,897 (approximately 208%) and $1,678,272 (approximately 127%) for the three-month and six-month periods, respectively, ended June 30, 2017, compared with the corresponding periods in 2016.

Sales of the Company’s personal care products to the Company’s five other marketing partners for the second quarter of 2017 increased by $22,595 (approximately 6%) compared with the second quarter of 2016, and increased by $31,420 (approximately 4%) for the first six months of 2017 compared with the same period in 2016. In each of those periods, increases in sales to the Company’s distributors in France and Italy were offset by decreases in sales in the United Kingdom, Korea, and Switzerland. The largest increase was attributable to the Company’s marketing partner in France, whose sales increased by $159,696 (approximately 346%) for the second quarter of 2017 compared with the second quarter of 2016, and by $28,722 (approximately 11%) for the first half of 2017 compared with the same period in 2016. In addition, sales by the Company’s marketing partner in Italy increased by $4,728 (approximately 17%) for the second quarter of 2017 compared with the second quarter of 2016, and by $22,391 (approximately 67%) for the first half of 2017 compared with the same period in 2016. Those increases were partially offset by decreases of $127,848 (71%) and $10,287 (5%) in sales to the Company’s marketing partner in Korea; $13,815 (13%) and $2,620 (1%) to the Company’s marketing partner in the United Kingdom; and $166 (6%) and $6,786 (50%) to the Company’s marketing partner in Switzerland, for the three and six months, respectively, ended June 30, 2017.

The Company’s sales in Western Europe continue to be negatively impacted by (a) the continuing economic problems in Europe; (b) the strong U.S. dollar relative to the Euro, which has made the Company’s products less competitive in Europe, and (c) increased competition. For the past few years the Company has been experiencing additional competition from Asian companies that are manufacturing competitive products in Asia and selling them at much lower prices. This has resulted in a loss of some business to these competitive products. As a result, from time to time it has been necessary, and will continue to be necessary, for the Company to lower its prices in specific cases in order to retain or attract customers, and this has impacted its profit margins on those sales. The Company intends to continue to work with its marketing partners to take whatever steps are necessary to try to recover the business it has lost to these lower-priced products, including continuing to reduce prices on a case by case basis, as needed, in order to remain as competitive as possible.

(b)	Pharmaceuticals: Pharmaceutical sales increased by $275,073 (approximately 40%) in the second quarter of 2017 compared with the same period in 2016, and by $560,460 (approximately 46%) in the first six months of 2017 compared with the same period in 2016. These increases were due primarily to a $272,796 (approximately 50%) increase in sales of RENACIDIN in the second quarter of 2017, and a $558,211 (approximately 59%) increase in RENACIDIN sales for the first half of 2017 compared with the same period in 2016. This increase was the result of the initiation in the second quarter of 2016 of sales of the Company’s new 30mL single-dose form of Renacidin and the concurrent discontinuation of the older 500mL bottle.

(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $93,358 (approximately 19%) for the second quarter of 2017, and decreased by $41,921 (approximately 4%) for the first half of 2017 compared with the same periods in 2016. The changes in medical product sales were primarily attributable to the ordering patterns of the Company’s customers for these products.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $1,006 (approximately 3%) and decreased by $11,284 (approximately 14%) for the three and six months, respectively, ended June 30, 2017, when compared with the corresponding periods ended June 30, 2016. These changes are attributable to customer ordering patterns.

In addition to the above changes in sales, sales allowances for both the three- and six- month periods ended June 30, 2017 increased by $40,118 and $58,452, respectively, when compared with the corresponding periods in 2016. The increases for both periods were due primarily to increases in sales discounts, distribution fees and allowances for outdated material returns.

Cost of Sales

For the second quarter of 2017, cost of sales as a percentage of sales decreased to 42.8%, from 45.5% in the second quarter of 2016. The decrease was the result of an increase in sales of higher-margin personal care products in the second quarter of 2017 compared with the second quarter of 2016. Cost of sales as a percentage of sales increased to 43.3% for the first half of 2017, from 41.9% for the comparable period in 2016. The increase for the first half of 2017 was primarily the result of a higher percentage of the Company’s sales for that period being generated by its pharmaceutical products, primarily RENACIDIN, which is manufactured for the Company by a third-party manufacturer and, for that reason, has a lower margin than many of the Company’s other products.

Operating Expenses

Operating expenses, consisting of selling, general and administrative expenses, decreased by $46,724 (approximately 10%) for the second quarter of 2017 compared with the comparable quarter in 2016, and decreased by $50,800 (approximately 5%) for the first half of 2017 compared with the first half of 2016. The decreases in operating expenses were primarily attributable to decreases in payroll and payroll related expenses. Operating expenses are expected to remain relatively consistent for the balance of the year.

Research and Development Expenses

Research and development expenses increased by $380 (less than 1%) for the second quarter of 2017 compared with the second quarter of 2016, and by $12,543 (approximately 4%) for the first half of 2017 compared with the same period in 2016.

Investment Income

Investment income decreased by $10,110 (approximately 12%) for the second quarter of 2017 compared with the comparable quarter of 2016, and decreased by $550 (less than 1%) for the first half of 2017 compared with the first half of 2016. These increases were mainly due to fluctuations in dividend income from both stock and bond mutual funds.

Provision for Income Taxes

The Company's effective income tax rate remained approximately 31.0% for all periods presented, and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $12,668,221 at December 31, 2016 to $12,803,412 at June 30, 2017, an increase of $135,191. The current ratio decreased from 13.1 to 1 at December 31, 2016 to 10.7 to 1 at June 30, 2017. The increase in working capital was primarily due to an increase in in cash and accounts receivable. The decrease in the current ratio was primarily due to the increase in accrued expenses and income taxes payable. The increase in accrued expenses was due to an increase in accruals for bonuses and the Company’s 401K contribution.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2017.

The Company generated cash from operations of $2,029,152 and $524,379 for the first half of 2017 and 2016, respectively. The increase from 2016 to 2017 was primarily due to the increase in net income.

Cash provided by investing activities for the first half of 2017 was $176,689, and cash provided by investing activities in the first half of 2016 was $251,960. This decrease was primarily due to a decrease in the proceeds from the sale of marketable securities in the first half of 2017 compared with the comparable period in 2016.

Cash used in financing activities was $1,925,066 and $1,603,871 for the first half of 2017 and 2016, respectively. This increase was mainly due to an increase in dividends paid per share from $0.35 per share in 2016 to $0.42 per share in 2017.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The information to be reported under this item is not required of smaller reporting companies.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information to be reported under this item is not required of smaller reporting companies.

Item 4.	CONTROLS AND PROCEDURES.

(a)	DISCLOSURE CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

NONE

ITEM 1A.	RISK FACTORS.

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.	MINE SAFETY DISCLOSURES.

NONE

ITEM 5.	OTHER INFORMATION.

NONE

ITEM 6.	EXHIBITS.

31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ROBERT S. RUBINGER
Date: August 9, 2017		Robert S. Rubinger
Chief Financial Officer