Form 10-Q
period 2017-09-30
UNITED GUARDIAN INC
filed 2017-11-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,594,319 shares of common stock, par value $.10 per share

(as of November 1, 2017)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016	2017	2016

Sales:
Gross sales	$3,304,489	$3,567,565	$10,068,868	$8,114,093
Sales allowances and returns	(126,697)	(109,932)	(329,937)	(254,719)
Net Sales	3,177,792	3,457,633	9,738,931	7,859,374

Costs and expenses:
Cost of sales	1,110,806	1,594,198	4,042,015	3,499,589
Operating expenses	438,257	460,401	1,320,342	1,393,286
Research and development	159,531	158,593	507,535	494,054
Total costs and expenses	1,708,594	2,213,192	5,869,892	5,386,929

Income from operations	1,469,198	1,244,441	3,869,039	2,472,445
Investment income	114,250	64,644	239,918	190,862

Income before provision for income taxes	1,583,448	1,309,085	4,108,957	2,663,307

Provision for income taxes	493,125	408,950	1,280,050	832,700

Net Income	$1,090,323	$900,135	$2,828,907	$1,830,607

Earnings per common share (Basic and Diluted)	$0.24	$0.20	$0.62	$0.40

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended SEPTEMBER 30,		NINE months ended SEPTEMBER 30,
	2017	2016	2017	2016

Net income	$1,090,323	$900,135	$2,828,907	$1,830,607

Other comprehensive income:
Unrealized gain on marketable securities	56,536	88,765	284,666	363,250
Income tax expense related to other comprehensive	(19,221)	(30,180)	(96,786)	(123,505)
Total other comprehensive income, net of tax
	37,315	58,585	187,880	239,745
Total comprehensive income	$1,127,638	$958,720	$3,016,787	$2,070,352

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$643,479	$424,301
Marketable securities	11,607,031	10,218,009
Accounts receivable, net of allowance for doubtful accounts of $16,943 at September 30, 2017 and December 31, 2016	1,958,653	1,597,997
Inventories (net)	1,211,726	1,255,813
Prepaid expenses and other current assets	143,866	135,320
Prepaid income taxes	---	82,732
Total current assets	15,564,755	13,714,172

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,351,779	4,342,629
Building and improvements	2,787,503	2,776,602
Total property, plant and equipment	7,208,282	7,188,231
Less: Accumulated depreciation	6,236,579	6,097,640
Total property, plant and equipment, net	971,703	1,090,591

Deferred income taxes (net)	---	2,382

Other assets (net)	48,177	59,295
TOTAL ASSETS	$16,584,635	$14,866,440

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30, 2017	DECEMBER 31, 2016
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$348,281	$82,821
Accrued expenses	917,619	848,328
Income taxes payable	197,318	---
Dividends payable	119,350	114,802
Total current liabilities	1,582,568	1,045.951

Deferred income taxes (net)	94,405	---

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, authorized, 10,000,000 shares; 4,594,319 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively.	459,432	459,432
Accumulated other comprehensive income	363,514	175,634
Retained earnings	14,084,716	13,185,423
Total stockholders’ equity	14,907,662	13,820,489

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,584,635	$14,866,440

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,828,907	$1,830,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,057	134,063
Realized (gain) loss on sale of marketable securities	(54,302)	1,063
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(360,656)	(892,593)
Inventories	44,087	22,152
Prepaid expenses and other current assets	(8,546)	12,214
Prepaid income taxes	82,732	95,767
Accounts payable	265,460	13,653
Accrued expenses	69,291	449,555
Income taxes payable	197,318	---
Net cash provided by operating activities	3,214,348	1,666,481

Cash flows from investing activities:
Acquisition of property, plant and equipment	(20,051)	(123,943)
Proceeds from sale of marketable securities	540,472	1,437,832
Purchases of marketable securities	(1,590,525)	(1,429,979)
Net cash used in investing activities	(1,070,104)	(116,090)

Cash flows from financing activities:
Dividends paid	(1,925,066)	(1,603,871)
Net cash used in financing activities	(1,925,066)	(1,603,871)

Net increase (decrease) in cash and cash equivalents	219,178	(53,480)
Cash and cash equivalents at beginning of period	424,301	1,080,489
Cash and cash equivalents at end of period	$643,479	$1,027,009

Supplemental disclosure of cash flow information
Taxes paid	$1,000,000	$400,300
Dividend payable	$4,952	$4,141

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

Interim financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2017. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

3.	Use of Estimates

In preparing financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, possible impairment of marketable securities, and the allocation of overhead.

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

The following available-for-sale securities, which comprise all the Company’s marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs, which are quoted prices (unadjusted) for identical assets in active markets:

September 30, 2017 (Unaudited)	Cost	Fair Value	Unrealized Gain
Available for Sale:
Fixed income mutual funds	$9,919,121	$10,051,757	$132,636
Equity and other mutual funds	1,137,132	1,555,274	418,142
Total marketable securities	$11,056,253	$11,607,031	$550,778

December 31, 2016 (Audited)
Available for Sale:
Fixed income mutual funds	$9,339,352	$9,457,286	$117,934
Equity and other mutual funds	612,545	760,723	148,178
Total marketable securities	$9,951,897	$10,218,009	$266,112

Proceeds from the sale and redemption of marketable securities amounted to $540,472 for the nine months ended September 30, 2017, which included realized gains of $54,302. Proceeds from the sale and redemption of marketable securities amounted to $1,437,832 for the nine months ended September 30, 2016, which included realized losses of $1,063.

Investment income consisted principally of realized gains and losses, interest income from fixed income mutual funds and dividend income from equity and other mutual funds.

Marketable securities include investments in fixed income and equity mutual funds, which are classified as “available-for-sale” securities and are reported at their fair values. Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income in stockholders’ equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on the sales of investments are determined on a specific identification basis.

5.	Inventories

	September 30, 2017	December 31, 2016
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$333,154	$349,383
Work in process	44,922	24,214
Finished products	833,650	882,216
Total Inventories	$1,211,726	$1,255,813

Inventories are valued at the lower of cost or current net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories at September 30, 2017 and December 31, 2016 are net of a reserve of $20,000 for slow-moving or obsolete inventory.

6.	Income Taxes

The Company’s tax provision is based on its estimated annual effective rate. The Company continues to fully recognize its tax benefits, which are offset by a valuation allowance to the extent that it is more likely than not that the deferred tax assets will not be realized. As of September 30, 2017 and December 31, 2016, the Company did not have any unrecognized tax benefits.

7.	Accumulated Other Comprehensive Income

Accumulated other comprehensive consists of unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	Nine Months Ended September 30, 2017	Year Ended December 31, 2016
	(Unaudited)	(Audited)
Beginning balance – net of tax	$175,634	$72,361
Unrealized gain on marketable securities before reclassifications - net of tax	152,041	104,284
Realized gain (loss) on sale of securities reclassified from accumulated other comprehensive income-net of tax	35,839	(1,011)
Ending balance - net of tax	$363,514	$175,634

8.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year ($43,750 per quarter) toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. In each of the three-month periods ended September 30, 2017 and 2016 the Company accrued contributions of $43,750 to the DC Plan, and it accrued a total of $131,250 towards the DC Plan in each of the nine-month periods ended September 30, 2017 and 2016. The Company did not make any discretionary contributions to the DC Plan in the three- and nine-month periods ended September 30, 2017 and 2016.

9.	Related-Party Transactions

During the nine-month periods ended September 30, 2017 and September 30, 2016, the Company paid to Bonamassa, Maietta and Cartelli, LLP $8,000 and $10,000 respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

10.	Other Information

Accrued Expenses

Accrued expenses comprise the following:

	September 30, 2017	December 31, 2016
	(UNAUDITED)	(AUDITED)

Bonuses	$100,000	$200,000
Distribution fees	242,782	225,879
Payroll and related expenses	178,884	151,653
Reserve for outdated material	138,123	101,177
Company 401K contribution	131,250	-
Annual report	48,014	63,447
Audit fee	36,168	54,868
Insurance	12,287	9,381
Sales rebates	9,600	23,393
Other	20,511	18,530
Total Accrued Expenses	$917,619	$848,328

11.	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, “Revenue from Contracts with Customers.” This standard applies to any entity entering into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. It requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for the exchange of goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of implementation to annual periods beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be adopted by the Company in the first quarter of 2019. We do not believe that this ASU will have a material impact on our financial statements.

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

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less when purchased. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2017, approximately $554,000 exceeded the FDIC limit.

Customer concentration - Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history and its overall credit worthiness to determine how much credit to allow or whether any credit should be given at all. It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its credit risk from accounts receivable is low.

One of the Company’s pharmaceutical distributors and one of its personal care products marketing partners together accounted for approximately 53% of the Company’s sales and 48% of its outstanding accounts receivable at September 30, 2017. The same distributor and marketing partner together accounted for approximately 46% of the Company’s sales and 56% of its outstanding accounts receivable at September 30, 2016.

13.	Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

Per share basic and diluted earnings amounted to $ 0.24 and $0.20 for the three months ended September 30, 2017 and 2016, respectively, and $0.62 and $0.40 for the nine months ended September 30, 2017 and 2016, respectively.

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

The Company’s personal care products are purchased and marketed worldwide primarily by six marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) is the largest, purchasing approximately 34% of the Company’s products during the third quarter of 2017. The Company also sells small quantities of its personal care products directly to a few customers that are not handled by one of its six marketing partners.

Although a significant percentage of ASI’s purchases from the Company are marketed to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all ASI orders are shipped to ASI’s warehouses in the U.S. Based on sales information provided to the Company by ASI, in the third quarter of 2017, approximately 76% of ASI’s sales were to customers in foreign countries. Overall, approximately 22% of the Company’s products were sold to end users located outside of the United States, either directly by the Company or by the Company’s other five marketing partners, during the third quarter of 2017.

The Company sells two pharmaceutical products for urological uses. Those products are sold mainly in the United States, with distribution handled primarily by the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the U.S. Department of Veterans Affairs.

The Company's non-pharmaceutical medical products (referred to hereinafter as "medical products"), such as its catheter lubricants, as well as its specialty industrial products, are sold directly by the Company to the end users or to contract manufacturers utilized by the end users, although they are available for sale on a non-exclusive basis by its marketing partners as well. There are three customers for the Company’s medical products that take delivery of their purchases in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are considered domestic sales. In the third quarter of 2017 approximately 37% of the Company’s medical product sales were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2016, and a comparison of the results of operations for the three and nine months ended September 30, 2017 and September 30, 2016. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. All references in this quarterly report to “sales” or “Sales” shall mean Gross Sales.

RESULTS OF OPERATIONS

Gross Sales

Gross sales for the third quarter of 2017 decreased by $263,076 (approximately 7%) compared with the third quarter of 2016. Gross sales for the first nine months of 2017 increased by $1,954,775 (approximately 24%) as compared with the corresponding period in 2016. The changes in sales for the three and nine months ended September 30, 2017 were attributable to changes in sales of the following product lines:

Personal care products: For the third quarter of 2017 sales of the Company’s personal care products increased by $35,273 (approximately 2%) when compared with the third quarter of 2016, primarily due to increases in sales to the Company’s marketing partners in Korea, the United-Kingdom, and Italy, which offset sales declines to the Company’s largest marketing partner, ASI, and as well as to the Company’s marketing partners in France and Switzerland. Sales to ASI in the third quarter decreased by $126,452 (approximately 10%), which the Company believes was due to the timing of orders. Sales to the Company’s five other marketing partners increased by $169,753 (approximately 53%) compared with the third quarter of 2016. The largest sales increase was attributable to the Company’s marketing partner in Korea, whose sales increased by $156,025 (approximately 128%). Sales to the Company’s marketing partner in the United Kingdom increased by $11,272 (approximately 17%), and sales to the Company’s marketing partner in Italy increased by $9,518 (approximately 64%). Slightly offsetting those increases was a decrease in sales of $5,004 (approximately 4%) to the Company’s marketing partner in France, and a decrease of $2,058 (80%) to the Company’s marketing partner in Switzerland.

For the nine-month period ended September 30, 2017 sales of the Company’s personal care products increased by $1,745,868 (approximately 48%) when compared with the same period in 2016, with sales to ASI increasing by $1,551,820 (approximately 60%). That increase was due primarily to higher sales to ASI in the first and second quarters of 2017 compared with those same quarters in 2016. Nine-month sales to the Company’s five other marketing partners increased by $201,051 (approximately 19%), with increases in Korea, Italy, France, and the United Kingdom slightly offset by a decrease in Switzerland. The nine-month changes in sales were as follows: sales to the Company’s marketing partner in Korea increased by $145,737 (approximately 42%); sales to the Company’s marketing partner in Italy increased by $31,789 (approximately 66%); sales to the Company’s marketing partner in France increased by $23,718 (approximately 6%); sales to the Company’s marketing partner in the United Kingdom increased by $8,651 (approximately 4%); and sales to the Company’s marketing partner in Switzerland decreased by $8,844 (55%).

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

(a)	Pharmaceuticals: For the third quarter of 2017 sales of the Company’s pharmaceutical products decreased by $69,322 (approximately 6%) when compared with the third quarter of 2016. For the nine-month period ended September 30, 2017 sales of the Company’s pharmaceutical products increased by $491,138 (approximately 21%) when compared with the first nine months of 2016, with sales of RENACIDIN increasing by 54% for the nine-month period. The decrease in sales for the three-month period was due primarily to slightly higher sales of Renacidin in the third quarter of 2016 due to a one-time sale to some governmental agencies that did not recur in the third quarter of 2017. The increase in sales for the nine-month period in 2017 was the result of sales of the new 30mL form of Renacidin for the full nine months of 2017, compared with only six months of sales of that new product in the first nine months of 2016, since the new product was only introduced in the second quarter of 2016.

(b)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products decreased by $228,057 (approximately 30%) for the third quarter of 2017 and by $269,978 (approximately 14%) for the nine-month period ended September 30, 2017 compared with the comparable periods in 2016. The decrease in medical product sales was primarily attributable to the ordering patterns and stocking levels of three of the primary customers for these products. Sales of these products have been inconsistent on a quarter to quarter basis for the past 3 years due to the large quantities per order and the relative infrequency of these orders. In addition, sales of these products were particularly strong in both the 3rd and 4th quarters of 2016. This caused an increase in the customers’ inventory levels and resulted in a decrease in their orders for these products in the first nine months of 2017.

(c)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $970 (approximately 2%) and by $12,254 (approximately 10%) for the three and nine months, respectively, ended September 30, 2017, when compared to the corresponding periods in 2016. These changes are attributable to customer ordering patterns.

In addition to the above changes in sales, sales allowances increased by $16,765 and $75,218 for the three and nine-month periods, respectively, ended September 30, 2017, when compared with the corresponding periods in 2016. This increase was primarily due to increases in allowances for distribution fees and outdated material returns attributable to the Company’s pharmaceuticals.

Cost of Sales

For the third quarter of 2017, cost of sales as a percentage of net sales decreased to approximately 35%, from 46% in the third quarter of 2016, and to approximately 42% for the nine-months ended September 30, 2017 compared with 45% for the comparable period in 2016. The decreases for the third quarter of 2017 as compared with third quarter of 2016, and for the first nine months of 2017 as compared with the comparable period in 2016, were primarily due to lower per unit manufacturing costs resulting from the allocation of the Company’s fixed overhead costs over a larger number of production units in the three- and nine-month periods of 2017 compared with the comparable periods in 2016. This was due to an increase in demand for the Company’s products in 2017, which resulted in greater production and greater production efficiencies.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses decreased by $22,144 (approximately 5%) for the third quarter of 2017 compared with the comparable quarter in 2016, and by $72,944 (approximately 5%) for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The decreases for the third quarter and the first nine months of 2017 were primarily attributable to decreases in payroll and payroll related expenses and consulting fees. Operating expenses are expected to remain relatively constant.

Research and Development Expenses

Research and development expenses increased by $938 (less than 1%) for the third quarter of 2017, and $13,481 (approximately 3%) for the first nine months of 2017 compared with the comparable periods in 2016.

Investment Income

Investment income increased by $49,606 (approximately 77%) for the third quarter of 2017 compared with the comparable quarter of 2016, and by $49,056 (approximately 26%) for the first nine months of 2017 compared with the first nine months of 2016. These increases were mainly due to gains on sales of investments in stock and bond mutual funds in 2017.

Provision for income taxes

The Company's effective income tax rate remained approximately 31.0% for all periods presented, and is expected to remain consistent for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $12,668,221 at December 31, 2016 to $13,982,187 at September 30, 2017, an increase of $1,313,966. The current ratio decreased from 13.1 to 1 at December 31, 2016 to 9.8 to 1 at September 30, 2017. The increase in working capital was primarily due to increases in receivables and marketable securities, partially offset by an increase in accounts payable and income taxes payable. The decrease in the current ratio was primarily due to increases in accounts payable and income taxes payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2017.

The Company generated cash from operations of $3,214,348 and $1,666,481 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase in cash from operations was primarily due to an increase in net income.

Cash used in investing activities for the nine-month period ended September 30, 2017 and September 30, 2016 was $ 1,070,104 and $116,090, respectively. The increase was primarily due to a reduction in the proceeds received from sales of marketable securities in the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016.

Cash used in financing activities was $1,925,066 and $1,603,871 for the nine months ended September 30, 2017 and September 30, 2016, respectively. The increase was due to an increase in the dividends paid per share from $0.35 per share in 2016 to $0.42 per share in 2017.

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

UNITED-GUARDIAN, INC.
(Registrant)

By:	/s/ Kenneth H. Globus .
Kenneth H. Globus
President and Principal Executive Officer

By:	/s/ Robert S. Rubinger .
Robert S. Rubinger
Chief Financial Officer

Date: November 8, 2017