Form 10-K
period 2017-12-31
UNITED GUARDIAN INC
filed 2018-03-22
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller	Smaller reporting company	☒
		reporting company)	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $ 49,130,907. (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2018, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III (portions of Item 10, as well as Items 11, 12, and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 2018 annual meeting of stockholders ("2018 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after Registrant's fiscal year end.

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

This Annual Report on Form 10-K contains both historical and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such "safe harbor" provisions and is including this statement for that express purpose. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect the Registrant's views as of the date of filing of this report with the United States Securities and Exchange Commission (the “SEC”) with respect to future events and financial performance, and are subject to a variety of factors that could cause the Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Registrant's operations, and other factors described in this report and in prior filings with the SEC. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Registrant, the Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof.

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

The Company has a broad range of products, some of which are currently marketed and some of which are still in the research and development stage. Of the products being actively marketed, the two largest product lines are the LUBRAJEL® line of cosmetic ingredients and medical lubricants, which accounted for approximately 69% of the Company's sales in 2017, and RENACIDIN® IRRIGATION SOLUTION ("RENACIDIN"), a pharmaceutical product that accounted for approximately 25% of the Company's sales in 2017. All references in this annual report to “sales” or “Sales” shall mean Gross Sales.

UNITED-GUARDIAN, INC.

(b) Description of Business

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

The Company’s personal care products, including cosmetic ingredients, are marketed globally by six marketing partners, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other industrial products. The personal care products are sold directly to those marketing partners, which in turn resell those products to their customers for use in the manufacture or compounding of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”) and the specialty industrial products are sold directly by the Company to marketers of finished products or the contract manufacturers utilized by those marketers. The Company’s pharmaceutical products are marketed by direct advertising, mailings, and trade exhibitions, and are sold to hospitals and pharmacies primarily through full-line drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as comparable regulatory agencies in some foreign countries.

PRODUCTS

The Company operates in one business segment, and its product lines are separated into four distinct product categories:

PERSONAL CARE

LUBRAJEL® is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products. In the personal care industry, they are used primarily as moisturizers and as bases for other cosmetic ingredients, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. The largest product by sales in the LUBRAJEL personal care line in 2017 was LUBRAJEL OIL, followed by LUBRAJEL PF (also sold under the trade name “Norgel”). Some of the other varieties of LUBRAJEL sold for cosmetic use (all using the LUBRAJEL name), in descending order of sales, are CG, RC, MG, RR, MS, DV, and NP. In addition, many of these products are available in comparable formulations that do not contain parabens as the preservative, and instead use a different preservative system that is preferred by some customers. Those equivalent products are differentiated by adding the word “Free” after the name (for example, LUBRAJEL MS Free and DV Free), indicating that those formulations do not contain parabens.

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

LUBRAJEL NATURAL was the first product in a line of LUBRAJEL products for cosmetic use that are produced using only ingredients that are considered “natural”. This product, as well as the additional “natural” products under development (see “Development Activities” below) are based on natural polysaccharides, which contribute moisturization, emulsion stabilization, and emolliency to personal care products, particularly creams and lotions. LUBRAJEL NATURAL has received an “Attestation of Conformity” (“Attestation”) from Ecocert, one of the global organizations authorized to certify natural and organic products, indicating that the product conforms to both its original Ecocert standard as well as the newer Cosmetic Organic Standard (“COSMOS”), which confirms that a raw material is in compliance with international standards the enable a product to be used in natural or organic cosmetic products. This product is now being actively marketed, and sales in 2017 decreased slightly from 2016. The Company is hopeful that sales will continue to increase as the efforts of its marketing partners continues.

Sales of the Company's personal care products increased by $1,951,596 (approximately 40%) for the year ended December 31, 2017 when compared with 2016, primarily due to an increase in sales of LUBRAJEL OIL to ASI for distribution in China. The increase was the result of a resumption of sales of LUBRAJEL OIL into China at the end of the third quarter of 2016 after sales had been temporarily suspended for over a year due to (a) a regulatory issue in China that was unrelated to LUBRAJEL OIL but which required the reformulation of some of the products in which LUBRAJEL OIL was being used, and (b) an overstock situation in China resulting from the Company’s marketing partner in China, ASI, having brought into China significantly more LUBRAJEL OIL than it needed to satisfy the requirements of its customers. That situation has now been resolved and sales have been relatively steady since September 2016.

Each of the following products accounted for less than 1% of the Company’s sales in 2017, listed in descending order of sales.

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

The Company believes that its ability to maintain and/or increase sales of its cosmetic and other personal care products will depend on (a) the ability and determination of its marketing partners, especially its largest marketing partner, ASI, to continue to aggressively promote the Company’s products, particularly to new customers, and to find new marketing opportunities; (b) the Company's success in developing additional new products, including new varieties of LUBRAJEL, as well as new applications for existing products; and (c) the ability of the Company to find ways to compete with manufacturers of lower-cost competitors to its LUBRAJEL products which have negatively impacted the sales of the Company’s personal care products. In particular, the Company has experienced significant pricing pressure from competitive products being marketed in China by some Asian manufacturers. These lower-cost competitive products are likely to negatively impact the Company’s profit margins on some of its products in certain geographic areas.

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

MEDICAL

LUBRAJEL RR and RC are both water-based gels used primarily as lubricants for urinary catheters. They are special grades of LUBRAJEL that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. LUBRAJEL RR was the original radiation-resistant LUBRAJEL product. LUBRAJEL RC was developed as a lower-cost alternative to the LUBRAJEL RR for those customers who are in more cost-sensitive markets. Sales of LUBRAJEL RR were down by 21% in 2017 compared with 2016 due to (a) an overstocking of product by one customer in 2016 that resulted in lower purchases in 2017, and (b) significant variability in year-to-year purchases by both that customer and another customer for that product. Sales of LUBRAJEL RC were up by 3% for the year. The combined sales of both products accounted for approximately 11% of the Company’s sales in 2017.

LUBRAJEL MG is the original form of LUBRAJEL, developed as a medical lubricant in the 1970s. It is used by many medical device manufacturers for lubricating urinary catheters, pre-lubricated enema tips, and other medical devices. Sales decreased by approximately 3% in 2017 compared with 2016, which the Company believes was the result of fluctuations in the buying patterns of customers for this product. Sales of this product represented approximately 6% of the Company’s sales in 2017.

LUBRAJEL LC, LUBRAJEL FA, and LUBRAJEL BA are LUBRAJEL formulations that were developed for use in oral care applications. There were no significant sales of LUBRAJEL BA during the year, and the combined sales of LUBRAJEL LC and LUBRAJEL FA accounted for approximately $95,000 of Company sales in 2017, a decrease of approximately 12% from 2016. The Company believes that this decrease was due to the inconsistent purchasing patterns of the customers for these products rather than any material decrease in demand. These products are only made to order and are not maintained in inventory other than to fill pending orders.

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

Sales of all of the medical grades of LUBRAJEL decreased by approximately 7% in 2017 compared with 2016, and accounted for approximately 18% of the Company’s sales in 2017 compared with approximately 23% in 2016. The Company believes that the decrease was due primarily to fluctuations in the purchasing patterns of its customers as well as the overstocking of Lubrajel RR in 2016 by one customer (see above). The medical products also became a smaller percentage of Company sales due to increased sales of Company’s personal care products relative to the medical products.

PHARMACEUTICAL

RENACIDIN® is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and the urinary bladder. From 1991 until April 2016 it had been marketed as a ready-to-use sterile solution in 500mL glass bottles. It currently has regulatory approval only in the United States. In April 2016 the Company began marketing a new plastic 30 mL single-dose form of the product and discontinued the sale of the older 500 mL glass bottles. The Company has already experienced a significant increase in monthly revenue from the new product, and is optimistic that this new, more user-friendly bottle will enable the Company to continue to increase its sales of RENACIDIN over the next few years. As a result of the initiation of marketing of the new single-dose bottle, sales of RENACIDIN increased by approximately 18% in 2017 compared with 2016, and represented approximately 25.5% of total Company sales.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of CLORPACTIN have been very consistent from year-to-year. In 2017, sales increased by approximately 3% and represented approximately 4.2% of the Company’s sales. The Company believes that the increase was due to normal year-to-year fluctuations rather than any significant trend in sales.

The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) they are outdated (but not more than one year after their expiration date, which is a return policy that conforms to standard pharmaceutical industry practice).

INDUSTRIAL

DESELEX™ Liquid is a sequestering and chelating agent that is used primarily as a replacement for phosphates in the manufacture of detergents. It also has some use in personal care products as a chelating agent in shampoos and body washes. Sales of this product decreased by $19,281 (approximately 21%) from $91,048 in 2016 to $71,767 in 2017.

UNITED-GUARDIAN, INC.

THOROCLENS is a chlorine-based cleanser manufactured and packaged by the Company for a small company in New England that resells the product to its customers. Sales of this product increased by $8,471 (approximately 13%) from $64,336 in 2016 to $72,807 in 2017.

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

LUBRAJEL MARINE: This is the second product in our new line of products developed using natural ingredients. It was formulated using naturally derived polysaccharides, with some of the ingredients sourced from marine vegetation. This product was developed jointly with ASI, and for that reason will be marketed globally on an exclusive basis by ASI. Like the original LUBRAJEL NATURAL, this product has received an Attestation from Ecocert that the product complies with both the original Ecocert standard as well as the newer COSMOS standard that replaced it, indicating that the product is suitable for use in natural and organic cosmetic products. This product is actively being marketed by ASI, and we have begun to receive orders for it as companies begin to bring their formulations to market. We are hopeful that we will see steady growth in sales of this product during the coming year.

UNITED-GUARDIAN, INC.

LUBRAJEL OIL NATURAL: This will be the third product in the “Natural” line of Lubrajel products. Like the LUBRAJEL MARINE, this product is based on naturally derived polysaccharides. It is being developed to provide lubricating properties and viscosity similar to the Company’s regular LUBRAJEL OIL, but using only natural ingredients. The polymer network in this product is based solely on vegetable feedstock. While we are still fine-tuning the formulation, we anticipate that this product will receive the Attestation from Ecocert that the product complies with the COSMOS standards for use in natural and organic cosmetic products (Note: the COSMOS Attestation issued by Ecocert has replaced the older Ecocert standard, even though Ecocert remains one of the global certifying organizations for COSMOS compliance). We are working closely with our marketing partners to promote the many benefits of this product, and hope to obtain feedback soon so that we can begin marketing this product in the third quarter of 2018.

Lubrajel Terra: This is intended to be the fourth product in the LUBRAJEL “Natural” line. It will be based on polysaccharides from plant-based materials. This is still in the developmental stage. The Company hopes to have a final formulation for this product sometime in 2018. The Company continues to believe that there is a growing demand for natural products, especially in personal care products, and expects to add additional products to this line in the future if these initial products are successful.

Amla Complex: This product is derived from an extract of the Amla fruit (Indian Gooseberry), which is believed to promote certain health benefits. It has traditionally been used to promote healthy and radiant skin, hair and nails, and is believed to enrich hair growth, pigmentation, strength and luster. It is high in antioxidant content, and is reputed to be one of the richest sources of vitamin C. The formulation for this product has been finalized and is being tested for efficacy. It, too, has received an Attestation from Ecocert that it complies with the COSMOS standard for natural and organic cosmetic ingredients. The Company is working closely with its marketing partners to determine the market potential for this product.

LUBRAJEL OIL PF: This product was developed as a result of the high demand for our very popular LUBRAJEL OIL. The benefit of this product would be to enable formulators to use their own preservative systems without having to account for preservatives that we have incorporated. This approach has been very successful with our LUBRAJEL PF, and we are hopeful that a preservative-free LUBRAJEL OIL could be at least as successful. The initial formulation for this product has been completed, and we hope to start sampling the product to our marketing partners soon.

NATURAL PRESERVATIVE BOOSTER: This product has been developed using natural, water-distilled essential oils which, in combination, enhance the effectiveness of other preservatives that might be in the product, enabling manufacturers to use lower amounts of non-natural preservatives. Initial results have been promising, but this product is still in the early developmental stage and, even if we are successful in our development efforts, is not likely to produce revenue until at least 2019.

It should be emphasized that some of the projects listed above are in the very early stages of research and development, and there can be no guarantee that any particular development project will result in a marketable product or in significant sales if it is marketed.

The Company’s research and development expenses in 2017 were $646,079 as compared with $651,828 in 2016. The Company expects its research and development expenses in 2018 to be comparable to those of 2017. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

UNITED-GUARDIAN, INC.

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

The company no longer has significant sales of the any products manufactured utilizing this patent, and for that reason the expiration of the patent in February 2019 will not have a material impact on Company sales.

The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant trademarks are LUBRAJEL®, RENACIDIN®, and CLORPACTIN®.

DOMESTIC SALES

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”), for the marketing of the Company’s cosmetic ingredients in North, Central, and South America. Since that time this initial agreement has been modified and expanded multiple times (see “Marketing Agreements” below). ASI also has a non-exclusive right to sell certain of the Company's other industrial and medical products. It was also granted the exclusive right to market globally an oral care product, LUBRAJEL BA, which was specifically developed for ASI in 2012 but which, to date, has not had significant sales, and LUBRAJEL MARINE, the second product in the Company’s LUBRAJEL NATURAL line of products. The current agreement with ASI automatically renewed on January 1, 2018, and will automatically renew again on January 1, 2020 unless either party chooses to terminate, which can be done by giving 60 days’ notice on or before December 31, 2019.

UNITED-GUARDIAN, INC.

Revenue from domestic sales of all Company products accounted for approximately 81% of the Company’s total sales revenue in 2017, compared with 78% in 2016. Sales to the Company’s largest marketing partner, ASI, accounted for approximately 40% of total Company sales in 2017 and 31% in 2016. Although a significant percentage of ASI’s purchases from the Company are ultimately sold to foreign customers, all sales to ASI are included in domestic sales revenue because all shipments to ASI are delivered to ASI’s warehouses in the U.S.

The Company’s pharmaceutical products are marketed only in the United States and are sold primarily through full-line drug wholesalers, and accounted for approximately 30% of Company sales in 2017, and approximately 31% in 2016. Domestic sales of the Company's medical (non-pharmaceutical) products accounted for approximately 10% of Company sales in 2017 and 14% in 2016. Approximately 80% of the Company’s domestic sales of medical products in 2017, and 70% in 2016, were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products that are marketed globally.

Domestic sales of the Company’s specialty industrial products accounted for approximately 1% of Company sales in both 2017 and 2016. The medical and industrial products are sold directly to customers or their contract manufacturers, who incorporate these products into their finished products.

FOREIGN SALES

In 2017 approximately 19% of the Company’s sales revenue was from foreign sources and was derived from (a) sales of its personal care products to the Company’s foreign marketing partners, which accounted for approximately 11% of Company sales in 2017 and 13% in 2016, and (b) sales of some of the Company’s medical products directly to certain customers in foreign countries, which accounted for approximately 8% of Company sales in 2017 compared with 10% in 2016.

Because all shipments to the Company’s largest marketing partner, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are included in “Domestic Sales”, even though a significant percentage of ASI’s sales of the Company’s products are to customers in foreign countries. Based on sales information provided to the Company by ASI, in 2017 approximately 72% of ASI’s sales were to customers in foreign countries, compared with 70% in 2016. ASI’s largest foreign market in both 2017 and 2016 was China, which accounted for approximately 55% of ASI’s sales of Company products in 2017 and 53% in 2016.

Since the Company sells its products in U.S. Dollars, the Company’s selling prices are not affected by fluctuations in foreign currency exchange rates except to the extent that a stronger dollar compared with foreign currencies can make the Company’s products less competitive in foreign markets, sometimes requiring the Company to reduce its prices in order be more competitive. In recent years sales have been negatively impacted by the strength of the U.S. Dollar relative to other currencies, particularly the Euro, which has resulted in some of the Company’s products being more price sensitive than they had been in the past. It has also enabled some of the Company’s competitors to take some market share from the Company in those markets. This situation reversed somewhat in 2017, with the dollar weakening against most foreign currencies. If this trend continues it will make the Company’s products more competitive in those foreign markets.

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

The marketing agreement with ASI was entered into in 1994 with ISP, the predecessor company of ASI. That agreement set forth provisions under which ISP/ASI would market and distribute the Company's personal care products, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. In 1996, the parties entered into another agreement, extending ASI’s distribution rights to the United States, Canada, Mexico, and Central and South America. In July 2000, December 2002, December 2005, May 2010, November 2012, and November 2013 the parties entered into additional agreements that modified, extended, and consolidated the 1994 and 1996 agreements, and provided for automatic two-year renewals of ASI’s marketing rights unless either party terminated the arrangement upon 60 days’ notice. The agreement automatically renewed on January 1, 2012, 2014, 2016, and 2018 for additional two-year terms. The current contract ends on December 31, 2019.

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

RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has six major raw material vendors that together accounted for approximately 88% of the raw material purchases by the Company in 2017 and 85% in 2016.

INVENTORIES, RETURNS, and ALLOWANCES

The Company's business requires that it maintain moderate inventories of certain of its finished goods. Historically, sufficient inventory levels, returns and allowances have not been a significant factor in the Company's business.

UNITED-GUARDIAN, INC.

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

COMPETITION

The Company has some products or processes that are either proprietary or have some unique characteristics, and its LUBRAJEL line of products is well known globally and has an excellent reputation for quality. The Company believes that these characteristics will be advantageous to the Company in its continuing efforts to compete effectively with other pharmaceutical, personal care, specialty chemical, or health care companies. The pharmaceutical, health care, and cosmetic industries are all highly competitive, and the Company experienced a high level of competition for its cosmetic ingredients during 2017. However, during 2017 the dollar weakened against most foreign currencies. If this trend continues the Company’s products will become more competitive in those foreign markets, which may help to offset some of the increased competition. The Company believes, however, that there will continue to be increased competition in coming years, especially from Asian competitors, and is working with ASI, its primary marketing partner, to address the issue and determine how the Company can make its products more competitive in the marketplace. The Company is aware that there are other domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, some of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, specialty chemical, personal care and health care companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. The Company intends to focus its research efforts on the development of new and innovative products for which there is not the same competitive situation as there is for some of the Company’s older products, and is optimistic that the development of unique products, such as its focus on the development of products made exclusively with natural ingredients, will enable it to continue to compete in a market in which competition has become more of a factor than it had been in the past.

UNITED-GUARDIAN, INC.

ISO 9001:2008 REGISTRATION

In October 2009 the Company was certified by Underwriters Laboratories, Inc. to be in compliance with the current ISO 9001:2008 standard, indicating that the Company's documented procedures and overall operations had attained the high level of quality needed to comply with this ISO certification level. Prior to that, since December 2003 the Company had been registered under the previous ISO 9001:2000 standard, also by Underwriters Laboratories, Inc. The Company had first earned ISO registration in November 1998, when it earned ISO 9002 registration, and has been in continuous compliance with each of these standards from the time of its approval under each standard. It is currently in the process of being certified under the newest ISO standard, ISO 9001:2015, and expects to have that certification by the end of 2018.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2017 and 2016 the Company incurred approximately $37,000 and $31,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

EMPLOYEES

The Company presently has 31 employees, 3 of whom serve in an executive capacity, 17 in research, quality control and manufacturing, 6 in maintenance and construction, and 5 in office and administrative support services. Of the total number of employees, 22 work full time.

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

The following table sets forth the high and low closing sale prices of the shares of Common Stock, as reported by NASDAQ, for the period January 1, 2016 to December 31, 2017. The quotations represent prices between dealers and do not include retail markup, markdown or commission:

Quarters		Year Ended December 31, 2017		Year Ended December 31, 2016
		High	Low	High	Low
First	(1/1 - 3/31)	$15.85	$14.60	$22.78	$18.71
Second	(4/1 - 6/30)	17.75	13.75	20.64	16.07
Third	(7/1 - 9/30)	19.50	15.10	16.50	13.66
Fourth	(10/1 - 12/31)	20.65	15.25	16.90	14.36

UNITED-GUARDIAN, INC.

Holders of Record

As of February 23, 2018, there were 706 holders of record of Common Stock.

Cash Dividends

On May 17, 2017, the Company’s Board of Directors declared a semi-annual cash dividend of $0.42 per share, which was paid on June 12, 2017 to all stockholders of record as of May 30, 2017. On November 29, 2017, the Company’s Board of Directors declared a semi-annual cash dividend of $0.50 per share, and an additional special dividend of $0.50 per share, for a total dividend of $1.00 per share, which was paid on December 18, 2017 to all stockholders of record as of December 11, 2017.

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

Marketable Securities

The Company classifies its marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each balance sheet date. The Company’s marketable securities include investments in equity and fixed income mutual funds, and government securities. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on mutual funds are determined using the average cost method, while realized gains or losses on government securities and bonds are determined using the specific-identification method. Realized gains or losses on the Company's marketable securities are insignificant for the years ended December 31, 2017 and 2016. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2017 and 2016 the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Results of Operations

Year ended December 31, 2017 compared with the year ended December 31, 2016:

Sales

Sales increased from $11,144,462 in 2016 to $13,434,460 in 2017, an increase of $2,289,998 (approximately 21%). The overall increase was due primarily to increases in sales of the Company’s personal care products to its primary distributor, ASI , as well as an increase in sales of the Company’s pharmaceutical products, primarily RENACIDIN. Those increases were partially offset by decreases in sales of the Company’s industrial and medical (non-pharmaceutical) products.

UNITED-GUARDIAN, INC.

The net increase in sales was the result of the following specific changes in sales in the different product categories:

(a)	Personal care products:

Sales of the Company's personal care products, including cosmetic ingredients, increased from $4,916,630 in 2016 to $6,868,227 in 2017, an increase of $1,951,596 (approximately 40%).The increase was attributable primarily to an increase in sales of the Company’s LUBRAJEL products to ASI, the Company’s largest marketing partner. Sales to ASI increased by $1,892,710 (approximately 55%) from $3,457,682 in 2016 to $5,350,392 in 2017. Aggregate sales to the Company’s other marketing partners increased from $1,422,892 in 2016 to $1,464,053 in 2017 (approximately 3%). Sales in the France, Italy and Korea increased in the aggregate by $86,203 (approximately 8%) from $1,059,537 in 2016 to $1,145,740 in 2017, while aggregate sales to the Company’s distributors in the UK and Switzerland decreased by $45,042 (approximately 12%) from $363,355 in 2016 to $318,313 in 2017.

Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, in 2017 approximately 72% of ASI’s sales were to customers in foreign countries, compared with 70% in 2016. ASI’s largest foreign market in both 2017 and 2016 was China, which accounted for approximately 55% of ASI’s sales in 2017 and 53% in 2016.

The increase in sales to ASI was primarily the result of an increase in ASI’s sales of one of the Company’s LUBRAJEL products in China. ASI’s sales in China decreased from the fourth quarter of 2015 until September 2016 as a result of (a) a regulatory issue in China that was unrelated to LUBRAJEL OIL but which required the reformulation of some of the products that contained LUBRAJEL OIL; and (b) ASI continuing to purchase LUBRAJEL OIL at normalized levels despite the negative impact of that regulatory issue on product demand, thereby resulting in a short term overstocking of LUBRAJEL OIL in China. With the regulatory issue having been addressed, and with products that had been affected by the regulatory issue coming back on the market during 2016, the overstock situation in China was gradually corrected, and in September 2016 ASI resumed its purchases of products intended for sale in China, and its purchases for China have been relatively steady since that time.

Sales of the Company’s products in Europe increased slightly in 2017 compared with 2016. There continues to be more competition in the European marketplace than there had been in previous years due to Asian competitors selling imitations of the Company’s product at much lower prices. However, with some European economies improving, and the U.S. dollar having weakened significantly during 2017 and possibly weakening further in the next few years, the Company’s products may become more competitive, especially in Europe. In addition the Company from time to time offers additional volume discounts and more aggressive pricing in order to maintain and increase sales and bring in new customers. While this may result in lower margins on certain sales, the Company believes that the additional volumes that will be generated by this policy will more than offset the lower profit margins on those sales.

(b)	Pharmaceuticals:

Sales of the Company’s two pharmaceutical products, RENACIDIN and CLORPACTIN, together increased by $542,220 (approximately 16%), from $3,444,848 in 2016 to $3,987,068 in 2017, with RENACIDIN accounting for most of the increase. Sales of RENACIDIN increased by $524,766 (approximately 18%) from $2,900,130 in 2016 to $3,424,896 in 2017, and accounted for approximately 25% of the Company’s sales in 2017, as compared with 26% in 2016. The increase was due to the introduction in April 2016 of the Company’s new 30mL single-dose form of the product. The new single-dose unit was engineered to dispense the product directly into an indwelling catheter, eliminating the need to use a separate syringe to extract a small amount of product from the Company’s previous 500mL glass bottle. The Company is optimistic that this new, more user-friendly package will enable it to continue to increase its sales of RENACIDIN. The Company recently launched a new web site dedicated to RENACIDIN, and is working with a consultant to increase both patient and physician awareness of the product.

UNITED-GUARDIAN, INC.

The increase in sales of the Company’s pharmaceutical products was partially offset by an increase of $98,660 (approximately 27%) in allowances for distribution fees, product returns, chargebacks paid to the U.S. Department of Veterans Affairs, and rebates paid for Medicaid- and Medicare-related sales. This increase was primarily due to the higher sales of RENACIDIN.

(c)	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products decreased by $200,232 (approximately 8%) from $2,624,671 in 2016 to $2,424,439 in 2017. The decrease was primarily the result of a $186,084 (21%) decrease in sales of LUBRAJEL RR, which was partially offset by increases in sales of some of the Company’s other medical products. The large percentage decrease in sales of LUBRAJEL RR was primarily due to lower sales to two customers, both of which have purchasing patterns which can vary widely from year to year. One of those customers also overstocked product in 2016, leading to reduced purchases in 2017.

(d)	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $5,227 (approximately 3%) from $159,945 in 2016 to $154,718 in 2017. The decrease is due to normal fluctuations in customer ordering patterns.

Gross Profit on Sales

Gross profit increased to approximately 59% in 2017 from 55% in 2016. The increase was primarily the result of an increase in the sales of the Company’s higher-margin LUBRAJEL products in 2017 compared to 2016.

Operating Expenses

Operating expenses decreased by $67,673 in 2017 compared with the prior year, decreasing from $1,852,833 in 2016 to $1,785,160 in 2017. The decrease was mainly attributed to decreases in payroll, and payroll-related expenses.

Research and Development Expenses

Research and development expenses amounted to $651,828 and $646,079 in 2016 and 2017 respectively. The decrease of $5,749 was primarily related to a decrease in payroll and payroll related expenses.

Investment Income

Investment income (net) increased by $8,660 (approximately 3%) from $306,505 in 2016 to $315,165 in 2017. The net increase was due to an increase in investment income from both stock and bond mutual funds, and realized gains from the sales of some of the Company’s mutual funds.

UNITED-GUARDIAN, INC.

Provision for Income Taxes

The provision for income taxes increased by $591,564 (approximately 53%) from $1,114,925 in 2016 to $1,706,489 in 2017. This increase was mainly due to an increase in income from operations. The Company’s effective income tax rate was approximately 30% in both 2017 and 2016, and is lower than the federal statutory rate of 34% primarily due to the additional tax deduction for domestic production activities as well as the utilization of research and development tax credits.

Liquidity and Capital Resources

Working capital decreased from $12,668,221 at December 31, 2016 to $10,428,139 at December 31, 2017, a decrease of $2,240,082 (approximately 18%). The current ratio decreased from 13.1 to 1 at December 31, 2016 to 8.3 to 1 at December 31, 2017. The decreases in working capital and the current ratio were mainly due to a decrease in marketable securities and an increase in accounts payable.

Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2017 increased by $307,418 (approximately 19%) from $1,597,997 in 2016 to $1,905,415 in 2017. The receivables turnover, or Days Sales Outstanding, for 2017 was 49 days, compared with 42 days in 2016. The increase was mainly the result of higher accounts receivables in the latter part of 2017 due to an increase in sales in the third and fourth quarter of 2017. The Company has bad debt reserves of $21,220 and $16,943 for 2017 and 2016, respectively, and believes that the net balance of its accounts receivable is fully collectable as of December 31, 2017.

The Company generated cash from operations of $3,992,287 in 2017 compared with $2,290,444 in 2016. The increase in 2017 was primarily due to an increase in net income and an increase in accounts payable.

Net cash provided by investing activities was $2,815,382 for the year ended December 31, 2017 compared with cash used in investing activities of $490,235 for the year ended December 31, 2016. This increase in net cash provided was mainly due to an increase in proceeds from sales of marketable securities in 2017 compared with 2016.

Cash used in financing activities was $6,507,249 and $3,436,867 during the years ended December 31, 2017 and 2016, respectively. The increase was due to the payment of higher dividends in 2017 compared with 2016.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2017. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

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

UNITED-GUARDIAN, INC.

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred in the fourth quarter of 2017 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees serving in any capacity to the Company, including the Chief Executive Officer and/or President, Chief Financial Officer, and Principal Accounting Officer. A copy of the Company's Code of Business Conduct and Ethics is available on the Company's web site at http://www.u-g.com/corporate. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of its Code of Business Conduct and Ethics applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer by posting this information on the Company's web site.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" to be contained in the Company's 2018 Proxy Statement.

UNITED-GUARDIAN, INC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" to be contained in the Company's 2018 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers" to be contained in the Company's 2018 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Raich Ende Malter & Co. LLP (“Raich Ende”), the Company’s principal accountants since March 29, 2017, for the quarterly reviews of the Company’s financial statements for the first, second and third quarters of 2017 and the audit of the Company’s financial statements for the 2017 fiscal year were $68,000.

Audit-Related Fees

During 2017 and 2016 there were no fees paid to Raich Ende in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Raich Ende or Baker Tilly for the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Raich Ende during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to the Company by Raich Ende in 2017 or 2016.

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

	(iii)	Report of Independent Registered Public Accounting Firm.

	(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

Item 16.	Form 10-K Summary.

None.

UNITED-GUARDIAN, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.

	By:	/s/ Kenneth H. Globus
Kenneth H. Globus
Date: March 21, 2018		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kenneth H. Globus	President, General Counsel, Chairman	March 21, 2018
	Kenneth H. Globus	of the Board of Directors (Principal Executive Officer)

By:	/s/ Robert S. Rubinger	Executive Vice President, Secretary,	March 21, 2018
	Robert S. Rubinger	Chief Financial Officer, Director (Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Lawrence F. Maietta	Director	March 21, 2018
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director; Audit Committee member	March 21, 2018
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director; Audit Committee member	March 21, 2018
Andrew A. Boccone

By:	/s/ S. Ari Papoulias	Director; Audit Committee member	March 21, 2018
S. Ari Papoulias

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit #	Description

2 P	Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3(a) P	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3(b) P	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4(a) P	Specimen Certificate for shares of Common Stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10(a) P	Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

10(b)	Exclusive Distributor Agreement between the Company and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10(c)	Letter Amendment between the Company and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10(d)	Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 and amended on December 31, 2002. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10(e)	Letter Amendment between the Company and ISP Technologies Inc. dated May 5, 2010 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 and amended on December 16, 2002 and December 20, 2005. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10(f)	Manufacturing and Supply Agreement between the Company and Smiths Medical ASD, Inc. signed November 12, 2013 and effective as of November 1, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated and filed November 18, 2013.

21	Subsidiaries of the Company:

Name	Jurisdiction of Incorporation	Name Under Which it does Business

Dieselite Corporation (Inactive)	Delaware	N/A

31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

UNITED-GUARDIAN, INC.

31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Kenneth H. Globus, President and Principal Executive Officer of the Company, and Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

P:	Indicates a paper filing

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

(For the years ended

December 31, 2017 and 2016)

UNITED-GUARDIAN, INC.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

To the Board of Directors and Stockholders of United-Guardian, Inc.

Hauppauge, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United-Guardian, Inc. (the Company) as of December 31, 2017 and 2016, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RAICH ENDE MALTER & CO. LLP

We have served as the Company’s auditor since 2016.

Melville, New York

March 21, 2018

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2017	2016

Sales
Gross Sales	$13,434,460	$11,144,462
Sales allowances and returns	(466,255)	(367,595)
Net sales	12,968,205	10,776,867

Costs and expenses:
Cost of sales	5,301,352	4,882,644
Operating expenses	1,785,160	1,852,833
Research and development	646,079	651,828
Total costs and expenses	7,732,591	7,387,305
Income from operations	5,235,614	3,389,562

Investment income	315,165	306,505

Income before provision for income taxes	5,550,779	3,696,067

Provision for income taxes	1,706,489	1,114,925
Net income	$3,844,290	$2,581,142

Earnings per common share (basic and diluted)	$0.84	$0.56

Weighted average shares (basic and diluted)	4,594,319	4,594,319

STATEMENTS OF COMPREHENSIVE INCOME

	Years ended December 31,
	2017	2016

Net income	$3,844,290	$2,581,142

Other comprehensive income:

Unrealized gain on marketable securities	323,793	156,474

Income tax expense related to other comprehensive income	(67,997)	(53,201)
Total other comprehensive income, net of tax	255,796	103,273

Total comprehensive income	$4,100,086	$2,684,415

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2017	2016
Current assets:
Cash and cash equivalents	$724,721	$424,301
Marketable securities	7,721,568	10,218,009
Accounts receivable, net of allowance for doubtful accounts of $21,220 in 2017 and $16,943 in 2016	1,905,415	1,597,997
Inventories (net)	1,340,523	1,255,813
Prepaid expenses and other current assets	157,964	135,320
Prepaid income taxes	331	82,732
Total current assets	11,850,522	13,714,172

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,363,978	4,342,629
Building and improvements	2,793,402	2,776,602
Total property, plant and equipment	7,226,380	7,188,231

Less accumulated depreciation	6,283,493	6,097,640
Total property, plant, and equipment (net)	942,887	1,090,591

Deferred income taxes (net)	---	2,382

Other assets (net)	59,471	59,295
TOTAL ASSETS	$12,852,880	$14,866,440

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2017	2016
Current liabilities:
Accounts payable	$354,285	$82,821
Accrued expenses	881,327	848,328
Income taxes payable	55,848	---
Dividends payable	130,923	114,802
Total current liabilities	1,422,383	1,045,951

Deferred income taxes (net)	33,855	---

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2017 and 2016, respectively	459,432	459,432
Accumulated other comprehensive income	466,025	175,634
Retained earnings	10,471,185	13,185,423
Total stockholders’ equity	11,396,642	13,820,489
TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$12,852,880	$14,866,440

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2017 and 2016

	Common stock		Accumulated other comprehensive	Retained
	Shares	Amount	income	earnings	Total

Balance, January 1, 2016	4,594,319	$459,432	$72,361	$14,050,021	$14,581,814

Change in unrealized gains on marketable securities, net of deferred income tax of $53,201	---	---	103,273	---	103,273

Net income	---	---	---	2,581,142	2,581,142

Dividends declared, not paid	---	---	---	(8,873)	(8,873)

Dividends declared and paid	---	---	---	(3,436,867)	(3,436,867)

Balance, December 31, 2016	4,594,319	459,432	175,634	13,185,423	13,820,489

Change in unrealized gains on marketable securities, net of deferred income tax of $67,997	---	---	255,796	---	255,796

Reclassification of tax effect from accumulated other comprehensive income due to federal tax rate change			34,595	(34,595)	---

Net income	---	---	---	3,844,290	3,844,290

Dividends declared, not paid	---	---	---	(16,684)	(16,684)

Dividends declared and paid	---	---	---	(6,507,249)	(6,507,249)

Balance, December 31, 2017	4,594,319	$459,432	$466,025	$10,471,185	$11,396,642

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2017	2016
Cash flows from operating activities:
Net income	$3,844,290	$2,581,142
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200,677	187,035
Realized (gain) loss on sales of marketable securities	(33,297)	1,011
Bad debt expense	4,277	8,289
Deferred income taxes	(31,760)	59,712
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(311,695)	(671,532)
Inventories	(84,710)	37,829
Prepaid expenses and other current and non-current assets	(37,644)	25,213
Prepaid income taxes	82,401	13,035
Accounts payable	271,464	(13,995)
Income taxes payable	55,848	---
Accrued expenses	32,999	62,705
Dividends payable	(563)	---
Net cash provided by operating activities	3,992,287	2,290,444

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(38,149)	(166,689)
Purchases of marketable securities	(1,922,513)	(2,309,935)
Proceeds from sales of marketable securities	4,776,044	2,966,859
Net cash provided by investing activities	2,815,382	490,235

Cash flows from financing activities:
Dividends paid	(6,507,249)	(3,436,867)
Net cash used in financing activities	(6,507,249)	(3,436,867)

Net increase(decrease) in cash and cash equivalents	300,420	(656,188)
Cash and cash equivalents, beginning of year	424,301	1,080,489
Cash and cash equivalents, end of year	$724,721	$424,301

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories Division, manufactures and markets cosmetic ingredients, personal care products, pharmaceuticals, medical lubricants, health care products, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic and personal care products. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, LUBRAJEL® and RENACIDIN® IRRIGATION SOLUTION (“RENACIDIN”) together accounted for approximately 94% and 90% of sales for the years ended December 31, 2017 and December 31, 2016, respectively. LUBRAJEL accounted for approximately 69% and 64% of sales for the years ended December 31, 2017 and December 31, 2016, respectively, and RENACIDIN accounted for approximately 25% and 26% of sales for the years ended December 31, 2017 and December 31, 2016, respectively.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, possible impairment of marketable securities and the allocation of overhead to inventory.

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

Revenue Recognition

The Company recognizes revenue from sales of its personal care, medical, and industrial products when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of those goods unless they are defective.

UNITED-GUARDIAN, INC.

The Company’s pharmaceutical products are shipped by common carrier upon receipt of a valid purchase order with, in most cases, the Company paying the shipping costs. The Company assumes responsibility for the shipment arriving at its intended destination. Sales of pharmaceutical products are final and revenue is recognized at the time of shipment. However, any product determined by the customer to be out of specification or expired can be returned to the Company for refund or replacement.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Effective January 1, 2018, the Company adopted ASC Topic 606, “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue recognizing revenue at the time it’s products are shipped, and therefore adoption of the standard did not have a material impact on its financial statements and is not expected to have a material impact in the future.

Any allowance for returns is taken as a reduction of sales within the same period the revenue is recognized. Such allowances are based on historical experience. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2017, approximately $517,000 exceeded the FDIC limit.

Dividends

On May 17, 2017, the Company’s Board of Directors declared a semi-annual cash dividend of $0.42 per share, which was paid on June 12, 2017 to all stockholders of record as of May 30, 2017. On November 29, 2017, the Company’s Board of Directors declared a semi-annual cash dividend of $0.50 per share and an additional special dividend of $0.50 per share, for a total dividend of $1.00 per share, which was paid on December 18, 2017, to all stockholders of record as of December 11, 2017. In 2017 the Company declared a total of $6,523,933 in dividends, of which $6,507,249 was paid. The balance of $16,684 is payable to stockholders who could not be located at the time the dividend was paid and is being held by the Company for possible future payment.

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

UNITED-GUARDIAN, INC.

Reclassification

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

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

Inventories

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Inventory costs include material, labor and factory overhead.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2017 and 2016.

UNITED-GUARDIAN, INC.

Other Assets (net)

Other assets at December 31, 2017 and 2016 primarily represents an amount expended in connection with the development of the new single-dose form of RENACIDIN. The Company began amortizing these costs in the first quarter of 2016. At December 31, 2017 and 2016 accumulated amortization for such assets amounted to $29,648 and $14,824, respectively.

Future amortization expense is as follows:

For the Years Ending December 31,	Amortization Expense
2018	$14,824
2019	14,824
2020	14,823
Total:	$44,471

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

For the year ended December 31, 2017, two of the Company’s distributors and marketing partners accounted for approximately 55% of the Company’s sales during the year, and approximately 58% of its outstanding accounts receivable at year end. For the year ended December 31, 2016, the same two distributors and marketing partners accounted for a total of approximately 46% of the Company’s sales during the year, and 36% of its outstanding accounts receivable at year end.

Vendor Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. The Company has six major raw material vendors that collectively accounted for approximately 88% and 85% of the raw material purchases by the Company in 2017 and 2016, respectively.

UNITED-GUARDIAN, INC.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to the temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all the deferred tax assets will not be realized.

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2017 and 2016, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2017 and 2016 the Company did not record any tax-related interest or penalties. The Company’s tax returns are subject to examination by the United States Internal Revenue Service and by the State of New York for years 2014 through 2016.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, and equipment depreciation.

Shipping and Handling Expenses

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $77,000 and $84,000 for the years ended December 31, 2017 and 2016, respectively.

Advertising Expenses

Advertising expenses are expensed as incurred. During 2017 and 2016 the Company incurred approximately $4,000 and $25,000, respectively, in advertising expense.

Earnings Per Share Information

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would include the dilutive effect of outstanding stock options, if any.

New Accounting Standards

Effective January 1, 2018 the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue recognizing revenue at the time it’s products are shipped, and therefore adoption of the standard did not have a material impact on its financial statements, and is not expected to have a material impact in the future.

UNITED-GUARDIAN, INC.

The Company anticipates it will expand its financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of 2018.e

In accordance with the Company’s implementation of ASU 2015-17 “Income Taxes, Balance Sheet Classification of Deferred Taxes”, deferred tax assets and liabilities have been netted and presented as one noncurrent amount. The Company has applied this standard retroactively to all periods presented, and therefore reclassification was made to net a previously reported deferred tax liability of $252,135 at December 31, 2016 against a deferred tax asset of $254,517 at December 31, 2016, thereby reporting a net deferred tax asset of $2,382 at December 31, 2016. The implementation of this standard had no effect on previously- reported net income.

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost and net realizable value. The Company adopted this amendment in the first quarter of 2017 and the implementation did not have a material impact on the Company’s financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income due to the reduction in the corporate income tax rate resulting from the 2017 Tax Cuts and Jobs Act. This amendment is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is allowed. The Company has elected to adopt this amendment in the current period. As a result, a reclassification of $34,595 has been made to retained earnings to reflect the effect of the reduction in the federal corporate tax rate as it relates to the unrealized gains on marketable securities that are recorded in other comprehensive income.

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

The following available-for-sale securities, which comprise all of the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets:

December 31, 2017	Cost	Fair Value	Unrealized Gain/(Loss)
Available for sale:
Fixed income mutual funds	$6,003,131	$6,113,099	$109,968
Equity and other mutual funds	1,128,532	1,608,469	479,937
Total marketable securities	$7,131,663	$7,721,568	$589,905

December 31, 2016

Available for sale:
Fixed income mutual funds	$9,339,352	$9,457,286	$117,934
Equity and other mutual funds	612,545	760,723	148,178
Total marketable securities	$9,951,897	$10,218,009	$266,112

Proceeds from the sale and redemption of marketable securities amounted to $4,776,044 and $2,966,859 for the years ended December 31, 2017 and 2016, respectively. Gains of $33,297 and losses of $1,011 were realized for the years ended December 31, 2017 and 2016, respectively.

Investment income consisted principally of realized gains and losses, interest income from fixed income mutual funds, and dividend income from equity and other mutual funds.

Marketable securities include investments in fixed income and equity mutual funds, which are classified as “available-for-sale” securities and are reported at their fair values. Unrealized gains and losses on “available-for-sale” securities are reported as accumulated other comprehensive income in stockholder’s equity, net of the related tax effects. Investment income is recognized when earned. Realized gains and losses on the sale of investments are determined on a specific identification basis.

UNITED-GUARDIAN, INC.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 31,
	2017	2016
Raw materials	$363,739	$349,383
Work in process	39,004	24,214
Finished products	937,780	882,216
Total Inventories	$1,340,523	$1,255,813

Finished product inventories at December 31, 2017 and 2016 are stated net of a reserve of $20,000 for slow moving and obsolete inventory.

NOTE D – INCOME TAXES

The (benefit from) provision for income taxes consists of the following:

	Years ended December 31,
Current	2017	2016
Federal	$1,738,132	$1,058,714
State	117	(3,501)
Total current provision for income taxes	1,738,249	1,055,213
Deferred
Federal	(31,760)	59,712
State	---	---
Total deferred provision for income taxes	(31,760)	59,712
Total provision for income taxes	$1,706,489	$1,114,925

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2017		2016
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate of 34%	$1,887,000	34.0%	$1,257,000	34.0%
State income taxes, net of Federal benefit	---	---	(2,000)	---
Domestic Production Activities tax benefit	(160,000)	(2.9)	(104,000)	(2.8)
Nondeductible expenses	1,000	---	1,000	---
Research & development credits	(34,000)	(0.6)	(30,000)	(0.8)
Non-taxable dividends	(5,000)	(0.09)	---	---
Deferred tax asset reduction for federal tax rate change	21,000	0.4	---	---
Other, net	(4,000)	(0.1)	(7,000)	(0.2)
Provision for income taxes	$1,706,000	30.7%	$1,115,000	30.2%

During 2017 and 2016, the Company realized the tax benefits of the Domestic Production Activities deduction, which amounted to approximately 9% of net income from domestic production activities in each year.

UNITED-GUARDIAN, INC.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Years ended December 31,
	2017	2016
Deferred tax assets
Accounts receivable	$4,456	$5,760
Inventories	9,104	14,163
Accrued expenses	157,610	234,594
Total deferred tax assets	171,170	254,517
Deferred tax liabilities
Depreciation on property, plant and equipment	(81,145)	(161,657)
Unrealized gain on marketable securities	(123,880)	(90,478)
Total deferred tax liabilities	(205,025)	(252,135)
Net deferred tax (liability)/asset	$(33,855)	$2,382

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $94,000 and $87,000 for the years ended December 31, 2017 and 2016, respectively.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the years ended December 31, 2017 and 2016 the Company’s Board of Directors authorized discretionary contributions in the amount of $175,000 per year, to be allocated among all eligible employees. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

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

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: personal care products (including cosmetic ingredients), pharmaceuticals, medical products, and industrial products. Each product category is marketed differently. The cosmetic ingredient/personal care products are marketed through a global network of marketing partners and distributors. These marketing partners purchase product outright from the Company and provide the marketing functions for these products on behalf of the Company. They in turn receive their compensation for those efforts by re-selling those products at a markup to their customers. This enables the Company to aggressively have its products marketed without the high cost of maintaining its own in-house marketing staff. The Company has written marketing arrangements with only one of its global distributors, ASI, and that contract renews every two years unless cancelled for any reason by either party at least 90 days prior to the expiration of the two-year marketing period in effect at that time. The current marketing period with ASI ends on December 31, 2019. The Company’s other marketing partners are not under any contractual obligation to market the Company’s personal care products, and the Company has the ability to cancel those marketing arrangements at any time upon reasonable notice. All sales of the Company’s personal care products are final other than product later determined to be defective, and the Company does not make any sales on consignment.

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

In addition, there are three customers for the Company’s medical products that take delivery of their shipments in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are also included in the “United States” revenue number in the table below. Approximately 80% of the Company’s domestic sales of medical products in 2017, and 70% in 2016, were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

UNITED-GUARDIAN, INC.

(a) Net Sales

	Years ended December 31,
	2017	2016

Personal Care	$6,868,227	$4,916,630
Medical	2,424,439	2,624,672
Pharmaceutical	3,987,076	3,443,215
Industrial and other	154,718	159,945
	13,434,460	11,144,462
Less: Discounts and allowances	(466,255)	(367,595)
Net Sales	$12,968,205	$10,776,867

(b) Geographic Information (Gross Sales)

	Years ended December 31,
	2017	2016

United States	$10,900,284	$8,699,491
Other countries	2,534,176	2,444,971
	$13,434,460	$11,144,462

(c) Sales to Major Customers

	Years ended December 31,
	2017	2016

Customer A	$5,350,392	$3,457,682
Customer B	1,750,167	1,628,905
All other customers	6,333,901	6,057,875
	$13,434,460	$11,144,462

NOTE G – COMPREHENSIVE INCOME

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	December 31, 2017	December 31, 2016
Beginning balance - net of tax	$175,634	$72,361
Unrealized gain on marketable securities – net of tax	222,499	104,284
Reclassification of tax effect on unrealized gain on marketable securities due to federal tax rate change	34,595	---
Realized gain (loss) on sale of marketable securities	33,297	(1,011)
Ending balance - net of tax	$466,025	$175,634

UNITED-GUARDIAN, INC.

NOTE H - ACCRUED EXPENSES

Accrued expenses at December 31, 2017 and 2016 consist of:

	2017	2016

Bonuses	$200,000	$200,000
Distribution fees	254,863	225,879
Payroll and related expenses	152,903	151,653
Annual report expenses	62,510	63,447
Audit fee	43,268	54,868
Reserve for outdated material	127,768	101,177
Sales rebates	12,000	23,393
Insurance	---	9,381
Other	28,015	18,530
Total accrued expenses	$881,327	$848,328

NOTE I – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash payments for income taxes were $1,600,000 and $1,050,000 for the years ended December 31, 2017 and 2016, respectively.

The Company has a number of unconverted shares of one of its previous corporate entities, Guardian Chemical Corporation (“Guardian”), that would convert to approximately 11,732 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. Since the early 1990’s, the Company has been paying accumulated dividends directly to those shareholders as those shares were converted, while at the same time its transfer agent was holding duplicate funds to cover those same payments (as well as future payments for Guardian shares that had not yet been converted). In September 2015 it was agreed that those duplicate funds would be returned to the Company, and the Company recorded a receivable from the transfer agent in the amount of $120,848. Of that amount, $21,894 was added to retained earnings to account for the amount that had been previously exchanged and paid, and the balance of $98,954 will continue to be accounted for as a potential liability in the event that one or more of the holders of that Guardian stock can be located and request conversion of their Guardian shares, in which case the accumulated dividends will be paid to them and the liability reduced accordingly. Payment of the amount owed to the Company by its transfer agent was received in October 2015. The Company is presently researching its options in regard to the distribution of the funds it is continuing to hold, in the event the remaining holders of Guardian stock cannot be located. The Company will continue to accumulate a dividend payable on the above shares as dividends are declared. The Company accrued an additional $16,684 and $8,873, during 2017 and 2016 respectively, on these shares.

NOTE J - RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2017 and 2016 the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $18,000 and $21,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.

