Form 10-Q
period 2018-03-31
UNITED GUARDIAN INC
filed 2018-05-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

.. Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,594,319 shares of common stock, par value $.10 per share

(as of May 1, 2018)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018	2017
Sales:
Gross sales	$3,666,947	$2,872,722
Sales allowances and returns	(147,435)	(86,334)
Net Sales	3,519,512	2,786,388

Costs and expenses:
Cost of sales	1,450,931	1,264,096
Operating expenses	524,114	463,480
Research and development	101,664	189,729
Total costs and expenses	2,076,709	1,917,305
Income from operations	1,442,803	869,083

Other (expense) income:
Investment income	46,782	52,872
Unrealized loss on marketable securities	(135,150)	---
Loss from trade-in of equipment	(12,837)	---
Total other (expense) income	(101,205)	52,872
Income before provision for income taxes	1,341,598	921,955

Provision for income taxes	281,736	287,520

Net income	$1,059,862	$634,435

Earnings per common share (basic and diluted)	$0.23	$0.14

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2018	2017

Net income	$1,059,862	$634,435

Other comprehensive income:

Unrealized gain on marketable securities	---	131,671

Income tax expense related to other comprehensive income	---	(44,768)

Total other comprehensive income, net of tax	---	86,903

Total comprehensive income	$1,059,862	$721,338

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	MARCH 31,	DECEMBER 31,
	2018	2017
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,071,148	$724,721
Marketable securities	8,883,671	7,721,568
Accounts receivable, net of allowance for doubtful accounts of $21,220 at March 31, 2018 and December 31, 2017	1,811,787	1,905,415
Inventories (net)	1,429,170	1,340,523
Prepaid expenses and other current assets	224,224	157,964
Prepaid income taxes	331	331
Total current assets	13,420,331	11,850,522

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,365,861	4,363,978
Building and improvements	2,793,402	2,793,402
Total property, plant and equipment	7,228,263	7,226,380
Less: accumulated depreciation	6,317,159	6,283,493
Total property, plant and equipment (net)	911,104	942,887

Other assets (net)	40,765	59,471

TOTAL ASSETS	$14,372,200	$12,852,880

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS
(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2018	2017
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$284,699	$354,285
Accrued expenses	1,128,636	881,327
Income taxes payable	365,965	55,848
Dividends payable	130,923	130,923
Total current liabilities	1,910,223	1,422,383

Deferred income taxes (net)	5,473	33,855

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	459,432	459,432
Accumulated other comprehensive income	---	466,025
Retained earnings	11,997,072	10,471,185
Total stockholders’ equity	12,456,504	11,396,642

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$14,372,200	$12,852,880

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2018	2017
Cash flows from operating activities:
Net income	$1,059,862		$634,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,152		49,849
Unrealized loss on marketable securities	135,150		---
Realized loss from trade-in of equipment	12,837		---
Increase (decrease) in cash resulting from changes in operating assets and liabilities:
Accounts receivable	93,628		(274,694)
Inventories	(88,647)		(7,433)
Prepaid expenses and other current and non-current assets	(51,260)		(60,649)
Prepaid income taxes	---		82,732
Deferred Income Taxes	(28,381)		---
Accounts payable	(69,586)		41,310
Income taxes payable	310,117		204,788
Accrued expenses	247,309		204,808

Net cash provided by operating activities	1,670,181		875,146

Cash flows from investing activities:
Acquisition of property, plant and equipment	(26,500)		(1,605)
Purchase of marketable securities	(1,297,254)		(52,825)

Net cash used in investing activities	(1,323,754)		(54,430)

Net increase in cash and cash equivalents	346,427		820,716
Cash and cash equivalents at beginning of period	724,721		424,301
Cash and cash equivalents at end of period	$1,071,148		$1,245,017

Non-cash investing activities:
Cost of equipment traded in (net)	$39,837	$	---

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

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the current period are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2018. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

3.	Use of Estimates

In preparing financial statements in accordance with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, possible impairment of marketable securities, and the allocation of overhead.

4.	Revenue Recognition

Effective January 1, 2018 the Company adopted ASC Topic 606 “Revenue from Contracts with Customers” using the modified retrospective method. Under the new guidance revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Our principal source of revenue is product sales.

The Company recognizes revenue from sales of it’s personal care, medical, and industrial products when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. Sales of pharmaceutical products are final and revenue is recognized at the time of shipment. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on prior year historical returns of their pharmaceutical products.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms, which vary depending on the customer, range between 30 and 60 days. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if and when collection becomes doubtful. As of March 31, 2018 and December 31, 2017 allowances on receivables were $21,220. Prompt pay discounts are offered to some customers; however, due the uncertainty of the customers actually taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain customers in connection with the sales to them of the Company’s products that entitle them to distribution-related fees. The Company estimates and records distribution fees due to these customers in sales returns and allowances.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2018	2017

Personal Care	$2,123,114	$1,484,932
Medical	540,470	536,338
Pharmaceutical	974,120	821,176
Industrial and other	29,243	30,276
Gross Sales	3,666,947	2,872,722
Less: Allowances and returns	(147,435)	(86,334)
Net Sales	$3,519,512	$2,786,388

The Company’s personal care products are marketed worldwide by six marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 17% of the Company’s products are sold to end users located outside of the United States, either directly by the Company or by the Company’s other five marketing partners.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2018	2017

United States*	$3,056,809	$2,253,678
Other countries	610,138	619,044
Gross Sales	$3,666,947	$2,872,722

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, in the first quarter of 2018 approximately 69% of ASI’s sales were to customers in foreign countries. In addition, there are three customers for the Company’s medical products that take delivery of their purchases in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are considered domestic sales. In the first quarter of 2018 approximately 7% of the Company’s medical product sales were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

5.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds and government securities, which are reported at their fair values. Effective January 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This amendment requires companies to measure equity investments at fair value with the changes in fair value recognized in net income.

In accordance with the implementation of the standard, the Company recognized a cumulative-effect adjustment, related to unrealized gains on marketable equity securities, to reduce accumulated other comprehensive income and increase retained earnings on January 1, 2018 by $466,025.

In conformity with ASC 205-10 “Presentation of Financial Statements”, as it relates to the comparability of financial statements, because ASU 2016-01 was not implemented retroactively, in order for the amounts presented in the 2018 financial statements to be comparable to the same period in 2017, the following table illustrates the impact the implementation of the standard would have had on the period ended March 31, 2017:

Statement of Income	Three Months Ended March 31, 2017
	As Reported		Adjustments	Balance With ASU 2016-01 Adoption
Unrealized Gain on marketable securities	$	---	$131,671	$131,671
Income before provision for income taxes		921,955	131,671	1,053,626
Provision for income taxes		287,520	44,768	332,288
Net income		634,435	86,903	721,338
Earnings per common share (basic and diluted)		$0.14	$0.02	$0.16

In addition, the disaggregated net gains and losses on the marketable securities recognized in the income statement for the three months ended March 31, 2018 are as follows:

Net losses recognized during the period on marketable securities	$135,150
Less: Net gains (losses) recognized during the period on marketable securities sold during the period	---
Unrealized losses recognized during the reporting period on marketable securities still held at the reporting date	$135,150

The following tables summarize the Company’s investments:

March 31, 2018 (Unaudited)	Cost	Fair Value	Unrealized (loss)/gain
Fixed income mutual funds	$7,293,154	$7,290,987	$(2,167)
Equity and other mutual funds	1,135,762	1,592,684	456,922
Total marketable securities	$8,428,916	$8,883,671	$454,755

December 31, 2017 (Audited)
Fixed income mutual funds	$6,003,131	$6,113,099	$109,968
Equity and other mutual funds	1,128,532	1,608,469	479,937
Total marketable securities	$7,131,663	$7,721,568	$589,905

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

6.	Inventories

	March 31,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$538,352	$363,739
Work in process	74,914	39,004
Finished products	815,904	937,780
Total Inventories	$1,429,170	$1,340,523

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2018 and December 31, 2017 are stated net of a reserve of $20,000, for each period, for slow moving and obsolete inventory. At March 31, 2018 and December 31, 2017 the Company had an allowance of $127,265 and $127,768, respectively, for possible outdated material returns.

7.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of March 31, 2018 and December 31, 2017, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 31 comprises the following:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Provision for Federal Income Taxes - Current	$310,117	$287,520
Provision for Federal Income Taxes – Deferred	(28,381)	---
Total Provision for income taxes	$281,736	$287,520

8.	Accumulated Other Comprehensive Income

Effective January 1, 2018, in accordance with the adoption of ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”, the Company has reclassified all cumulative unrealized gains on marketable securities to retained earnings and all changes in fair value of marketable securities for the period ended March 31, 2018 will be recognized in net income. Changes in accumulated other comprehensive income for the three months ended March 31, 2018 and the year ended December 31, 2017 are as follows:

Changes in Accumulated Other Comprehensive Income	Three months ended March 31,2018	Year ended December 31, 2017
	(unaudited)	(audited)
Beginning balance	$466,025	$175,634
Reclassification of accumulated other comprehensive income to retained earnings in accordance with ASU 2016-01. (See Note 11)	(466,025)	---
Unrealized gain on marketable securities before reclassifications - net of tax	---	222,499
Reclassification of tax effect on unrealized gain on marketable securities due to federal tax rate change	---	34,595
Realized gain on sale of marketable securities	---	33,297
Ending balance - net of tax	$ ---	$466,025

9.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, the Company has been accruing $175,000 per year toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. The Company accrued $43,750 in contributions to the DC Plan for each of the three-month periods ended March 31, 2018 and March 31, 2017. For the first quarters of 2018 and 2017 the Company did not make any discretionary contributions to the DC Plan.

10.	Other Information

Accrued Expenses

	March 31, 2018	December 31, 2017
	(unaudited)	(audited)
Bonuses	$300,000	$200,000
Distribution fees	269,981	254,863
Payroll and related expenses	177,595	152,903
Reserve for outdated material	127,265	127,768
Audit fee	60,368	43,268
Company 401(k) contribution	43,750	---
Insurance	73,745	---
Annual report expenses	35,322	62,510
Sales rebates	16,000	12,000
Other	24,610	28,015
Total Accrued Expenses	$1,128,636	$881,327

11.	Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue to recognize revenue at the time its products are shipped, and therefore, adoption of this standard did not have a material impact on the financial statements.

Effective January 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This amendment requires companies to measure equity investments at fair value with the changes in fair value recognized in net income. In accordance with the implementation of the standard, the Company made a cumulative-effect adjustment to increase retained earnings and decrease accumulated other comprehensive income as of January 1, 2018 in the amount of $466,025 to reflect the cumulative unrealized gains recorded as of that date.

In February 2018, the FASB issued ASU 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income due to the reduction in the corporate income tax rate resulting from the 2017 Tax Cuts and Jobs Act. This amendment is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is allowed. The Company adopted this amendment in the fourth quarter of 2017. As a result, a reclassification of $34,595 was made to retained earnings at December 31, 2017 to reflect the effect of the reduction in the federal corporate tax rate as it relates to the unrealized gains on marketable securities that are recorded in other comprehensive income.

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

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2018, approximately $883,000 exceeded the FDIC limit.

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

For the three months ended March 31, 2018 one of the Company’s distributors and one of its marketing partners together accounted for 57% of the Company’s net sales, and 57% of its outstanding accounts receivable at March 31, 2018. During the three-month period ended March 31, 2017, the same distributor and marketing partner together were responsible for a total of approximately 48% of the Company’s net sales. They also accounted for 44% of the Company’s outstanding accounts receivable at March 31, 2017.

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

Per share basic and diluted earnings amounted to $0.23 and $0.14 for the three months ended March 31, 2018 and 2017, respectively.

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

The Company’s personal care products are marketed worldwide by six marketing partners, the largest of which is U.S.-based ASI. The Company also sells two pharmaceutical products for urological uses. Those products are sold primarily in the United States through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the United States Department of Veterans Affairs.

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

Critical Accounting Policies

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2017, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2017, and a comparison of the results of operations for the three months ended March 31, 2018 and March 31, 2017. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. All references in this quarterly report to “sales” or “Sales” shall mean Gross Sales.

The Company recognizes revenue from sales of it’s personal care, medical, and industrial products when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. The Company assumes responsibility for the shipment arriving at its intended destination. Sales of pharmaceutical products are final and revenue is recognized at the time of shipment. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on gross sales of their pharmaceutical products.

RESULTS OF OPERATIONS

Gross Sales

Gross sales for the first quarter of 2018 increased by $794,225 (approximately 28%) as compared with the first quarter of 2017. The increase in sales for the three-month period ended March 31, 2018 was primarily attributable to an increase in sales of the Company’s personal care products, as well as increased sales of the Company’s pharmaceutical products. Sales of the Company’s medical and industrial products did not materially change compared with the first quarter of 2017. The changes in the sales of the products in the Company’s different products lines were as follows:

(a)	Personal care products: Sales of the Company’s personal care products increased by $638,181 (approximately 43%) when compared with the same period in 2017. The increase was primarily attributable to an increase in purchases by ASI of the Company’s personal care ingredients, in particular the LUBRAJEL products, including increases in purchases by ASI for sale in China.

Sales of the Company’s personal care products to the Company’s other five marketing partners increased by $75,775 (approximately 20%). Sales to the Company’s marketing partners in the UK, Korea, France and Italy increased in aggregate by approximately 21%, while sales to the Company’s marketing partner in Switzerland decreased by approximately 1%. The sales fluctuations to these five other marketing partners are primarily the result of the timing of customer orders, but sales of the Company’s products in Western Europe and Asia continue to be negatively impacted by increased competition from companies selling imitations of the Company’s products at lower prices, particularly Asian companies that are manufacturing competitive products to the Company’s LUBRAJEL product line. This has resulted in a loss of some customers to these competitive products. From time to time it has been necessary for the Company to adjust its prices, as needed, in order to retain or attract certain customers for some of its products, and over the past year the Company has become more aggressive in competing with some of the lower-priced products. Although there has been some impact on the Company’s profit margins on those sales, to date this impact has not been significant. The Company intends to continue to aggressively compete with these products in order to remain competitive.

(b)	Pharmaceuticals: Pharmaceutical sales increased by $152,945 (approximately 19%) in the first quarter of 2018 compared with the same period in 2017. This increase was due primarily to an increase of $156,060 (approximately 23%) in RENACIDIN sales.

(c)	Medical (non-pharmaceutical) products: Sales of medical products increased by $4,132 (less than 1%) for the first quarter of 2018 when compared with the same period in 2017.

(d)	Industrial and other products: Sales of specialty industrial products, as well as other miscellaneous products, decreased by $1,033 (approximately 3%) for the first quarter of 2018 compared with the same period in 2017.

In addition to the above changes in sales, sales allowances and returns increased by $61,101 (approximately 71%) for the first quarter of 2018 when compared with the same period in 2017. This increase was primarily due to increases in distribution fees charged by product distributors and rebates for products purchased through certain distributors.

Cost of Sales

Cost of sales as a percentage of net sales decreased to approximately 41% for the first quarter of 2018, down from approximately 45% for the first quarter in 2017. The decrease was primarily the result of the increase in sales of the Company’s LUBRAJEL line of products, which carry a higher profit margin than some of the Company’s other products, as well as a decrease in overhead expenses related to plant repairs and maintenance, payroll, and payroll-related expenses.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, increased by $60,634 (approximately 13%) for the first quarter of 2018 compared with the first quarter of 2017. The increase was mainly due to increases in plant repairs and maintenance, payroll, and payroll-related expenses.

Research and Development Expenses

Research and development expenses decreased by $88,065 (approximately 46%) for the first quarter of 2018 compared with the first quarter of 2017. The decrease was due to decreases in payroll and payroll-related expenses.

Other Income

Other income decreased by $154,077 (approximately 291%) for the first quarter of 2018 compared with the first quarter of 2017. This is due to the Company recognizing a realized loss of $12,837 from the trade-in of equipment, as well as an unrealized loss on marketable securities recognized in the first quarter of 2018 in accordance with the adoption of ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities”. In accordance with this standard, changes in fair market value of equity investments should be recognized in net income. In the first quarter of 2017, these changes in fair value were recognized in accumulated other comprehensive income.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2018 and 31% for the first quarter of 2017. The Company’s tax rate is expected to remain at 21% for the current fiscal year

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $ 1,081,969 to $11,510,108 at March 31, 2018, up from $10,428,139 at December 31, 2017. The increase in working capital is primarily due to increases in cash and marketable securities. The current ratio decreased to 7 to 1 at March 31, 2018, down from 8.3 to 1 at December 31, 2017. The decrease in the current ratio was primarily due to an increase in accrued expenses and income taxes payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any material capital expenditures for the remainder of 2018.

The Company generated cash from operations of $1,670,181 and $875,146 for the three months ended March 31, 2018 and March 31, 2017, respectively. The increase was primarily due to the increase in net income.

Cash used in investing activities for the three-month period ended March 31, 2018 was $1,323,754 while cash used in investing activities for the three-month period ended March 31, 2017 was $54,430. The increase was primarily due to an increase in the amount of marketable securities purchased in the first quarter of 2018 compared with the first quarter of 2017.

There was no cash used in financing activities for the first quarters of 2018 and 2017.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

	31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Robert S. Rubinger, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ROBERT S. RUBINGER
Robert S. Rubinger
Date: May 9, 2018		Chief Financial Officer