Form 10-Q
period 2018-06-30
UNITED GUARDIAN INC
filed 2018-08-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,594,319 shares of common stock, par value $.10 per share

(as of August 1, 2018)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2018	2017	2018	2017

Sales:
Gross sales	$4,141,399	$3,891,656	$7,808,346	$6,764,379
Sales allowances and returns	(182,181)	(116,905)	(329,616)	(203,240)
Net Sales	3,959,218	3,774,751	7,478,730	6,561,139

Costs and expenses:
Cost of sales	1,610,173	1,667,113	3,061,104	2,931,209
Operating expenses	534,420	418,605	1,058,534	882,085
Research and development	91,285	158,275	192,949	348,004
Total costs and expenses	2,235,878	2,243,993	4,312,587	4,161,298
Income from operations	1,723,340	1,530,758	3,166,143	2,399,841

Other income (expense):
Investment income	57,777	68,690	104,559	121,562
Unrealized gain (loss) on marketable securities	95,020	---	(40,130)	---
Realized (loss) gain on marketable securities	(113,276)	4,106	(113,276)	4,106
Loss on trade-in of equipment	---	---	(12,837)	---
Total other income (expense)	39,521	72,796	(61,684)	125,668
Income before provision for income taxes	1,762,861	1,603,554	3,104,459	2,525,509
Provision for income taxes	370,199	499,405	651,935	786,925
Net Income	$1,392,662	$1,104,149	$2,452,524	$1,738,584

Earnings per common share (basic and diluted)	$0.30	$0.24	$0.53	$0.38

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Net income	$1,392,662	$1,104,149	$2,452,524	$1,738,584

Other comprehensive income
Unrealized gain on marketable securities	---	96,459	---	228,130
Income tax expense related to other comprehensive income	---	(32,797)	---	(77,565)
Total other comprehensive income, net of tax	---	63,662	---	150,565
Total Comprehensive Income	$1,392,662	$1,167,811	$2,452,524	$1,889,149

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$3,856,089	$724,721
Marketable securities	4,821,299	7,721,568
Accounts receivable, net of allowance for doubtful accounts of $21,220 at June 30, 2018 and December 31, 2017	2,151,949	1,905,415
Inventories (net)	1,500,369	1,340,523
Prepaid expenses and other current assets	197,659	157,964
Prepaid income taxes	331	331
Total current assets	12,527,696	11,850,522

Net property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,379,913	4,363,978
Building and improvements	2,793,402	2,793,402
Total property, plant and equipment	7,242,315	7,226,380
Less: Accumulated depreciation	6,360,256	6,283,493
Total property, plant and equipment, net	882,059	942,887

Other assets (net)	37,059	59,471
TOTAL ASSETS	$13,446,814	$12,852,880

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC. BALANCE SHEETS (continued) LIABILITIES AND STOCKHOLDERS’ EQUITY
	JUNE 30, 2018	DECEMBER 31, 2017
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$473,337	$354,285
Accrued expenses	1,268,044	881,327
Income taxes payable	14,999	55,848
Dividends payable	136,789	130,923
Total current liabilities	1,893,169	1,422,383

Deferred income taxes(net)	1,640	33,855

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, 10,000,000 shares authorized;4,594,319 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	459,432	459,432
Accumulated other comprehensive income	---	466,025
Retained earnings	11,092,573	10,471,185
Total stockholders’ equity	11,552,005	11,396,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,446,814	$12,852,880

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED June 30,
Cash flows from operating activities:	2018	2017
Net income	$2,452,524	$1,738,584
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,956	99,697
Unrealized loss on marketable securities	40,130	---
Realized loss (gain) on sale of marketable securities	113,276	(4,106)
Realized loss from trade-in of equipment	12,837	---
(Decrease) increase in cash resulting from changes in operating assets and liabilities:
Accounts receivable	(246,534)	(589,783)
Inventories	(159,846)	489,866
Prepaid expenses and other current assets	(39,695)	(61,816)
Prepaid income taxes	---	82,732
Other non-current assets	15,000	---
Deferred income taxes	(32,215)	---
Accounts payable	119,052	2,649
Accrued expenses	386,717	167,136
Income taxes payable	(40,849)	104,193
Net cash provided by operating activities	2,716,353	2,029,152

Cash flows from investing activities:
Acquisition of property, plant and equipment	(40,552)	(1,605)
Proceeds from sale of marketable securities	4,097,370	321,114
Purchase of marketable securities	(1,350,509)	(142,820)
Net cash provided by investing activities	2,706,309	176,689

Cash flows from financing activities:
Dividends paid	(2,291,294)	(1,925,066)
Net cash used in financing activities	(2,291,294)	(1,925,066)

Net increase in cash and cash equivalents	3,131,368	280,775
Cash and cash equivalents at beginning of period	724,721	424,301
Cash and cash equivalents at end of period	$3,856,089	$705,076
Non-cash investing activities: cost of equipment traded in (net)	39,837	---
Supplemental disclosure of cash flow information
Taxes paid	$725,000	$600,000
Supplemental disclosure of non-cash dividends payable	$5,866	$4,952

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

Interim condensed financial statements of the Company are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three- and six-month periods ended June 30, 2018 (also referred to as the "second quarter of 2018" and the "first half of 2018", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2018. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

3.	Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, possible impairment of marketable securities, and the allocation of overhead.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables, and provides allowances for any receivables for which collection has become doubtful. As of June 30, 2018 and December 31, 2017 the allowance for doubtful accounts receivable amounted to $21,220. Prompt-pay discounts are offered to some customers; however, due the uncertainty of the customers actually taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain customers in connection with the sales of our products that entitle them to distribution-related fees. The Company estimates and records distribution fees due to these customers in sales returns and allowances.

Disaggregated net sales by product class is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Personal Care	$2,326,733	$2,300,832	$4,449,845	$3,785,765
Pharmaceutical	1,144,954	956,614	2,119,075	1,777,790
Medical	626,353	596,755	1,166,822	1,133,092
Industrial and other	43,359	37,455	72,604	67,732
Gross Sales	4,141,399	3,891,656	7,808,346	6,764,379
Less: Allowances and returns	(182,181)	(116,905)	(329,616)	(203,240)
Net Sales	$3,959,218	$3,774,751	$7,478,730	$6,561,139

The Company’s personal care products are marketed worldwide by six marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 16% of the Company’s products are sold to end users located outside of the United States (“U.S.”), either directly by the Company or by the Company’s other five marketing partners.

Disaggregated gross sales by geographic region is as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

United States*	$3,473,306	$3,199,123	$6,530,115	$5,452,802
Other countries	668,093	692,533	1,278,231	1,311,577
Gross Sales	$4,141,399	$3,891,656	$7,808,346	$6,764,379

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered United States (domestic) sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, in the second quarter of 2018 approximately 77% of ASI’s sales were to customers in foreign countries, with a significant amount going to China. In addition, there are four customers for the Company’s medical products that take delivery of their purchases in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are also considered domestic sales. In the second quarter of 2018 approximately 52% of the Company’s medical product sales were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

Beginning July 6, 2018, the United States imposed a 25% tariff on $34 billion worth of certain goods shipped into the U.S. from China. In response, China imposed comparable tariffs on certain U.S. goods imported into China from the U.S. As of the date of this quarterly report there is a proposal under review in a public notice and comment process to tariff an additional $16 billion worth of additional goods shipped into the U.S from China. If those tariffs are approved, China has stated that it will levy tariffs on a second list of additional goods imported into China from the U.S. As of the date of this report the amount to be levied on these additional products, both by the U.S. and China, has not yet been finalized, but it could be as high as 25%. Many of the Company’s products that are exported from the U.S. to China by ASI may be subject to this tariff if it is imposed. The Company is working closely with ASI to prepare for this possibility, and is discussing how the additional costs resulting from the imposition of the tariff will be allocated between the Company and ASI. Since the market for the Company’s products in China is very price sensitive, it is unlikely that the Company will be able to recoup any of the tariff costs from its customers in China, in which case the Company believes that the volume of its products that ASI purchases from the Company for sale into China may not be negatively impacted. However, the Company’s absorption of at least some of the tariff could have a significant negative impact on its gross margins on those sales, which will negatively impact its future net income until the tariffs are removed. Since the items on this second retaliatory list, the amount of the tariff, and the implementation date have not yet been approved or finalized, the Company has recorded an accrual of $53,000 to cover the potential tariffs that may be imposed on goods that are currently in transit to China and which are the most likely to be tariffed upon their arrival in China if the tariffs are implemented sometime in the month of August. The Company has based its accrual on the 25% tariff that was imposed on July 6, 2018, which the Company believes is the most likely tariff amount as of the date of this report. The Company will continue to monitor the status of the tariff situation and will, when appropriate, accrue for future tariffs as the situation requires.

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

In conformity with ASC 205-10 “Presentation of Financial Statements”, as it relates to the comparability of financial statements, because ASU 2016-01 was not implemented retroactively, in order for the amounts presented in the 2018 financial statements to be comparable to the same period in 2017, the following table illustrates the impact the implementation of the standard would have had on the three- and six-month periods ended June 30, 2017:

Statements of Income

Three Months Ended
June 30, 2017

	As Reported		Adjustments	Balance With ASU 2016-01 Adoption
Unrealized gain on marketable securities	$	---	$96,459	$96,459
Income before provision for income taxes		1,603,554	96,459	1,700,013
Provision for income taxes		499,405	32,797	532,202
Net income		1,104,149	63,662	1,167,811
Earnings per common share (basic and diluted)		$0.24	$0.01	$0.25

Six Months Ended

June 30, 2017

	As Reported		Adjustments	Balance With ASU 2016-01 Adoption
Unrealized gain on marketable securities	$	---	$228,130	$228,130
Income before provision for income taxes		2,525,509	228,130	2,753,639
Provision for income taxes		786,925	77,565	864,490
Net income		1,738,584	150,565	1,889,149
Earnings per common share (basic and diluted)		$0.38	$0.03	$0.41

In addition, the disaggregated net gains and losses on the marketable securities recognized in the income statements for the three- and six-month periods ended June 30, 2018 are as follows:

	Three months ended June 30	Six months ended June 30
Net losses recognized during the period on marketable securities	$(18,256)	$(153,406)
Less: Net losses recognized during the period on marketable securities sold during the period	(113,276)	(113,276)
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	$95,020	$(40,130)

The following tables summarize the Company’s investments:

June 30, 2018 (Unaudited)

	Cost	Fair value	Unrealized gain
Fixed income mutual funds	$2,987,577	$3,033,592	$46,015
Equity and other mutual funds	1,283,947	1,787,707	503,760
Total marketable securities	$4,271,524	$4,821,299	$549,775

December 31, 2017 (Audited)

Fixed income mutual funds	$6,003,131	$6,113,099	$109,968
Equity and other mutual funds	1,128,532	1,608,469	479,937
Total marketable securities	$7,131,663	$7,721,568	$589,905

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $4,097,370 for the first half of 2018, which included realized losses of $113,276. Proceeds from the sale and redemption of marketable securities amounted to $321,114 for the first half of 2017, which included realized gains of $4,106.

6.	Inventories

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$404,394	$363,739
Work in process	80,063	39,004
Finished products	1,015,912	937,780
Total Inventories	$1,500,369	$1,340,523

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out ("FIFO") method. Finished product inventories at June 30, 2018 and December 31, 2017 are stated net of a reserve of $20,000 for slow-moving or obsolete inventory. At June 30, 2018 and December 31, 2017, the Company had an allowance of $124,550 and $127,768, respectively, for possible outdated material returns, which is included in accrued expenses.

7.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of June 30, 2018 and December 31, 2017, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and six months ended June 30 comprises the following:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Provision for Federal Income Taxes - Current	$374,032	$499,405	$684,151	$786,925
Provision for Federal Income Taxes - Deferred	(3,833)	---	(32,216)	---
Total Provision for income taxes	$370,199	$499,405	$651,935	$786,925

8.	Comprehensive Income

Accumulated other comprehensive income comprises unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	Six months ended June 30, 2018	Year ended December 31,2017
	(Unaudited)	(Audited)
Beginning balance	$466,025	$175,634
Reclassification of accumulated other comprehensive income to retained earnings in accordance with ASU-2016-01 (See Note 1)	(466,025)	---
Unrealized gain on marketable securities before reclassifications - net of tax	---	222,499
Reclassification of tax effect on unrealized gain on marketable securities due to federal tax rate change	---	34,595
Realized gain (loss) on sale of securities reclassified from accumulated other comprehensive income – net of tax	---	33,297
Ending balance - net of tax	$ ---	$466,025

9.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment. In addition, prior to the second quarter of 2018, the Company had been accruing $175,000 per year ($43,750 per quarter) toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. During the second quarter of 2018, the Company adjusted the annual discretionary contribution to $150,000 per year.

For the three-month periods ended June 30, 2018 and 2017, the Company accrued for discretionary contributions in the amount of $ 35,417 and $43,750, respectively. For the six-month periods ended June 30, 2018 and 2017, the Company had accrued for discretionary contributions in the amount of $79,167 and $87,500, respectively, to the DC Plan. In the first half of 2018 and 2017, the Company did not make any discretionary contribution payments to the DC Plan.

10.	Related-Party Transactions

During the first half of 2017, the Company made payments of $8,000 for accounting and tax services to the accounting firm of Bonamassa, Maietta and Cartelli, LLP (“Bonamassa”). The Company made no payments to Bonamassa during the first half of 2018. Lawrence Maietta, a director of the Company, is also a partner in Bonamassa.

11.	Other Information

Accrued Expenses

	June 30, 2018	December 31, 2017
	(Unaudited)	(Audited)
Bonuses	$393,392	$200,000
Distribution fees	294,613	254,863
Payroll and related expenses	161,829	152,903
Reserve for outdated material	124,550	127,768
Company 401 (K) contribution	79,167	---
Tariffs and duty	53,000	---
Audit fee	29,468	43,268
Insurance	49,157	---
Annual report expenses	39,228	62,510
Sales rebates	14,000	12,000
Other	29,640	28,015
Total Accrued Expenses	$1,268,044	$881,327

12.	Recent Accounting Pronouncements

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income due to the reduction in the corporate income tax rate resulting from the 2017 Tax Cuts and Jobs Act. This amendment is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is allowed. The Company adopted this amendment in the fourth quarter of 2017. As a result, a reclassification of $34,595 was made to retained earnings at December 31, 2017 to reflect the effect of the reduction in the federal corporate tax rate as it relates to the unrealized gains on marketable securities that are recorded in other comprehensive income.

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

13.	Concentrations of Credit Risk

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2018, approximately $3,670,000 exceeded the FDIC limit.

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

One of the Company’s pharmaceutical distributors and one of its personal care products marketing partners together accounted for approximately 58% of the Company’s net sales and 64% of its outstanding accounts receivable at June 30, 2018. The same distributor and marketing partner together accounted for approximately 55% of the Company’s net sales and 59% of its outstanding accounts receivable at June 30, 2017. The year-to-year increases for these customers were due to larger increases in their purchases relative to the purchases of other customers.

14.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $0.30 and $0.24 for the three months ended June 30, 2018 and 2017, respectively, and $0.53 and $0.38 for the six months ended June 30, 2018 and 2017, respectively.

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

Critical Accounting Policies

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2017, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2017, and a comparison of the results of operations for the second quarter of 2018 and 2017, and the first half of 2018 and 2017. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. All references in this quarterly report to “sales” or “Sales” shall mean Gross Sales.

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

RESULTS OF OPERATIONS

Gross Sales

Gross Sales for the second quarter of 2018 increased by $249,743 (approximately 6%) when compared with the same period in 2017. Sales for the first half of 2018 increased by $1,043,967 (approximately 15%) as compared with the corresponding period in 2017. The increases in sales for both the second quarter of 2018 and the first half of 2018 were attributable to changes in sales of the following product lines:

(a)	Personal care products: For the second quarter of 2018 the Company’s sales of personal care products increased by $25,901 (approximately 1%) when compared with the second quarter of 2017, and for the first half of 2018 the Company’s sales of personal care products increased by $664,080 (approximately 18%) when compared with the same period in 2017. The increase in quarterly sales was due primarily to increases in sales to the Company’s marketing partners in the United Kingdom and Korea. The sales increase for the first six months of the year was due primarily to an increase of $558,066 (approximately 19%) in shipments of the Company's extensive line of personal care products to ASI. Sales to ASI decreased slightly (by $17,302, less than 1%) for the second quarter of 2018 compared with the second quarter of 2017, which was due primarily to the second quarter of 2017 having been an unusually strong quarter for sales to ASI.

Sales of the Company’s personal care products to the Company’s five other marketing partners for the second quarter of 2018 increased by $39,016 (approximately 10%) compared with the second quarter of 2017, and increased by $120,671 (approximately 16%) for the first half of 2018 compared with the same period in 2017. For the second quarter of 2018, increases in sales to the Company’s distributors in the United Kingdom, Korea, and Switzerland were partially offset by decreases in sales in France and Italy. The largest quarterly increase was attributable to the Company’s marketing partner in Korea, whose sales increased by $27,509 (approximately 52%), followed by the United Kingdom, which increased by $25,458 (approximately 27%). The decreases for the quarter were attributable to a decrease of $8,388 (approximately 26%) in sales to our marketing partner in Italy, and a decrease of $5,821 (approximately 3%) in sales to the Company’s marketing partner in France.

For the first half of 2018, increases in sales to the Company’s marketing partners in the United Kingdom, Korea, France and Italy were partially offset by a slight decrease in sales in Switzerland. The largest increase for the six-month period for the Company’s marketing partners other than ASI was attributable to the Company’s marketing partner in the United Kingdom, whose sales increased by $82,825 (approximately 47%), followed by Korea ($34,018, or approximately 16%), France ($3,665, or approximately 1%), and Italy ($3,121, or approximately 6%) compared with the same period in 2017. The sales decrease in the first half of 2018 was attributable to Switzerland, where sales decreased by $2,958 (approximately 43%), compared with the same period in 2017.

The sales fluctuations to the Company’s five other marketing partners (other than ASI) are primarily the result of the timing of customer orders, but sales of the Company’s products in Western Europe and Asia continue to be negatively impacted by increased competition from companies selling imitations of the Company’s products at lower prices, particularly Asian companies that are manufacturing competitive products to the Company’s LUBRAJEL product line. This has resulted in a loss of some customers to these competitive products. From time to time it has been necessary for the Company to adjust its prices, as needed, in order to retain or attract certain customers for some of its products, and over the past year the Company has become more aggressive in competing with some of the lower-priced products. Although there has been some impact on the Company’s profit margins on those sales, to date this impact has not been significant. The Company intends to continue to aggressively compete with these products in order to remain competitive.

(b)	Pharmaceuticals: Pharmaceutical sales increased by $188,340 (approximately 20%) in the second quarter of 2018 compared with the same period in 2017, and by $341,285 (approximately 19%) for the first six months of 2018 compared with the same period in 2017. These increases were due primarily to a $175,035 (approximately 21%) increase in sales of RENACIDIN in the second quarter of 2018, and an increase of $331,095 (approximately 22%) in RENACIDIN sales for the first half of 2018 compared with the same period in 2017. This increase was the result a gradual increase in sales of the Company’s new 30mL single-dose form of RENACIDIN, which was introduced to the market in April 2016, at which time the Company’s older 500mL bottle was discontinued.

(c)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products increased by $29,598 (approximately 5%) in the second quarter of 2018 compared with the same period in 2017 and by $33,730 (approximately 3%) for the first six months of 2018 compared with the same periods in 2017. The increases in medical product sales were primarily attributable to the ordering patterns of the Company’s customers for these products.

(d)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $5,904 (approximately 16%) and by $4,872 (approximately 7%) for the three and six months, respectively, ended June 30, 2018, when compared with the corresponding periods ended June 30, 2017. These changes are attributable to customer ordering patterns.

In addition to the above changes in sales, sales allowances and returns for both the three- and six-month periods ended June 30, 2018 increased by $65,276 and $126,376, respectively, when compared with the corresponding periods in 2017. The increases for both periods were due primarily to increases in distribution fees charged by product distributors, allowances for outdated material returns and rebates for products purchased for use by the VA, Medicare and Medicaid.

Cost of Sales

For the second quarter of 2018, cost of sales as a percentage of net sales decreased to 40.7%, from 44.1% in the second quarter of 2017. For the first six months of 2018 cost of sales as a percentage of sales decreased to 40.9% from 44.7% for the comparable period in 2017. The decreases were the result of an increase in sales of higher-margin personal care products in both the second quarter and first six months of 2018 compared with the comparable periods in 2017, as well as a decrease in overhead expenses related to plant repairs and maintenance, and payroll and payroll-related expenses.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $115,815 (approximately 28%) for the second quarter of 2018 compared with the comparable quarter in 2017, and increased by $176,449 (approximately 20%) for the first half of 2018 compared with the first half of 2017. The increases in operating expenses were primarily attributable to increases in plant repairs and maintenance, as well as payroll and payroll related expenses. Operating expenses are expected to remain relatively consistent for the remainder of the year.

Research and Development Expenses

Research and development expenses decreased by $66,990 (approximately 42%) for the second quarter of 2018 compared with the second quarter of 2017, and by $155,055 (approximately 45%) for the first half of 2018 compared with the same period in 2017. The decreases were primarily due to a decrease in payroll and payroll related expenses.

Other Income

Other income decreased by $33,275 (approximately 46%) for the second quarter of 2018 compared with the comparable quarter of 2017, and decreased by $187,352 (approximately 149%) for the first half of 2018 compared with the first half of 2017. These decreases were mainly due to decreases in dividend income from both stock and bond mutual funds in both periods, combined with realized and unrealized losses. Unrealized losses are recognized in accordance with the adoption of ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires changes in fair market value of equity investments to be recognized in net income. In the prior periods in 2017 these changes in fair value were recognized in accumulated other comprehensive income (see Note 5). The Company adopted this standard in the first quarter of 2018.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first half of 2018 and 31% for the first half of 2017. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10,428,139 at December 31, 2017 to $10,634,527 at June 30, 2018, an increase of $206,388. The current ratio decreased from 8.3 to 1 at December 31, 2017 to 6.6 to 1 at June 30, 2018. The increase in working capital was primarily due to an increase in cash and accounts receivable. The decrease in the current ratio was primarily due to the increase in accounts payable and accrued expenses. The increase in accrued expenses was primarily due to an increase in accruals for bonuses and the Company’s 401K contribution.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2018.

The Company generated cash from operations of $2,716,353 and $2,029,152 for the first half of 2018 and 2017, respectively. The increase from 2017 to 2018 was primarily due to the increase in net income.

Cash provided by investing activities for the first half of 2018 was $2,706,309, and cash provided by investing activities in the first half of 2017 was $176,689. This increase was primarily due to an increase in the proceeds from the sale of marketable securities in the first half of 2018 compared with the comparable period in 2017.

Cash used in financing activities was $2,291,294 and $1,925,066 for the first half of 2018 and 2017, respectively. This increase was due to an increase in dividends paid to $0.50 per share in 2018 from $0.42 per share in 2017.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

NONE

ITEM 1A.	RISK FACTORS.

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.	MINE SAFETY DISCLOSURES.

NONE

ITEM 5.	OTHER INFORMATION.

NONE

ITEM 6.	EXHIBITS.

31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrea J. Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of the Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

 In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

By: /S/ ANDREA J. YOUNG
Date: August 7, 2018	Andrea J. Young
Chief Financial Officer