Form 10-Q
period 2018-09-30
UNITED GUARDIAN INC
filed 2018-11-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒ No ☐

Cover Page 1 of 2

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

4,594,319 shares of common stock, par value $.10 per share

(as of November 1, 2018)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017	2018	2017

Sales:
Gross sales	$3,599,530	$3,304,489	$11,407,876	$10,068,868
Sales allowances and returns	(185,528)	(126,697)	(515,144)	(329,937)
Net Sales	3,414,002	3,177,792	10,892,732	9,738,931

Costs and expenses:
Cost of sales	1,267,076	1,110,806	4,328,180	4,042,015
Operating expenses	519,330	438,257	1,577,864	1,320,342
Research and development	98,301	159,531	291,250	507,535
Total costs and expenses	1,884,707	1,708,594	6,197,294	5,869,892

Income from operations	1,529,295	1,469,198	4,695,438	3,869,039

Other Income (expense):
Investment income	38,048	64,054	142,607	185,616
Unrealized loss on marketable securities	(16,183)	---	(56,313)	---
Realized gain on marketable securities	115,328	50,196	2,052	54,302
Loss on trade-in of equipment	---	---	(12,837)	---
Total other income (expense)	137,193	114,250	75,509	239,918

Income before provision for income taxes	1,666,488	1,583,448	4,770,947	4,108,957

Provision for income taxes	349,964	493,125	1,001,899	1,280,050
Net Income	$1,316,524	$1,090,323	$3,769,048	$2,828,907

Earnings per common share (Basic and Diluted)	$0.29	$0.24	$0.82	$0.62

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three months ended SEPTEMBER 30,		NINE months ended SEPTEMBER 30,
	2018	2017	2018	2017

Net income	$1,316,524	$1,090,323	$3,769,048	$2,828,907

Other comprehensive income:
Unrealized gain on marketable securities	---	56,536	---	284,666
Income tax expense related to other comprehensive income	---	(19,221)	---	(96,786)
Total other comprehensive income, net of tax
	---	37,315	---	187,880
Total comprehensive income	$1,316,524	$1,127,638	$3,769,048	$3,016,787

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$725,420	$724,721
Marketable securities	9,217,284	7,721,568
Accounts receivable, net of allowance for doubtful accounts of $21,220 at September 30, 2018 and December 31, 2017	1,688,173	1,905,415
Inventories (net)	1,465,718	1,340,523
Prepaid expenses and other current assets	141,716	157,964
Prepaid income taxes	5,758	331
Total current assets	13,244,069	11,850,522

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,404,681	4,363,978
Building and improvements	2,794,582	2,793,402
Total property, plant and equipment	7,268,263	7,226,380
Less: Accumulated depreciation	6,404,491	6,283,493
Total property, plant and equipment, net	863,772	942,887

Other assets (net)	33,353	59,471
TOTAL ASSETS	$14,141,194	$12,852,880

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30, 2018	DECEMBER 31, 2017
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$122,974	$354,285
Accrued expenses	990,871	881,327
Income taxes payable	---	55,848
Dividends payable	136,789	130,923
Total current liabilities	1,250,634	1,422,383

Deferred income taxes (net)	22,030	33,855

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized;4,594,319 shares issued and outstanding at September 30, 2018 and December 31, 2017.	459,432	459,432
Accumulated other comprehensive income	---	466,025
Retained earnings	12,409,098	10,471,185
Total stockholders’ equity	12,868,530	11,396,642

TOTAL LIABILITIES ANDSTOCKHOLDERS’ EQUITY	$14,141,194	12,852,880

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2018	2017
Cash flows from operating activities:
Net income	$3,769,048		$2,828,907
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation and amortization	143,896		150,057
Unrealized loss on marketable securities	56,313		---
Realized gain on sale of marketable securities	(2,052)		(54,302)
Loss from trade-in of equipment	12,837		---
Increase (decrease) in operating assets:
Accounts receivable	217,242		(360,656)
Inventories	(125,195)		44,087
Prepaid expenses and other current assets	16,248		(8,546)
Prepaid income taxes	(5,427)		82,732
Other assets	15,000		----
Deferred income taxes	(11,825)		----
(Decrease) increase in operating liabilities:
Accounts payable	(231,311)		265,460
Accrued expenses	109,544		69,291
Income taxes payable	(55,848)		197,318
Net cash provided by operating activities	3,908,470		3,214,348
Cash flows from investing activities:
Acquisition of property, plant and equipment	(66,500)		(20,051)
Proceeds from sale of marketable securities	4,947,370		540,472
Purchases of marketable securities	(6,497,347)		(1,590,525)
Net cash used in investing activities	(1,616,477)		(1,070,104)
Cash flows from financing activities:
Dividends paid	(2,291,294)		(1,925,066)
Net cash used in financing activities	(2,291,294)		(1,925,066)

Net increase in cash and cash equivalents	699		219,178
Cash and cash equivalents at beginning of period	724,721		424,301
Cash and cash equivalents at end of period	$725,420		$643,479

Non-cash investing activities:
Cost of equipment traded in (net)	$39,837	$	---
Supplemental disclosure of cash flow information
Taxes paid	$1,075,000		$1,000,000
Supplemental disclosure of non-cash dividends payable	$5,866		$4,952

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

Interim condensed financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been omitted or condensed pursuant to such regulations. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2018. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2017.

3.	Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, accrued distribution fees, outdated material returns, possible impairment of marketable securities, and the allocation of overhead to inventory.

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

Our gross revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration includes chargebacks from the United States Department of Veterans Affairs (“VA”), rebates, distribution fees, and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment is required when estimating the impact of these revenue deductions on gross sales for a reporting period.

The Company recognizes revenue from sales of its personal care, medical, and industrial products at the time the products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss, control, and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. Sales of pharmaceutical products are final, and revenue is recognized at the time of shipment. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on prior year historical returns of their pharmaceutical products.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of September 30, 2018, and December 31, 2017, the allowance for doubtful accounts receivable amounted to $21,220. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers actually taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain customers in connection with the sales of its products that entitle them to distribution-related fees. The Company estimates and records distribution fees due to these customers in sales returns and allowances.

Disaggregated net sales by product class is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Personal Care	$1,841,937	$1,612,082	6,291,782	$5,397,847
Pharmaceutical	1,185,046	1,106,964	3,304,121	2,884,754
Medical	527,900	542,103	1,694,722	1,675,195
Industrial and other	44,647	43,340	117,251	111,072
Gross Sales	3,599,530	3,304,489	11,407,876	10,068,868
Less: Allowances and returns	(185,528)	(126,697)	(515,144)	(329,937)
Net Sales	$3,414,002	$3,177,792	10,892,732	$9,738,931

The Company’s personal care products are marketed worldwide by six marketing partners, of which United States (“U.S.”)-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Because all ASI’s purchases are shipped to ASI’s warehouses in the U.S., all sales to ASI are considered domestic sales, even though a certain percentage of the products shipped to ASI will be sold by ASI to customers outside the U.S. (see below). In 2018 approximately 17% of the Company’s products were sold to end users located outside the U.S., either directly by the Company or by the Company’s five other marketing partners.

Disaggregated gross sales by geographic region is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

United States*	$2,990,721	$2,590,454	$9,520,836	$8,043,257
Other countries	608,809	714,035	1,887,040	2,025,611
Gross Sales	$3,599,530	$3,304,489	$11,407,876	$10,068,868

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. (domestic) sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, in the third quarter of 2018 approximately 73% of ASI’s sales were to customers in foreign countries, with a significant amount going to China. In addition, there are four customers for the Company’s medical products that take delivery of their purchases in the U.S. but subsequently ship that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are also considered domestic sales. In the third quarter of 2018 approximately 36% of the Company’s medical product sales were delivered to U.S. locations for subsequent shipment by the customers to foreign manufacturing facilities, which then produced finished products to be marketed globally.

On August 8, 2018 the United States government announced that it would impose a tariff on an additional $16 billion worth of certain goods shipped into the U.S. from China. This was in addition to the 25% tariff that went into effect on July 6, 2018 on $34 billion worth of U.S. goods shipped to China. In response, China imposed comparable retaliatory tariffs on certain U.S. goods imported into China. As of the filing of the Company’s second quarter Form 10-Q in mid-August the goods in transit to China were on the second retaliatory list, but the amount of the tariff had not been finalized. As a result, the Company recorded an accrual of $53,000 to cover those potential tariffs. Shortly after the Company filed its second quarter Form 10-Q the goods that were in transit were removed from the second retaliatory list before it went into effect, and while it is still possible that the Company’s products could be added to a future list of products to be tariffed, as of the date of this current Form 10-Q the Company’s products are not on any of the retaliatory lists. Consequently, the Company has reversed the second quarter accrual of $53,000. The Company will continue to monitor the status of the tariff situation and will, when appropriate, accrue for future tariffs as the situation requires.

5.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds and government securities, which are reported at their fair values. Effective January 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This amendment requires companies to measure equity investments at fair value with the changes in fair value recognized in net income.

In accordance with the implementation of the standard, the Company recognized a cumulative-effect adjustment, related to unrealized gains on marketable equity securities, to reduce accumulated other comprehensive income and increase retained earnings on January 1, 2018 by $466,025.

In conformity with ASC 205-10 “Presentation of Financial Statements”, as it relates to the comparability of financial statements, because ASU 2016-01 was not implemented retroactively, in order for the amounts presented in the 2018 financial statements to be comparable to the same period in 2017, the following table illustrates the impact the implementation of the standard would have had on the three- and nine-month periods ended September 30, 2017:

Statements of Income

Three Months Ended

September 30, 2017

	As Reported		Adjustments	Balance With ASU 2016-01 Adoption

Unrealized gain on marketable securities	$	---	$56,536	$56,536
Income before provision for income taxes		1,583,448	56,536	1,639,984
Provision for income taxes		493,125	19,221	512,346
Net income		1,090,323	37,315	1,127,638
Earnings per common share (basic and diluted)		$0.24	$0.01	$0.25

Nine Months Ended

September 30, 2017

	As Reported		Adjustments	Balance With ASU 2016-01 Adoption
Unrealized gain on marketable securities	$	---	$284,666	$284,666
Income before provision for income taxes		4,108,957	284,666	4,393,623
Provision for income taxes		1,280,050	96,786	1,376,836
Net income		2,828,907	187,880	3,016,787
Earnings per common share (basic and diluted)		$0.62	$0.04	$0.66

In addition, the disaggregated net gains and losses on the marketable securities recognized in the income statements for the three- and nine-month periods ended September 30, 2018 are as follows:

	Three months ended September 30	Nine months ended September 30
Net gains (losses) recognized during the period on marketable securities	$99,145	$(54,261)
Less: Net gains recognized during the period on marketable securities sold during the period	(115,328)	(2,052)
Unrealized losses recognized during the reporting period on marketable securities still held at the reporting date	$(16,183)	$(56,313)

The following tables summarize the Company’s investments:

September 30, 2018 (Unaudited)
	Cost	Fair value	Unrealized gain
U.S. Treasury Bills (Maturities less than 1 year)	$5,121,627	$5,121,627	$	---
Fixed income mutual funds	2,392,026	2,464,047		72,021
Equity and other mutual funds	1,170,039	1,631,610		461,571
Total marketable securities	$8,683,692	$9,217,284		$533,592

December 31, 2017 (Audited)

Fixed income mutual funds	$6,003,131	$6,113,099		$109,968
Equity and other mutual funds	1,128,532	1,608,469		479,937
Total marketable securities	$7,131,663	$7,721,568		$589,905

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S. Treasury Bills and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on an average cost basis.

Proceeds from the sale and redemption of marketable securities amounted to $4,947,370 for the nine months ended September 30, 2018, which included realized gains of $2,052. Proceeds from the sale and redemption of marketable securities amounted to $540,472 for the nine months ended September 30, 2017, which included realized gains of $54,302.

6.	Inventories

	September 30, 2018	December 31, 2017
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$378,232	$363,739
Work in process	108,686	39,004
Finished products	978,800	937,780
Total inventories	$1,465,718	$1,340,523

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories at September 30, 2018 and December 31, 2017 are net of a reserve of $20,000 for slow-moving or obsolete inventory. At September 30, 2018 and December 31, 2017 the Company had an allowance of $134,935 and $127,768, respectively, for possible outdated material returns, which is included in accrued expenses.

7.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2018 and December 31, 2017, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30 comprises the following:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Provision for federal income taxes - current	$329,574	$493,125	$1,013,725	$1,280,050
Provision for federal income taxes - deferred	20,390	---	(11,826)	---
Total provision for income taxes	$349,964	$493,125	$1,001,899	$1,280,050

8.	Accumulated Other Comprehensive Income

Accumulated other comprehensive income consists of unrealized gains and losses on marketable securities net of the related tax effect.

Changes in Accumulated Other Comprehensive Income	Nine months ended September 30, 2018	Year ended December 31, 2017
	(Unaudited)	(Audited)
Beginning balance – net of tax	$466,025	$175,634
Reclassification of accumulated other comprehensive income to retained earnings in accordance with ASU-2016-01 (See Note 5)	(466,025)	----
Unrealized gain on marketable securities before reclassifications - net of tax	---	222,499
Reclassification of tax effect on unrealized gain on marketable securities due to federal tax rate change	---	34,595
Realized gain on sale of securities reclassified from accumulated other comprehensive income-net of tax	---	33,297
Ending balance - net of tax	$ ---	$466,025

9.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of pay that is deferred by each employee. Employees become fully vested in employer matching contributions after one year of employment. Prior to the second quarter of 2018, the Company had been accruing $175,000 per year ($43,750 per quarter) toward the payment of a discretionary 401(k) contribution that is apportioned among all employees using a “pay-to-pay” safe harbor formula in accordance with IRS regulations. During the second quarter of 2018, the Company adjusted the annual discretionary contribution to $150,000 per year. For the three-month periods ended September 30, 2018 and 2017, the Company accrued for discretionary contributions in the amount of $35,417 and $43,750, respectively. For the nine-month periods ended September 30, 2018 and 2017, the Company accrued employer discretionary contributions to the Plan in the amount of $114,584 and $131,250, respectively, but did not make any actual payments of discretionary contributions into the Plan.

10.	Related-Party Transactions

During the nine-month periods ended September 30, 2018 and September 30, 2017, the Company paid to Bonamassa, Maietta and Cartelli, LLP $6,500 and $8,000 respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta and Cartelli, LLP, is a director of the Company.

11.	Other Information

Accrued Expenses

Accrued expenses comprise the following:

	September 30, 2018	December 31, 2017
	(Unaudited)	(Audited)

Bonuses	$100,000	$200,000
Distribution fees	308,408	254,863
Payroll and related expenses	181,133	152,903
Reserve for outdated material	134,935	127,768
Company 401 (K) contribution	114,584	---
Audit fee	36,568	43,268
Insurance	24,568	---
Annual report expenses	52,923	62,510
Sales rebates	13,500	12,000
Other	24,252	28,015
Total accrued expenses	$990,871	$881,327

12.	Recent Accounting Pronouncements

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

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income due to the reduction in the corporate income tax rate resulting from the 2017 Tax Cuts and Jobs Act. This amendment is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is allowed. The Company adopted this amendment in the fourth quarter of 2017. As a result, a reclassification of $34,595 was made to retained earnings at December 31, 2017 to reflect the effect of the reduction in the federal corporate tax rate as it relates to the unrealized gains on marketable securities that were recorded in other comprehensive income.

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

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be adopted by the Company in the first quarter of 2019. The Company does not believe that this ASU will have a material impact on its financial statements.

13.	Concentrations of Credit Risk

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less when purchased. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2018, approximately $748,000 exceeded the FDIC limit.

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

One of the Company’s pharmaceutical distributors and one of its personal care products marketing partners together accounted for approximately 58% and 53% of the Company’s sales for the nine months ended September 30, 2018 and 2017, respectively, and 51% and 48% of its outstanding accounts receivable at September 30, 2018 and 2017, respectively.

14.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $ 0.29 and $0.24 for the three months ended September 30, 2018 and 2017, respectively, and $0.82 and $0.62 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company’s personal care products are marketed worldwide by six marketing partners, the largest of which is U.S.-based ASI. The Company also sells two pharmaceutical products for urological uses. Those products are sold primarily in the United States through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the VA.

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

The Company recognizes revenue when (a) persuasive evidence of a sales arrangement exists; (b) products are shipped, which is also the time when title, control, and risk of loss pass to the customers; and (c) collections are reasonably assured. An allowance for returns, based on historical experience, is taken as a reduction of sales within the same period the revenue is recognized.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2017, and a comparison of the results of operations for the three and nine months ended September 30, 2018 and September 30, 2017. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. All references in this quarterly report to “sales” or “Sales” shall mean Gross Sales.

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

RESULTS OF OPERATIONS

Gross Sales

Gross sales for the third quarter of 2018 increased by $295,041 (approximately 9%) compared with the third quarter of 2017. Gross sales for the nine months ended September 30, 2018 increased by $1,339,008 (approximately 13%) as compared with the corresponding period in 2017. The increases in sales for the three and nine months ended September 30, 2018 were attributable to changes in sales of the following product lines:

Personal care products: For the third quarter of 2018 sales of the Company’s personal care products increased by $229,855 (approximately 14%) when compared with the third quarter of 2017, primarily due to increases in sales to the Company’s largest marketing partner, ASI, along with increased sales to the Company’s marketing partners in France, the United Kingdom and Switzerland. Sales to ASI in the third quarter increased by $388,987 (approximately 35%), which the Company believes was due to the timing of orders. Sales to the Company’s marketing partner in France increased by $93,832 (approximately 86%). Sales to the Company’s marketing partner in the United Kingdom increased by $21,355 (approximately 28%), and sales to the Company’s marketing partner in Switzerland increased by $2,664 (approximately 519%). Offsetting those increases was a decrease in sales of $263,336 (approximately 95%) to the Company’s marketing partner in South Korea, and a decrease of $24,424 (100%) to the Company’s marketing partner in Italy. The Company has been informed by its marketing partner for Korea that the decreases in sales in Korea for both the third quarter and the first nine months of the year were the result of the increased difficulty being experienced by Korean customers for the Company’s products in exporting their finished products to China. The decrease in Italy is due primarily to the timing of orders, since the market for the Company’s products in Italy is small and orders are placed infrequently. There was also a $10,777 net increase in sales to some of the Company’s direct customers for its personal care products.

For the nine-month period ended September 30, 2018 sales of the Company’s personal care products increased by $893,935 (approximately 17%) when compared with the same period in 2017, with sales to ASI increasing by $947,053 (approximately 23%). The increase was due primarily to higher sales to ASI in the first three quarters of 2018 compared with those same quarters in 2017. Nine-month sales to the Company’s five other marketing partners decreased by $49,116 (approximately 4%), with increases in the United Kingdom and France, offset by decreases in Switzerland, Korea and Italy. The nine-month changes in sales were as follows: sales to the Company’s marketing partner in the United Kingdom increased by $104,181 (approximately 41%); sales to the Company’s marketing partner in France increased by $97,498 (approximately 24%); sales to the Company’s marketing partner in Switzerland decreased by $295 (approximately 4%); sales to the Company’s marketing partner in South Korea decreased by $229,317 (approximately 46%), and sales to the Company’s marketing partner in Italy decreased by $21,183 (approximately 26%). There was also a $4,002 net reduction in sales to some of the Company’s direct customers for its personal care products.

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

(a)	Pharmaceuticals: For the third quarter of 2018 sales of the Company’s pharmaceutical products increased by $78,082 (approximately 7%) when compared with the third quarter of 2017. For the nine-month period ended September 30, 2018 sales of the Company’s pharmaceutical products increased by $419,367 (approximately 15%) when compared with the first nine months of 2017, primarily due to sales of RENACIDIN increasing by $67,152 (approximately 7%) for the three-month period and by $398,246 (approximately16%) for the nine-month period.

(b)	Medical (non-pharmaceutical) products: Sales of the Company’s medical products decreased by $14,203 (approximately 3%) for the third quarter of 2018 and increased by $19,527 (approximately 1%) for the nine-month period ended September 30, 2018 compared with the comparable periods in 2017. The decrease in medical product sales for the third quarter and the increase for the nine-month period was primarily attributable to the ordering patterns and stocking levels of three of the primary customers for these products. Sales of these products have been inconsistent on a quarter to quarter basis for the past 3 years due to the large quantities per order and the relative infrequency of these orders.

(c)	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, increased by $1,307 (approximately 3%) and by $6,179 (approximately 6%) for the three and nine months, respectively, ended September 30, 2018, when compared to the corresponding periods in 2017. These changes are attributable to customer ordering patterns.

In addition to the above changes in sales, sales allowances increased by $58,831 and $185,207 for the three and nine-month periods, respectively, ended September 30, 2018, when compared with the corresponding periods in 2017. This increase was primarily due to increases in allowances for distribution fees, outdated material returns attributable to the Company’s pharmaceuticals, and rebates paid to distributors of certain products.

Cost of Sales

For the third quarter of 2018, cost of sales as a percentage of net sales increased to approximately 37%, from 35% in the third quarter of 2017, and decreased to approximately 40% for the nine-months ended September 30, 2018 compared with 42% for the comparable period in 2017. The increase for the third quarter of 2018 as compared with third quarter of 2017 was due to lower sales of one of the Company’s higher-margin products. The decrease for the first nine months of 2018 as compared with the comparable period in 2017, was primarily due to lower per unit manufacturing costs resulting from the allocation of the Company’s fixed overhead costs over a larger number of production units in the first nine months of 2018 compared with the comparable period in 2017. This was due to an increase in demand for the Company’s products in 2018, which resulted in greater production and greater production efficiencies.

Operating Expenses

Operating expenses consist of selling, general and administrative expenses. Operating expenses increased by $81,073 (approximately 18%) for the third quarter of 2018 compared with the comparable quarter in 2017, and by $257,522 (approximately 20%) for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. The increases for the third quarter and the first nine months of 2018 were primarily attributable to increases in consulting expenses, payroll, and payroll related expenses. Operating expenses are expected to remain relatively consistent for the remainder of the year.

Research and Development Expenses

Research and development expenses decreased by $61,230 (approximately 38%) for the third quarter of 2018, and by $216,285 (approximately 43%) for the first nine months of 2018 compared with the comparable periods in 2017. These decreases were mainly due to a decrease in payroll and payroll related expenses.

Other Income

Other income increased by $22,943 (approximately 20%) for the third quarter of 2018 compared with the comparable quarter of 2017 and decreased by $164,409 (approximately 69%) for the first nine months of the year compared with the same period in 2017. These changes were mainly due to decreases in dividend income from both stock and bond mutual funds in both periods, combined with realized and unrealized gains and losses. Unrealized gains and losses are recognized in accordance with the adoption of ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities.” The standard requires changes in fair market value of equity investments to be recognized in net income. In the prior periods in 2017 these changes in fair value were recognized in accumulated other comprehensive income (see Note 5). The Company adopted this standard in the first quarter of 2018.

Provision for income taxes

The Company's effective income tax rate was approximately 21% for the first nine months of 2018 and 31% for the first nine months of 2017. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10,428,139 at December 31, 2017 to $11,993,435 at September 30, 2018, an increase of $1,565,296. The current ratio increased from 8.3 to 1 at December 31, 2017 to 10.6 to 1 at September 30, 2018. The increase in working capital was primarily due to an increase in marketable securities. The increase in the current ratio was primarily due to an increase in marketable securities and a decrease in accounts payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2018.

The Company generated cash from operations of $3,908,470 and $3,214,348 for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase in cash from operations was primarily due to an increase in net income.

Cash used in investing activities for the nine-month period ended September 30, 2018 and September 30, 2017 was $ 1,616,477 and $1,070,104 respectively. The increase was primarily due to the increase in purchases of marketable securities for the nine-month period ended September 30, 2018 compared to the same period in 2017.

Cash used in financing activities was $2,291,294 and $1,925,066 for the nine months ended September 30, 2018 and September 30, 2017, respectively. The increase was due to an increase in the dividends paid per share from $0.42 per share in 2017 to $0.50 per share in 2018.

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
Andrea J. Young
Chief Financial Officer

Date: November 7, 2018