Form 10-Q
period 2019-03-31
UNITED GUARDIAN INC
filed 2019-05-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.10 par value per share	UG	NASDAQ Global Market

The registrant had 4,594,319 shares of common stock, $.10 par value per share, outstanding at May 1, 2019.

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Sales:
Gross sales	$3,452,894	$3,666,947
Sales allowances and returns	(170,870)	(147,435)
Net Sales	3,282,024	3,519,512

Costs and expenses:
Cost of sales	1,390,051	1,450,931
Operating expenses	546,962	524,114
Research and development	98,659	101,664
Total costs and expenses	2,035,672	2,076,709
Income from operations	1,246,352	1,442,803

Other income (expense):
Investment income	44,167	46,782
Net gain (loss) on marketable securities	257,194	(135,150)
Loss from trade-in of equipment	—	(12,837)
Total other income (expense)	301,361	(101,205)
Income before provision for income taxes	1,547,713	1,341,598

Provision for income taxes	325,019	281,736

Net income	$1,222,694	$1,059,862

Earnings per common share (basic and diluted)	$0.27	$0.23

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	MARCH 31, 2019	DECEMBER 31, 2018
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$499,256	$550,135
Marketable securities	9,448,931	7,622,196
Accounts receivable, net of allowance for doubtful accounts of $16,895 at March 31, 2019 and December 31, 2018	1,604,860	1,672,567
Inventories (net)	1,324,771	1,482,151
Prepaid expenses and other current assets	227,432	159,364
Prepaid income taxes	36,524	200,687
Total current assets	13,141,774	11,687,100

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,412,216	4,406,174
Building and improvements	2,808,532	2,801,582
Total property, plant and equipment	7,289,748	7,276,756
Less: accumulated depreciation	6,487,230	6,448,831
Total property, plant and equipment (net)	802,518	827,925

Other assets (net)	25,941	29,647

TOTAL ASSETS	$13,970,233	$12,544,672

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31, 2019	DECEMBER 31, 2018
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$142,492	$186,797
Accrued expenses	1,276,951	1,040,635
Dividends payable	138,719	138,719
Total current liabilities	1,558,162	1,366,151

Deferred income taxes (net)	264,439	253,583

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2019 and December 31, 2018	459,432	459,432
Retained earnings	11,688,200	10,465,506
Total stockholders’ equity	12,147,632	10,924,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,970,233	$12,544,672

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2019

	Common stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance, January 1, 2019	4,594,319	$459,432	—	$10,465,506	$10,924,938

Net income	—	—	—	1,222,694	1,222,694

Balance, March 31, 2019	4,594,319	$459,432	—	$11,688,200	$12,147,632

THREE MONTHS ENDED MARCH 31, 2018

	Common stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance, January 1, 2018	4,594,319	$459,432	$466,025	$10,471,185	$11,396,642

Reclassification of accumulated other comprehensive income to retained earnings in accordance with ASU 2016-01 (See Note 5 )			(466,025)	466,025	—

Net income	—	—	—	1,059,862	1,059,862

Balance, March 31, 2018	4,594,319	$459,432	$—	$11,997,072	$12,456,504

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,222,694	$1,059,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,105	49,152
Net (gain) loss on marketable securities	(257,194)	135,150
Realized loss from trade-in of equipment	—	12,837
Deferred income taxes	10,856	(28,381)
Decrease (increase) in operating assets:
Accounts receivable	67,707	93,628
Inventories	157,380	(88,647)
Prepaid expenses and other current and non-current assets	(68,068)	(51,260)
Prepaid income taxes	164,163	—
(Decrease) increase in operating liabilities:
Accounts payable	(44,305)	(69,586)
Income taxes payable	—	310,117
Accrued expenses	236,316	247,309
Net cash provided by operating activities	1,531,654	1,670,181

Cash flows from investing activities:
Acquisition of property, plant and equipment	(12,992)	(26,500)
Purchase of marketable securities	(6,049,914)	(1,297,254)
Proceeds from sales of marketable securities	4,480,373	—
Net cash used in investing activities	(1,582,533)	(1,323,754)

Net (decrease) increase in cash and cash equivalents	(50,879)	346,427
Cash and cash equivalents at beginning of period	550,135	724,721
Cash and cash equivalents at end of period	$499,256	$1,071,148

Non-cash investing activities:
Cost of equipment traded in (net)	$—	$39,837

Supplemental disclosure of cash flow information
Taxes paid	$150,000	$—

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

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three-month period ended March 31, 2019 (also referred to as the “first quarter of 2019”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2019. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018.

3.	Use of Estimates

In preparing financial statements in accordance with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, accrued distribution fees, outdated material returns, possible impairment of marketable securities, and the allocation of overhead to inventory.

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

Our gross revenues are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration includes chargebacks from the United States Department of Veterans Affairs (‘VA”), rebates, distribution fees, and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on gross sales for a reporting period.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms, which vary depending on the customer, range between 30 and 60 days. We also use judgments as to our ability to collect outstanding receivables and provide allowances for the portion of receivables if collection becomes doubtful. As of March 31, 2019, and December 31, 2018 the allowance for doubtful accounts receivable was $16,895. Prompt pay discounts are offered to some customers; however, due the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain customers in connection with the sales to them of the Company’s products that entitle them to distribution-related fees. The Company estimates and records distribution fees due to these customers in sales returns and allowances.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2019	2018

Personal Care	$1,651,722	$2,123,114
Pharmaceutical	1,158,883	974,120
Medical	611,802	540,470
Industrial and other	30,487	29,243
Gross Sales	3,452,894	3,666,947
Less: Allowances and returns	(170,870)	(147,435)
Net Sales	$3,282,024	$3,519,512

The Company’s personal care products are marketed worldwide by six marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 18% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2019, compared with approximately 17% in the first quarter of 2018.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2019	2018
United States*	$2,825,025	$3,056,809
Other countries	627,869	610,138
Gross Sales	$3,452,894	$3,666,947

* Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that approximately 80% of its sales in the first quarter of 2019 were to customers in other countries, with China representing approximately 50% of ASI’s sales of the Company’s products.

5.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds and Government securities with maturities greater than 3 months, which are reported at their fair values. Effective January 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This amendment requires companies to measure equity investments at fair value with the changes in fair value recognized in net income.

In accordance with the implementation of the standard, the Company recognized a cumulative-effect adjustment, related to unrealized gains on marketable equity securities, to reduce accumulated other comprehensive income and increase retained earnings on January 1, 2018 by $466,025.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the three months ended March 31, 2019 are as follows:

Net gains recognized during the period on marketable securities	$262,423
Less: Net losses recognized during the period on marketable securities sold during the period	(5,229)
Unrealized gains recognized during the reporting period on marketable securities still held at the reporting date	$257,194

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

The Company’s available-for-sale securities, which comprise all the Company's marketable securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2019 (unaudited)	Cost	Fair Value	Unrealized gain

U.S Treasury Bills (Original maturities greater than three months, but less than one year)	$5,967,605	$5,967,605	$—
Fixed income mutual funds	1,760,302	1,862,215	101,913
Equity and other mutual funds	1,206,038	1,619,111	413,073
Total marketable securities	$8,933,945	$9,448,931	$514,986

December 31, 2018 (audited)

U.S Treasury Bills (Original maturities greater than three months, but less than one year)	$3,742,681	$3,742,681	$—
Fixed income mutual funds	2,408,799	2,409,213	414
Equity and other mutual funds	1,218,153	1,470,302	252,149
Total marketable securities	$7,369,633	$7,622,196	$252,563

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S Treasury Bills, and dividend income from equity and other mutual funds. The U.S. Treasury Bills are considered debt securities, and as such, any unrealized gains and losses are reported in other comprehensive income.  Unrealized gains and losses from the Company’s mutual fund equity securities are recognized in net income. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $4,480,373 for the first quarter of 2019, which includes a net loss on sales of $5,229. There were no sales or redemptions of marketable securities in the first quarter of 2018.

6.	Inventories

	March 31, 2019	December 31, 2018
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$390,743	$467,842
Work in process	67,118	30,057
Finished products	866,910	984,252
Total Inventories	$1,324,771	$1,482,151

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2019 and December 31, 2018 are stated net of a reserve of $20,000, for each period, for slow moving and obsolete inventory. At March 31, 2019 and December 31, 2018, the Company had an allowance of $186,469 and $160,533 respectively, for possible outdated material returns.

7.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of March 31, 2019 and December 31, 2018, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 31 comprises the following:

	Three-month period ended
	March 31, 2019	March 31, 2018
Provision for federal income taxes - current	$314,163	$310,117
Provision for federal income taxes - deferred	10,856	(28,381)
Total provision for income taxes	$325,019	$281,736

8.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the year ended December 31, 2019 the Company’s Board of Directors authorized discretionary contributions in the amount of $150,000 per year to be allocated among all eligible employees. For the year ended December 31, 2018, the Company’s Board of Directors authorized $175,000 to be allocated among all eligible employees, before being subsequently reduced to $145,000. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $37,500 in contributions to the DC Plan for the three-month period ended March 31, 2019 and $43,750 for the three-month period ended March 31, 2018. For the first quarters of 2019 and 2018 the Company did not make any discretionary contributions to the DC Plan.

9.	Other Information

Accrued Expenses

	March 31, 2019	December 31, 2018
	(unaudited)	(audited)
Bonuses	$363,000	$242,000
Distribution fees	316,822	315,242
Payroll and related expenses	189,354	159,385
Reserve for outdated material	186,469	160,533
Audit fee	22,250	43,668
Computer services	7,418	16,593
Insurance	79,351	—
Annual report expenses	35,627	66,618
Company 401K contribution	37,500	—
Sales rebates	18,500	15,000
Other	20,660	21,596
Total Accrued Expenses	$1,276,951	$1,040,635

10.	Recent Accounting Pronouncements

Effective January 1, 2018, the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue to recognize revenue at the time its products are shipped, and therefore, adoption of this standard did not have a material impact on its financial statements.

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

In January 2019, the Company adopted ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement” (Topic 820), Changes to the Disclosure Requirements for Fair Value Measurement”. This amendment’s objective is to improve the effectiveness of disclosures about recurring or nonrecurring fair value measurements. This amendment is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact this standard may have on its financial statements.

11.	Concentrations of Credit Risk

Cash and cash equivalents: For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2019, approximately $314,000 exceeded the FDIC limit.

Customer concentration: Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history to determine how much credit to allow or whether any credit should be given at all. It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its credit risk from accounts receivable is low.

For the three months ended March 31, 2019 one of the Company’s distributors and one of its marketing partners together accounted for 55% of the Company’s gross sales, and 51% of its outstanding accounts receivable at March 31, 2019. During the three-month period ended March 31, 2018, the same distributor and marketing partner together were responsible for a total of approximately 57% of the Company’s net sales. They also accounted for 57% of the Company’s outstanding accounts receivable at March 31, 2018.

12.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $0.27 and $0.23 for the three months ended March 31, 2019 and 2018, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company. Forward-looking statements may be identified using such words as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other similar expressions.

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, medical products, and proprietary specialty industrial products. All the products that the Company manufactures, with the exception of Renacidin®, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its Lubrajel® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of personal care products. Many of the Company’s products use proprietary manufacturing processes, and the company relies primarily on trade secret protection to protect its intellectual property.

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

Over the years the Company has been issued many patents and trademarks, and it still maintains a number of registered trademarks, the two most important of which are “Lubrajel” and “Renacidin”. However, in regard to protection of the Company’s proprietary formulations and manufacturing technology the Company currently relies primarily on trade secret protection rather than patent protection due to the current disclosure requirements needed to obtain patents, the limited protection they afford, and the difficulty and expense of enforcing them. However, the Company may, from time to time, seek patent protection when it believes it would be in the Company’s best interest to do so. All of the Company’s previously-issued patents have expired; however, the Company does not believe that the expiration of those patents has had, or will have, any material impact on its sales, since in recent years protection for the Company’s most important products has been based on trade secrets and proprietary manufacturing methods rather than patent protection.

Critical Accounting Policies

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2018, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2018, and a comparison of the results of operations for the three months ended March 31, 2019 and March 31, 2018. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. All references in this quarterly report to “sales” or “Sales” shall mean Gross Sales.

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

RESULTS OF OPERATIONS

Gross Sales

Gross sales for the first quarter of 2019 decreased by $214,053 (approximately 6%) as compared with the first quarter of 2018. The decrease in sales for the three-month period ended March 31, 2019 was primarily attributable to a decrease in sales of the Company’s personal care products, which was partially offset by increased sales of the Company’s pharmaceutical and medical products. Sales of the Company’s industrial products did not materially change compared with the first quarter of 2018. The changes in the sales of the products in the Company’s different products lines were as follows:

(a)	Personal care products: Sales of the Company’s personal care products decreased by $471,392 (approximately 22%) when compared with the same period in 2018. The decrease was primarily attributable to a decrease in purchases of the Company’s cosmetic ingredients by both ASI, whose purchases declined by $286,477 (approximately 17%) compared with the same period in 2018, and C&M International, the Company’s distributor in South Korea, whose purchases decreased by $156,693 (approximately 92%) compared with the first quarter of 2018.

Based on information provided to the Company by ASI , the decrease in purchases by ASI in the first quarter of 2019 compared with the first quarter of 2018 was primary attributable to reduced demand for product in both North America and China. Those decreases were primarily due to a) reduced customer demand for some of the retail products in which our products are being used; b) customer ordering patterns that can sometimes distort sales due to product launches and pipeline fills that have short term impacts on sales; and c) the phasing in by some customers of a change from one grade of the Company’s products to a different grade. In the first quarter of 2018 there were some new product launches that resulted in pipeline fills that accounted for some increased demand in that quarter, with subsequent demand being lower after the initial product launch. This was not the case in the first quarter of 2019. While competition from lower-cost products from Asian manufacturers is still a potential obstacle to increasing the Company’s sales, the information we received from ASI indicates that substitution of competitive products for ours was not a significant factor in the decline in personal care products sales that we experienced in the first quarter. Notwithstanding the competition from the lower-cost products, the Company intends to continue to aggressively compete in these markets whenever it is practical to do so. It also hopes to increase its sales in China through the development of additional products that would have distinctive properties from the Company’s current line of products.”

Based on information provided to the Company by its marketing partner for South Korea, the decrease in sales of the Company’s products in South Korea has been due to trade issues that are preventing some South Korean products from being marketed in China. This resulted in a significant decline in that marketing partner’s purchases from the Company in the first quarter of 2019 compared with the same period in 2018. The Company has been looking further into this situation, and is evaluating its options to increase its sales in South Korea.

Sales of the Company’s personal care products to the Company’s four other marketing partners, all in Europe, decreased by $29,868 (approximately 11%). Sales to the Company’s marketing partners in the UK and Italy decreased by a total of $34,143 (approximately 20%) compared with their sales in the first quarter of 2018, while sales to the Company’s marketing partners in Switzerland and France increased by a total of $4,275 (approximately 4%) compared with their sales in the first quarter of 2018. In addition to the increases and decreases in sales attributable to the four European marketing partners there was a small sale of $1,645 directly to a personal care customer in the United States, bringing the total decrease in personal care product sales to $471,392.

The sales fluctuations to the Company’s four European marketing partners are the result of both the timing of customer orders as well as continuing competition from companies selling competitive products at lower prices, particularly a number of Asian manufacturers. This has resulted in a loss of some business in Europe to these less expensive products. As a result, from time to time the Company has adjusted its prices in order to retain or attract customers and be more competitive with some of the lower-priced products. Although there has been some impact on the Company’s profit margins on those sales, to date this impact has not been significant. The Company intends to continue to aggressively compete with these products whenever possible.

(b)	Pharmaceuticals: Pharmaceutical sales increased by $184,763 (approximately 19%) in the first quarter of 2019 compared with the same period in 2018. This increase was due primarily to an increase of $173,196 (approximately 20%) in Renacidin sales. Sales of the Company’s other pharmaceutical product, Clorpactin WCS-90, increased by $11,567 (approximately 9%) primarily due to the timing of orders.

(c)	Medical (non-pharmaceutical) products: Sales of medical products increased by $71,332 (approximately 13%) for the first quarter of 2019 when compared with the same period in 2018. The increase was primarily due to the ordering patterns of customers.

(d)	Industrial and other products: Sales of specialty industrial products, as well as other miscellaneous products, increased by $1,244 (less than 1%) for the first quarter of 2019 compared with the same period in 2018.

In addition to the above changes in sales, sales allowances and returns increased by $23,435 (approximately 16%) for the first quarter of 2019 when compared with the same period in 2018. This increase was primarily due to increases in allowances for outdated material returns and chargebacks from the VA, Medicaid, and Medicare .

Cost of Sales

Cost of sales as a percentage of net sales increased to approximately 42% for the first quarter of 2019, up from approximately 41% for the first quarter in 2018. The increase was primarily the result of the increase in sales of Renacidin, which carries a higher cost to manufacture than some of the Company’s other products.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, increased by $22,848 (approximately 4%) for the first quarter of 2019 compared with the first quarter of 2018. The increase was mainly due to increases in computer services and insurance expenses.

Research and Development Expenses

Research and development expenses decreased by $3,005 (approximately 3%) for the first quarter of 2019 compared with the first quarter of 2018. The decrease was due to decreases in payroll and payroll-related expenses.

Investment Income

Investment income decreased by $2,615 (approximately 6%) for the first quarter of 2019 compared with the first quarter of 2018. This is due to a decrease in investment income from stock and bond mutual funds and U.S. treasury bills.

Net Gain on Marketable Securities

Net gain on marketable securities increased by $392,344 (approximately 290%) for the first quarter of 2019 compared with the first quarter of 2018. This is due to the Company recognizing a loss of $135,150 in the first quarter of 2018, compared with a gain of $257,194 in the first quarter of 2019 due to current market conditions.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2019 and 2018. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,262,663 to $11,583,612 at March 31, 2019, up from $10,320,949 at December 31, 2018. The increase in working capital was primarily due to increases in marketable securities. The current ratio decreased to 8.4 to 1 at March 31, 2019, down from 8.6 to 1 at December 31, 2018. The decrease in the current ratio was primarily due to an increase in accrued expenses.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any material capital expenditures for the remainder of 2019.

The Company generated cash from operations of $1,531,654 and $1,670,181 for the three months ended March 31, 2019 and March 31, 2018, respectively. The decrease was primarily due to the timing of estimated tax payments made in 2019 compared with 2018.

Cash used in investing activities for the three-month period ended March 31, 2019 was $1,582,533, compared with $1,323,754 for the three-month period ended March 31, 2018. The increase was primarily due to an increase in the amount of marketable securities purchased in the first quarter of 2019 compared with the first quarter of 2018.

There was no cash used in financing activities for the first quarters of 2019 and 2018.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of other market opportunities that may arise that are in the best interests of the Company and its shareholders.

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
Date: May 8, 2019