Form 10-Q
period 2019-06-30
UNITED GUARDIAN INC
filed 2019-08-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(Registrant’s telephone number,
including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.10 par value per share	UG	NASDAQ Global Market

Cover Page 1 of 2

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had 4,594,319 shares of common stock, $.10 par value per share, outstanding as of August 1, 2019.

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018

Net sales	$3,279,399	$3,885,887	$6,459,716	$7,322,151

Costs and expenses:
Cost of sales	1,467,323	1,536,842	2,755,668	2,904,525
Operating expenses	502,094	534,420	1,049,056	1,058,534
Research and development expense	93,846	91,285	192,504	192,949
Total costs and expenses	2,063,263	2,162,547	3,997,228	4,156,008
Income from operations	1,216,136	1,723,340	2,462,488	3,166,143

Other income (expense):
Investment income	49,941	57,777	94,108	104,559
Net gain (loss) on marketable securities	86,849	(18,256)	344,043	(153,406)
Loss on trade-in of equipment	—	—	—	(12,837)
Total other income (expense)	136,790	39,521	438,151	(61,684)
Income before provision for income taxes	1,352,926	1,762,861	2,900,639	3,104,459

Provision for income taxes	274,116	370,199	599,135	651,935
NET INCOME	$1,078,810	$1,392,662	$2,301,504	$2,452,524

Earnings per common share
(Basic and Diluted)	$0.23	$0.30	$0.50	$0.53

Weighted average shares
(Basic and Diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$910,705	$550,135
Marketable securities	7,691,880	7,622,196
Accounts receivable, net of allowance for doubtful accounts of $16,895 at June 30, 2019 and December 31, 2018	1,533,255	1,672,567
Inventories, net	1,300,791	1,482,151
Prepaid expenses and other current assets	229,816	159,364
Prepaid income taxes	31,480	200,687
Total current assets	11,697,927	11,687,100

Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,412,216	4,406,174
Building and improvements	2,827,195	2,801,582
Total property, plant, and equipment	7,308,411	7,276,756
Less: Accumulated depreciation	6,525,629	6,448,831
Total property, plant, and equipment, net	782,782	827,925

Other assets, net	22,235	29,647
TOTAL ASSETS	$12,502,944	$12,544,672

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2019	2018
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$90,452	$186,797
Accrued expenses	1,363,766	1,040,635
Dividends payable	140,649	138,719
Total current liabilities	1,594,867	1,366,151

Deferred income taxes	208,511	253,583

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	459,432	459,432
Retained earnings	10,240,134	10,465,506
Total stockholders’ equity	10,699,566	10,924,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,502,944	$12,544,672

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance, January 1, 2019	4,594,319	$459,432	$—	$10,465,506	$10,924,938
Net income	—	—	—	1,222,694	1,222,694
Balance, March 31, 2019	4,594,319	$459,432	$—	$11,688,200	$12,147,632
Net income	—	—	—	1,078,810	1,078,810
Dividends declared & paid ($0.55 per share)	—	—	—	(2,524,946)	(2,524,946)
Dividends declared, not paid ($0.55 per share)	—	—	—	(1,930)	(1,930)
Balance, June 30, 2019	4,594,319	$459,432	$—	$10,240,134	$10,699,566

THREE AND SIX MONTHS ENDED JUNE 30, 2018

	Common stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance, January 1, 2018	4,594,319	$459,432	$466,025	$10,471,185	$11,396,642

Reclassification of accumulated other comprehensive income to retained earnings in accordance with ASU 2016-01 (See Note 6)	—	—	(466,025)	466,025	—
Net income	—	—	—	1,059,862	1,059,862
Balance, March 31, 2018	4,594,319	$459,432	$—	$11,997,072	$12,456,504
Net income				1,392,662	1,392,662
Dividends declared & paid ($0.50 per share)	—	—	—	(2,291,294)	(2,291,294)
Dividends declared, not paid ($0.50 per share)	—	—	—	(5,867)	(5,867)
Balance, June 30, 2018	4,594,319	$459,432	$—	$11,092,573	$11,552,005

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
Cash flows from operating activities:	2019	2018
Net income	$2,301,504	$2,452,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84,210	95,956
Net (gain) loss on marketable securities	(344,043)	153,406
Deferred income taxes	(45,072)	(32,215)
Increase (decrease) in operating assets:
Accounts receivable	139,312	(246,534)
Inventories	181,360	(159,846)
Prepaid expenses and other current assets	(70,452)	(24,695)
Prepaid income taxes	169,207	—
(Decrease) increase in operating liabilities:
Accounts payable	(96,345)	119,052
Accrued expenses	323,131	386,717
Income taxes payable	—	(40,849)
Net cash provided by operating activities	2,642,812	2,716,353

Cash flows from investing activities:
Acquisition of property, plant and equipment	(31,655)	(40,552)
Proceeds from sale of marketable securities	9,359,971	4,097,370
Purchase of marketable securities	(9,085,612)	(1,350,509)
Net cash provided by investing activities	242,704	2,706,309

Cash flows from financing activities:
Dividends paid	(2,524,946)	(2,291,294)
Net cash used in financing activities	(2,524,946)	(2,291,294)

Net increase in cash and cash equivalents	360,570	3,131,368
Cash and cash equivalents at beginning of period	550,135	724,721
Cash and cash equivalents at end of period	$910,705	$3,856,089
Non-cash investing activities: cost of equipment traded in (net)	—	39,837
Supplemental disclosure of cash flow information
Taxes paid	$475,000	$725,000
Supplemental disclosure of non-cash dividends payable	$1,930	$5,867

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

Interim condensed financial statements of the Company are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2019 (also referred to as the "second quarter of 2019" and the "first half of 2019", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2019. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Unless indicated otherwise, references herein to “Sales” or “sales”, shall refer to net sales. When changes are shown as percentages, the number is approximate, and has been rounded from one decimal place to the nearest whole number.

3.	Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, accrued distribution fees, outdated material returns, possible impairment of marketable securities, and the allocation of overhead.

4.	Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

In accordance with ASC Topic 606 “Revenue from Contracts with Customers”, for the three and six months ended June 30, 2018 the Company reclassified certain sales rebates from Cost of Sales to Net Sales, in the amounts of $73,330 and $156,579, respectively. For the three months ended March 31, 2019, the Company reclassified certain sales rebates from Cost of Sales to Net Sales in the amount of $101,706, which impacted the six months ended June 30, 2019 by that same amount. The reclassification had no effect on gross profit, net income, the provision for income taxes or earnings per share for either period. See Note 5 for further discussion regarding ASU Topic 606.

5.	Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606 “Revenue from Contracts with Customers” using the modified retrospective method. Under the new guidance revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Our principal source of revenue is product sales.

Our sales, as reported, are net of a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration includes chargebacks from the United States Department of Veterans Affairs (‘VA”), rebates in connection with Medicare and Medicaid programs, distribution fees, and sales returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables, and provides allowances for any receivables for which collection has become doubtful. As of June 30, 2019 and December 31, 2018, the allowance for doubtful accounts receivable amounted to $16,895. Prompt-pay discounts are offered to some customers; however, due the uncertainty of the customers actually taking the discounts, the discounts are recorded when they are taken.

The Company has contracts with certain of its pharmaceutical distributors that entitle them to distribution- and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated sales by product class is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Personal Care	$1,435,951	$2,326,733	$3,087,673	$4,449,845
Pharmaceutical	994,731	891,064	1,882,333	1,635,873
Medical	807,694	624,732	1,418,201	1,163,829
Industrial and other	41,023	43,358	71,509	72,604
Total Sales	$3,279,399	$3,885,887	$6,459,716	$7,322,151

Disaggregated sales by geographic region is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
United States*	$2,590,643	$3,219,414	$5,149,548	$6,046,913
Other countries	688,756	666,473	1,310,168	1,275,238
Total Sales	$3,279,399	$3,885,887	$6,459,716	$7,322,151

* U.S.-based Ashland Specialty Ingredients (“ASI”) is the largest of six marketing partners the Company uses to market and distribute some of its products. Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A significant percentage of the products are subsequently shipped by ASI to foreign customers. Based on sales information provided to the Company by ASI, in the second quarter of 2019 approximately 70% of ASI’s sales of the Company’s products were to foreign customers, with China representing 54% of ASI’s total sales of the Company’s products. By comparison, in the second quarter of 2018 approximately 77% of ASI’s sales of the Company’s products were to foreign customers, with China representing 62% of ASI’s total sales of the Company’s products. For the first six months of 2019, approximately 75% of ASI’s sales of the Company’s products were to foreign customers, with China representing 52% of ASI’s total sales of the Company’s products. By comparison, in the first six months of 2018 approximately 73% of ASI’s sales of the Company’s products were to foreign customers, with China representing 54% of ASI’s total sales of the Company’s products.

For the three months ended June 30, 2019 and June 30, 2018, approximately 21% and 17%, respectively, of the Company’s sales were to (a) its five foreign-based marketing partners, which marketed and distributed the Company’s personal care products to customers outside the U.S, and (b) a few foreign customers for the Company’s medical products. For the six-month periods ended June 30, 2019 and June 30, 2018 those foreign sales were 20% and 17%, respectively.

6.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds and U.S. Government securities with maturities greater than 3 months, which are reported at their fair values. Effective January 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This amendment requires companies to measure equity investments at fair value with the changes in fair value recognized in net income. U.S. Treasury Bills are considered debt securities and any unrealized gains and losses are reported in other comprehensive income. The U.S. Treasury Bills are considered held to maturity securities, as they are purchased direct from the U.S. Government and are unable to be sold before the maturity date.

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three- and six-month periods ended June 30, 2019 and June 30, 2018 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on marketable securities	$86,849	$(18,256)	$344,043	(153,406)
Less: Net (losses) gains recognized during the period on marketable securities sold during the period	(252,728)	113,276	(247,499)	113,276
Unrealized (losses) gains recognized during the reporting period on marketable securities still held at the reporting date	$(165,879)	$95,020	$96,544	(40,130)

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

The Company’s marketable equity securities, which are considered available for sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets.

The following tables summarize the Company’s investments:

June 30, 2019 (Unaudited)
Debt Securities	Cost	Fair value	Unrealized gain
U.S Treasury Bills (maturities of one year or less)	$4,703,762	$4,703,762	$—
Total debt securities	4,703,762	4,703,762	—

Equity Securities
Fixed income mutual funds	2,037,031	2,182,337	145,306
Equity and other mutual funds	601,980	805,781	203,801
Total equity securities	2,639,011	2,988,118	349,107
Total marketable securities	$7,342,773	$7,691,880	$349,107

December 31, 2018 (Audited)

Debt Securities
U.S Treasury Bills (maturities of one year or less)	$3,742,681	$3,742,681	$—
Total debt securities	3,742,681	3,742,681	—

Equity Securities
Fixed income mutual funds	2,408,799	2,409,213	414
Equity and other mutual funds	1,218,153	1,470,302	252,149
Total equity securities	3,626,952	3,879,515	252,563
Total marketable securities	$7,369,633	$7,622,196	$252,563

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S Treasury Bills, and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $9,359,971 for the first half of 2019, which includes a net gain on sales of $247,499. Proceeds from the sale and redemption of marketable securities amounted to $4,097,370 for the first half of 2018, which included realized losses of $113,276.

7.	Inventories

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$416,629	$467,842
Work in process	45,177	30,057
Finished products	838,985	984,252
Total Inventories	$1,300,791	$1,482,151

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2019 and December 31, 2018 are stated net of a reserve of $20,000, for each period, for slow moving and obsolete inventory. At June 30, 2019 and December 31, 2018, the Company had allowances of $214,897 and $160,533 respectively, for possible outdated material returns.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of June 30, 2019 and December 31, 2018, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and six months ended June 30 included the following:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Provision for Federal Income Taxes - Current	$330,044	$374,032	$644,207	$684,150
Provision for Federal Income Taxes - Deferred	(55,928)	(3,833)	(45,072)	(32,215)
Total Provision for Income taxes	$274,116	$370,199	$599,135	$651,935

9.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the year ending December 31, 2019, the Company’s Board of Directors authorized discretionary contributions in the amount of $145,000 to be allocated among all eligible employees. For the year ended December 31, 2018, the Company’s Board of Directors authorized $175,000 to be allocated among all eligible employees, before being subsequently reduced to $145,000. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

For the three-month periods ended June 30, 2019 and 2018, the Company accrued for discretionary contributions to the DC Plan in the amount of $37,500 and $35,417, respectively. For the six-month periods ended June 30, 2019 and 2018, the Company accrued for discretionary contributions to the DC Plan in the amount of $75,000 and $79,167, respectively. In the first half of 2019 and 2018, the Company did not make any discretionary contribution payments to the DC Plan.

10.	Related-Party Transactions

During the first half of 2019, the Company made payments of $6,500 for accounting and tax services to the accounting firm of Bonamassa, Maietta and Cartelli, LLP (“Bonamassa”). The Company made no payments to Bonamassa during the first half of 2018. Lawrence Maietta, a director of the Company, is also a partner in Bonamassa.

11.	Other Information

	June 30,	December 31,
	2019	2018
Accrued Expenses	(Unaudited)	(Audited)

Bonuses	$431,545	$242,000
Distribution fees	325,675	315,242
Payroll and related expenses	153,261	159,385
Reserve for outdated material	214,897	160,533
Company 401(k) contribution	75,000	—
Audit fee	35,000	43,668
Insurance	52,894	—
Annual report expenses	36,179	66,618
Computer services	1,442	16,593
Sales rebates	16,200	15,000
Other	21,673	21,596
Total Accrued Expenses	$1,363,766	$1,040,635

12.	Recent Accounting Pronouncements

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

13.	Concentrations of Credit Risk

Cash and cash equivalents: For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2019 and December 31, 2018, $701,000 and $313,000, respectively, exceeded the FDIC limit.

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

For the six months ended June 30, 2019, one of the Company’s personal care product marketing partners, and one of its pharmaceutical distributors, together accounted for 59% of the Company’s sales and 53% of its outstanding accounts receivable at June 30, 2019. During the six-month period ended June 30, 2018, the same marketing partner and distributor together were responsible for 62% of the Company’s sales and 64% of its outstanding accounts receivable at June 30, 2018.

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

Per share basic and diluted earnings amounted to $0.23 and $0.30 for the three months ended June 30, 2019 and 2018, respectively, and $0.50 and $0.53 for the six months ended June 30, 2019 and 2018, respectively.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; changes in intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices.

Accordingly, results achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made.

The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, medical products, and proprietary specialty industrial products. All of the products that the Company manufactures, with the exception of Renacidin®, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its Lubrajel® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products, as well as medical lubricants. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of personal care products. Many of the Company’s products use proprietary manufacturing processes and the Company relies primarily on trade secret protection to protect its intellectual property.

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

Over the years the Company has been issued many patents and trademarks, and it still maintains a number of registered trademarks, the two most important of which are “Lubrajel” and “Renacidin”. However, in regard to protection of the Company’s proprietary formulations and manufacturing technology the Company currently relies primarily on trade secret protection rather than patent protection due to the current disclosure requirements needed to obtain patents, the limited practical protection they afford, and the difficulty and expense of enforcing them. However, the Company may, from time to time, seek patent protection when it believes it would be in the Company’s best interest to do so. All of the Company’s previously-issued patents have expired; however, the Company does not believe that the expiration of those patents has had, or will have, any material impact on its sales, since in recent years protection for the Company’s most important products has been based on trade secrets and proprietary manufacturing methods rather than patent protection.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2018, and a comparison of the results of operations for the second quarter of 2019 and 2018 and the first half of 2019 and 2018. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. The Company assumes responsibility for the shipment arriving at its intended destination. Sales of pharmaceutical products are final and revenue is recognized at the time of shipment. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on gross sales of its pharmaceutical products.

RESULTS OF OPERATIONS

Sales

Sales for the second quarter of 2019 decreased by $606,488 (16%) when compared with the same period in 2018. Sales for the first half of 2019 decreased by $862,435 (12%) as compared with the corresponding period in 2018. The decrease in sales for both the second quarter of 2019 and the first half of 2019 were attributable to changes in sales of the following product lines:

1.	Personal care products:

a)	Second quarter sales: For the second quarter of 2019, the Company’s sales of personal care products decreased by $890,782 (38%) when compared with the second quarter of 2018. The decrease in second quarter sales was due primarily to a decrease of $738,416 (39%) in sales of the Company’s personal care products to ASI. This was primarily the result of a decrease in demand for some of the Company’s products in China. Based on information provided to the Company by ASI, it was a result of both the softening of the market in China for a particular line of cosmetic products in which the Company’s products were being used, as well as continuing competition from lower-priced Asian competitors. The Company is working closely with ASI to develop pricing that will enable the Company to better compete with the lower-cost Asian competitors.

Second quarter sales to the Company’s five other marketing partners, as well as to two small direct personal care customers, decreased by $152,366 (35%) compared with the second quarter of 2018, with sales to the Company’s marketing partner in Korea decreasing by $26,140 (33%), and sales to the Company’s four marketing partners in Europe and the two direct personal care customers decreasing by a total of $126,226 (35%). The Company believes that the decline in sales in Europe was due primarily to increased competition from Asian competitors selling similar, although not necessarily identical, products at lower prices.

The Company’s sales in Korea over the past year have declined significantly, and, as a result, the Company has informed its Korean marketing partner that it will be terminating that distributor’s marketing rights in Korea effective as of the end of this year, and has contracted with ASI to take over responsibility for marketing the Company’s products in Korea. ASI plans to begin its marketing efforts in October, and intends to work closely with the Company’s current marketing partner in Korea to assure a smooth transition. ASI has expressed confidence that they will be able to increase the Company’s sales in Korea, and the Company is hopeful that the change to ASI will result in a recovery of some of the sales the Company has lost in Korea.

b)	Six-month sales: For the first half of 2019 the Company’s sales of personal care products decreased by $1,362,172 (31%) when compared with the same period in 2018. This decrease was due primarily to a decrease of $1,024,894 (29%) in shipments of the Company's extensive line of personal care products to ASI. The primary reason for the decrease in sales for the six-month period was the same as for the sales decrease in the second quarter: lower sales to ASI as the result of a reduction in demand in China.

Sales for the first six months of the year of the Company’s personal care products to the Company’s five other marketing partners, as well as to the two direct personal care customers, decreased by $337,278 (38%) compared with the same period in 2018. Six-month sales to the Company’s marketing partner in Korea decreased by $182,841 (73%) (see explanation above), while sales to the Company’s four marketing partners in Europe, as well to the two direct customers, had a combined net sales decrease of $154,437 (24%).

The Company believes that the sales fluctuations to the Company’s marketing partners in Korea and Europe are the result of (a) increased competition (see above); (b) the overall slowdown in the global economy; and (c) the timing of customer orders. In order to compete more effectively with some of the lower-priced products being sold in Europe by Asian competitors the Company is taking a more aggressive position on adjusting its prices when needed in order to retain or attract customers. Although there may be some impact on the Company’s profit margins as the Company becomes more aggressive on pricing, to date this impact has not been significant. The Company intends to continue to continue to work with its marketing partners to aggressively compete with these lower-priced products whenever it is practical to do so.

2.	Pharmaceuticals: Sales of the Company’s pharmaceutical products for the three- and six-month periods ended June 30, 2019 increased by $103,667 (12%) and $246,460 (15%), respectively, compared with the comparable periods in 2018. These increases were due primarily to an increase of $139,689 (14%) in sales of Renacidin, one of the Company’s two urological products, in the second quarter of 2019, and an increase of $312,885 (17%) in Renacidin sales for the first half of 2019, compared with the same periods in 2018. The Company believes that this increase was the result of its increased marketing efforts for Renacidin, primarily its launch of a new Renacidin website and its initiation of internet advertising.

3.	Medical (non-pharmaceutical) products: Sales of the Company’s medical products for the three- and six-month periods ended June 30, 2019, increased by $182,962 (29%) and $254,372 (22%), respectively. The increase in sales for both periods was primarily attributable to the increase in sales of one of the Company’s medical-grade Lubrajel products.

4.	Industrial and other products: Sales of the Company's industrial products, as well as other miscellaneous products, for the three- and six-month periods ended June 30, 2019, decreased by $2,335 (5%) and $1,095 (2%), respectively, when compared with the corresponding periods in 2018. The Company believes that these changes were attributable to customer ordering patterns.

In addition to the changes in sales specified above, there were also increases in rebates and sales returns and allowances for both the three- and six-month periods ended June 30, 2019, with those items increasing by $37,512 and $79,405, respectively, compared with the corresponding periods in 2018. The increases for both periods were due to (a) increases in VA rebates due to increased sales of the Company’s pharmaceutical products to the VA; (b) increases in Medicare and Medicaid rebates paid to various states in connection with the sale of the Company’s pharmaceutical products; and (c) an increase in allowances for outdated material returns. As the Company’s sales of its pharmaceutical products increase, the returns and allowances and rebates all increase accordingly, since they are directly related to sales volume.

Cost of Sales

Cost of sales as a percentage of sales increased from 40% in the second quarter of 2018 to 45% in the second quarter of 2019. For the first six months of 2019 cost of sales as a percentage of sales increased from 40% to 43% compared with the first six months of 2018. The increases in both periods were the result of an increase in sales of Renacidin, one of the Company’s pharmaceutical products, which carries a higher production cost than most of the Company’s other products. In addition, there were decreases in sales volumes of some of the Company’s more profitable personal care products in both the second quarter and first six months of 2019.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, decreased by $32,326 (6%) for the second quarter of 2019, and by $9,478 (1%) for the first six months of 2019, compared with comparable periods in 2018. The decreases in operating expenses were primarily attributable to payroll and payroll related expenses. Operating expenses are expected to remain relatively consistent for the remainder of the year.

Research and Development Expenses

Research and development expenses increased by $2,561 (3%) for the second quarter of 2019 compared with the second quarter of 2018, and decreased by $445 (1%) for the first six months of 2019 compared with the first six months of 2018. The increase in the second quarter of 2019 was primarily due to an increase in payroll and payroll related expenses.

Investment Income

Investment income decreased by $7,836 (14%) for the second quarter of 2019 compared with the second quarter of 2018, and decreased by $10,451 (10%) for the first half of 2019 compared with the same period in 2018. These decreases were due to a decrease in dividend income from stock and bond mutual funds compared to the same periods in 2018. During 2019, the Company divested a portion of its equity mutual funds and reinvested in U.S. Treasury Bills, which yielded somewhat lower returns.

Net gain (loss) on marketable securities

Net gain (loss) on marketable securities increased by $105,105 and $497,449 for the second quarter and first six months, respectively, of 2019, compared with the same periods in 2018. These increases were due to the Company recognizing gains (both realized and unrealized) on its stock and bond mutual funds in both periods in 2019, compared with losses (both realized and unrealized) in the comparable periods in 2018.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first half of 2019 and 2018. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $10,320,949 at December 31, 2018 to $10,103,060 at June 30, 2019, a decrease of $217,889. The current ratio decreased from 8.6 to 1 at December 31, 2018 to 7.3 to 1 at June 30, 2019. The decrease in working capital and the current ratio was primarily due to an increase in accrued expenses. The increase in accrued expenses was primarily due to an increase in accruals for bonuses, the Company’s 401(k) contribution and insurance.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2019.

The Company generated cash from operations of $2,642,812 and $2,716,353 for the first half of 2019 and 2018, respectively. The decrease from 2018 to 2019 was primarily due to the decrease in net income.

Cash provided by investing activities for the first half of 2019 was $242,704, and cash provided by investing activities in the first half of 2018 was $2,706,309. The decrease was primarily due to the timing of marketable security sales and reinvestments in 2019 compared with 2018.

Cash used in financing activities was $2,524,946 and $2,291,294 for the first half of 2019 and 2018, respectively. This increase was due to an increase in dividends paid to $0.55 per share in 2019 from $0.50 per share in 2018.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of other opportunities that may arise that are in the best interest of the Company and its shareholders.

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
Date: August 8, 2019