Form 10-Q
period 2019-09-30
UNITED GUARDIAN INC
filed 2019-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

(Registrant’s telephone number,

including area code)

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had 4,594,319 shares of common stock, $.10 par value per share, outstanding as of November 1, 2019.)

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2019	2018	2019	2018

Net Sales	$3,317,370	$3,344,374	$9,777,086	$10,666,525

Costs and expenses:
Cost of sales	1,386,948	1,197,448	4,142,616	4,101,973
Operating expenses	544,176	519,330	1,593,232	1,577,864
Research and development	104,800	98,301	297,304	291,250
Total costs and expenses	2,035,924	1,815,079	6,033,152	5,971,087
Income from operations	1,281,446	1,529,295	3,743,934	4,695,438

Other Income (expense):
Investment income	47,320	38,048	141,428	142,607
Net gain (loss) on marketable securities	25,499	99,145	369,542	(54,261)
Loss on trade-in of equipment	—	—	—	(12,837)
Total other income	72,819	137,193	510,970	75,509
Income before provision for income taxes	1,354,265	1,666,488	4,254,904	4,770,947

Provision for income taxes	284,394	349,964	883,529	1,001,899
Net Income	$1,069,871	$1,316,524	$3,371,375	$3,769,048

Earnings per common share
(Basic and Diluted)	$0.23	$0.29	$0.73	$0.82

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,794,583	$550,135
Marketable securities	7,744,695	7,622,196
Accounts receivable, net of allowance for doubtful accounts of $16,895 at September 30, 2019 and December 31, 2018	1,618,908	1,672,567
Inventories, net	1,273,992	1,482,151
Prepaid expenses and other current assets	170,568	159,364
Prepaid income taxes	98,311	200,687
Total current assets	12,701,057	11,687,100

Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,482,236	4,406,174
Building and improvements	2,830,182	2,801,582
Total property, plant, and equipment	7,381,418	7,276,756
Less: Accumulated depreciation	6,567,339	6,448,831
Total property, plant, and equipment, net	814,079	827,925

Other assets, net	18,530	29,647
TOTAL ASSETS	$13,533,666	$12,544,672

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$307,845	$186,797
Accrued expenses	1,080,999	1,040,635
Dividends payable	140,649	138,719
Total current liabilities	1,529,493	1,366,151

Deferred income taxes	234,736	253,583

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value 10,000,000 shares authorized 4,594,319 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	459,432	459,432
Retained earnings	11,310,005	10,465,506
Total stockholders’ equity	11,769,437	10,924,938

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,533,666	$12,544,672

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance, January 1, 2019	4,594,319	$459,432	$—	$10,465,506	$10,924,938
Net income	—	—	—	1,222,694	1,222,694
Balance, March 31, 2019	4,594,319	$459,432	$—	$11,688,200	$12,147,632
Net income	—	—	—	1,078,810	1,078,810
Dividends declared and paid ($0.55 per share)	—	—	—	(2,524,946)	(2,524,946)
Dividends declared but not paid ($0.55 per share)	—	—	—	(1,930)	(1,930)
Balance, June 30, 2019	4,594,319	$459,432	$—	$10,240,134	$10,699,566
Net income	—	—	—	1,069,871	1,069,871
Balance, September 30, 2019	4,594,319	$459,432	$—	$11,310,005	$11,769,437

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

	Common stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Income	Earnings	Total
Balance, January 1, 2018	4,594,319	$459,432	$466,025	$10,471,185	$11,396,642
Reclassification of accumulated other comprehensive income to retained earnings in accordance with ASU 2016-01 (See Note 7)	—	—	(466,025)	466,025	—
Net income	—	—	—	1,059,862	1,059,862
Balance, March 31, 2018	4,594,319	$459,432	$—	$11,997,072	$12,456,504
Net income				1,392,662	1,392,662
Dividends declared and paid ($0.50 per share)	—	—	—	(2,291,294)	(2,291,294)
Dividends declared but not paid ($0.50 per share)	—	—	—	(5,867)	(5,867)
Balance, June 30, 2018	4,594,319	$459,432	$—	$11,092,573	$11,552,005
Net income	—	—	—	1,316,524	1,316,524
Balance, September 30, 2018	4,594,319	$459,432	$—	$12,409,097	$12,868,529

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2019	2018
Cash flows from operating activities:
Net income	$3,371,375	$3,769,048
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation and amortization	129,625	143,896
Net (gain) loss on marketable securities	(369,542)	54,261
Loss from trade-in of equipment	—	12,837
Deferred income taxes	(18,847)	(11,825)
Increase (decrease) in operating assets:
Accounts receivable	53,659	217,242
Inventories	208,159	(125,195)
Prepaid expenses and other current assets	(11,204)	16,248
Prepaid income taxes	102,376	(5,427)
Other assets	—	15,000
Increase (decrease) in operating liabilities:
Accounts payable	121,048	(231,311)
Accrued expenses	40,364	109,544
Income taxes payable	—	(55,848)
Net cash provided by operating activities	3,627,013	3,908,470
Cash flows from investing activities:
Acquisition of property, plant and equipment	(104,662)	(66,500)
Proceeds from sale of marketable securities	11,359,973	4,947,370
Purchases of marketable securities	(11,112,930)	(6,497,347)
Net cash provided by (used in) investing activities	142,381	(1,616,477)
Cash flows from financing activities:
Dividends paid	(2,524,946)	(2,291,294)
Net cash used in financing activities	(2,524,946)	(2,291,294)
Net increase in cash and cash equivalents	1,244,448	699
Cash and cash equivalents at beginning of period	550,135	724,721
Cash and cash equivalents at end of period	$1,794,583	$725,420
Non-cash investing activities:
Cost of equipment traded in (net)	$—	$39,837
Supplemental disclosure of cash flow information:
Taxes paid	$800,000	$1,075,000
Supplemental disclosure of non-cash dividends payable	$1,930	$5,866

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

Interim condensed financial statements of the Company are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2019 (also referred to as the "third quarter of 2019" and the "first nine months of 2019", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2019. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2018. Unless indicated otherwise, references herein to “Sales” or “sales”, shall refer to net sales. When changes are shown as percentages, the number is approximate, and has been rounded from one decimal place to the nearest whole number.

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

In accordance with ASC Topic 606 “Revenue from Contracts with Customers”, for the three and nine months ended September 30, 2018 the Company reclassified certain sales rebates from Cost of Sales to Net Sales, in the amounts of $69,628 and $226,207, respectively. The reclassification had no effect on gross profit, net income, the provision for income taxes or earnings per share for either period. See Note 5 for further discussion regarding ASU Topic 606.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of September 30, 2019 and December 31, 2018, the allowance for doubtful accounts receivable amounted to $16,895. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers actually taking the discounts, the discounts are recorded when they are taken.

The Company has contracts with certain of its pharmaceutical distributors that entitle them to distribution- and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated sales by product class is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Personal Care	$1,447,624	$1,841,937	$4,535,296	$6,291,783
Pharmaceutical	1,132,303	932,222	3,014,656	2,568,095
Medical	688,301	525,568	2,106,482	1,689,397
Industrial and other	49,142	44,647	120,652	117,250
Total Sales	$3,317,370	$3,344,374	$9,777,086	$10,666,525

Disaggregated sales by geographic region is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
United States*	$2,763,003	$2,729,992	$7,912,571	$8,723,224
Other countries	554,367	614,382	1,864,515	1,943,301
Total Sales	$3,317,370	$3,344,374	$9,777,086	$10,666,525

* U.S.-based Ashland Specialty Ingredients (“ASI”) is the largest of six marketing partners the Company uses to market and distribute some of its products. Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A significant percentage of the products are subsequently shipped by ASI to foreign customers. Based on sales information provided to the Company by ASI, in the third quarter of 2019 approximately 83% of ASI’s sales of the Company’s products were to foreign customers, with China representing 46% of ASI’s total sales of the Company’s products. By comparison, in the third quarter of 2018 approximately 86% of ASI’s sales of the Company’s products were to foreign customers, with China representing 49% of ASI’s total sales of the Company’s products. For the first nine months of 2019, approximately 74% of ASI’s sales of the Company’s products were to foreign customers, with China representing 50% of ASI’s total sales of the Company’s products. By comparison, in the first nine months of 2018 approximately 72% of ASI’s sales of the Company’s products were to foreign customers, with China representing 53% of ASI’s total sales of the Company’s products.

For the three months ended September 30, 2019 and 2018, approximately 17% and 18%, respectively, of the Company’s sales were to (a) its five foreign-based marketing partners, which marketed and distributed the Company’s personal care products to customers outside the U.S, and (b) a few foreign customers for the Company’s medical products. For the nine-month periods ended September 30, 2019 and 2018 those foreign sales were 19% and 18%, respectively.

6.	Cash and Cash Equivalents

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company’s cash and cash equivalents:

	September 30, 2019	December 31, 2018
Demand Deposits	$1,045,785	$550,135
U.S. Treasury Bills (2-month maturity)	748,798	—
Total cash and cash equivalents	$1,794,583	$550,135

The U.S Treasury Bills are purchased directly from the U.S. Government and are not able to be traded before their maturity date. At September 30, 2019 the fair value of these treasury bills approximated their cost of $748,798.

7.	Marketable Securities

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

In addition, the disaggregated net gains and losses on the marketable securities recognized in the income statements for the three- and nine-month periods ended September 30, 2019 and 2018, respectively are as follows:

	Three months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Net gains (losses) recognized during the period on marketable securities	$25,499	$99,145	$369,542	$(54,261)
Less: Net losses recognized during the period on marketable securities sold during the period	—	(115,328)	(247,499)	(2,052)
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	$25,499	$(16,183)	$122,043	$(56,313)

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

The following tables summarize the Company’s investments:

September 30, 2019 (Unaudited)

Debt Securities	Cost	Fair Value	Unrealized Gain

U.S Treasury Bills (maturities of greater than three months up to one year)	$4,710,032	$4,710,032	$—
Total debt securities	4,710,032	4,710,032	—

Equity Securities

Fixed income mutual funds	2,054,744	2,217,322	162,578
Equity and other mutual funds	605,313	817,341	212,028
Total equity securities	2,660,057	3,034,663	374,606
Total marketable securities	$7,370,089	$7,744,695	$374,606

December 31, 2018 (Audited)

Debt Securities	Cost	Fair Value	Unrealized Gain

U.S Treasury Bills (maturities of greater than three months up to one year)	$3,742,681	$3,742,681	$—
Total debt securities	3,742,681	3,742,681	—

Equity Securities

Fixed income mutual funds	2,408,799	2,409,213	414
Equity and other mutual funds	1,218,153	1,470,302	252,149
Total equity securities	3,626,952	3,879,515	252,563
Total marketable securities	$7,369,633	$7,622,196	$252,563

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S. Treasury Bills and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $11,359,973 for the nine months ended September 30, 2019, which included realized gains of $247,499. Proceeds from the sale and redemption of marketable securities amounted to $4,947,370 for the nine months ended September 30, 2018, which included realized gains of $2,052.

8.	Inventories

	September 30,	December 31,
	2019	2018
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$398,560	$467,842
Work in process	68,711	30,057
Finished products	806,721	984,252
Total inventories	$1,273,992	$1,482,151

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories at September 30, 2019 and December 31, 2018 are net of a reserve of $20,000 for each period, for slow moving and obsolete inventory. At September 30, 2019 and December 31, 2018, the Company had an allowance of $ 216,312 and $160,533, respectively, for possible outdated material returns.

9.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2019 and December 31, 2018, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30 comprises the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Provision for federal income taxes - current	$258,169	$329,574	$902,376	$1,013,725
Provision for federal income taxes - deferred	26,225	20,390	(18,847)	(11,826)
Total provision for income taxes	$284,394	$349,964	$883,529	$1,001,899

10.	Defined Contribution Plan

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

For the three-month periods ended September 30, 2019 and 2018, the Company accrued for discretionary contributions to the DC Plan in the amount of $35,000 and $35,417, respectively. For the nine-month periods ended September 30, 2019 and 2018, the Company accrued for discretionary contributions to the DC Plan in the amount of $110,000 and $114,584, respectively. In the first nine months of 2019 and 2018, the Company did not make any discretionary contribution payments to the DC Plan.

11.	Related-Party Transactions

During the nine-month period ended September 30, 2019 the Company made payments of $6,500 to the accounting firm Bonamassa, Maietta and Cartelli, LLP (“Bonamassa”) for accounting and tax services. There were no payments made to Bonamassa during the three-month period ended September 30, 2019. For the three-month and nine-month periods ended September 30, 2018, the Company made payments of $6,500 and $6,500, respectively, for accounting and tax services to Bonamassa. Lawrence Maietta, a partner in Bonamassa, is a director of the Company.

12.	Other Information

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2019	2018
Accrued Expenses	(Unaudited)	(Audited)

Bonuses	$108,000	$242,000
Distribution fees	286,321	315,242
Payroll and related expenses	199,306	159,385
Reserve for outdated material	216,312	160,533
Company 401(k) contribution	110,000	----
Audit fee	57,250	43,668
Insurance	26,442	—
Annual report expenses	49,675	66,618
Computer services	—	16,593
Sales rebates	16,600	15,000
Other	11,093	21,596
Total Accrued Expenses	$1,080,999	$1,040,635

13.	Recent Accounting Pronouncements

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

14.	Concentrations of Credit Risk

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less when purchased. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2019, approximately $928,000 exceeded the FDIC limit.

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

For the three months ended September 30, 2019 and 2018 one of the Company’s personal care product marketing partners and one of its pharmaceutical distributors together accounted for 51% and 58%, respectively, of the Company’s gross sales. For the nine months ended September 30, 2019 and 2018, that marketing partner and pharmaceutical distributor together accounted for 52% and 58%, respectively, of the Company’s gross sales. The same marketing partner and pharmaceutical distributor accounted for 49% and 51% of the Company’s accounts receivable at September 30, 2019 and September 30, 2018, respectively.

15.	Earnings Per Share

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

For the three-month periods ended September 30, 2019 and September 30, 2018, the Company’s basic and diluted earnings amounted to $ 0.23 and $0.29 per share, respectively. For the nine-month periods ended September 30, 2019 and September 30, 2018, the Company’s basic and diluted earnings amounted to $0.73 and $0.82 per share, respectively.

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, medical products, and proprietary specialty industrial products. All of the products that the Company manufactures, with the exception of Renacidin®, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its Lubrajel® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products, as well as medical lubricants. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of personal care products. Over the years the Company has relied on both patent protection and trade secret protection to protect its proprietary manufacturing processes and other intellectual property. There are no active patents at the current time.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2018, and a comparison of the results of operations for the three and nine months ended September 30, 2019 and September 30, 2018. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

RESULTS OF OPERATIONS

Sales

Sales for the third quarter of 2019 decreased by $27,004 (less than 1%) when compared with the same period in 2018. Sales for the first nine months of 2019 decreased by $889,439 (8%) as compared with the corresponding period in 2018. The decrease in sales for both the third quarter of 2019 and the first nine months of 2019 were attributable to changes in sales of the following product lines:

Personal care products:

a)	Third quarter sales: For the third quarter of 2019, the Company’s sales of personal care products decreased by $394,313 (21%) when compared with the third quarter of 2018. The decrease in third quarter sales was due primarily to a decrease of $330,572 (22%) in sales of the Company’s personal care products to ASI. This was primarily the result of a decrease in demand for some of the Company’s products in China in 2019 compared with 2018. Based on information provided to the Company by ASI, the Company’s marketing partners in China, the reduced sales were the result of both a softening of the market in China for a particular line of cosmetic products in which the Company’s products were being used, as well as continuing competition from lower-priced Asian competitors. The Company continues to work closely with ASI to price the Company’s products as competitively as possible in order to better compete with lower-cost Asian competitors, and it recently provided ASI with reduced pricing on some of its products, which it hopes will enable it to recover some of the business it has lost to some of the lower-cost competitors.

Third quarter sales to the Company’s five other marketing partners, as well as to three small direct personal care customers, decreased by $63,741 (19%) compared with the third quarter of 2018, with sales to the Company’s marketing partners in the UK, Switzerland and France decreasing by $82,300 (33%), and sales to the Company’s marketing partners in Korea and Italy and the three direct personal care customers increasing by a total of $18,559 (71%). The Company believes that the decline in sales in Europe has been due primarily to increased competition from Asian competitors selling similar, although not necessarily identical, products at lower prices, but sales have also been negatively impacted by the economic conditions in some parts of Europe.

b)	Nine-month sales: For the first nine months of 2019 the Company’s sales of personal care products decreased by $1,756,487 (28%) when compared with the same period in 2018. This decrease was due primarily to a decrease of $1,355,465 (27%) in shipments of the Company's extensive line of personal care products to ASI. The primary reason for the decrease in sales for the nine-month period was the same as for the sales decrease in the third quarter, with lower sales to ASI resulting from the reduction in demand in China.

Sales for the first nine months of the year of the Company’s personal care products to the Company’s five other marketing partners, as well as to the three direct personal care customers, decreased by $401,022 (33%) compared with the same period in 2018. Nine-month sales to the Company’s marketing partners in Korea decreased by $177,272 (67%), while combined sales to the Company’s four marketing partners in Europe, as well to the three direct personal care product customers, decreased by $223,750 (23%).

The Company’s sales in Korea over the past year have declined significantly, and, as a result, the Company has notified its Korean marketing partner that it will be terminating that distributor’s marketing rights in Korea effective as of the end of this year. The Company has contracted with ASI to take over responsibility for marketing the Company’s products in Korea, and those marketing efforts by ASI began in October. The Company’s current marketing partner is cooperating with the Company in making this change, and the Company is working closely with both ASI and its current marketing partner in Korea to assure a smooth transition. ASI has expressed confidence that ASI will be able to increase the Company’s sales in Korea, and the Company is hopeful that this change will enable the Company to recover some of the sales it has lost in Korea, despite the challenging business environment there.

Pharmaceuticals:

For the third quarter of 2019 sales of the Company’s pharmaceutical products increased by $200,081 (21%) when compared with the third quarter of 2018. For the nine-month period ended September 30, 2019 sales of the Company’s pharmaceutical products increased by $446,561 (17%) when compared with the first nine months of 2018, primarily due to gross sales of Renacidin increasing by $155,142 (15%) for the third quarter and by $468,027 (16%) for the nine-month period. The Company believes that this increase was the result of its increased marketing efforts for Renacidin, primarily through its launch of a website dedicated to Renacidin and its initiation of internet advertising.

Medical (non-pharmaceutical) products:

Sales of the Company’s medical products increased by $162,733 (31%) for the third quarter of 2019, and by $417,085 (25%) for the nine-month period ended September 30, 2019, compared with the comparable periods in 2018. The increase in medical product sales for both periods was primarily attributable to the increase in sales in one of the Company’s medical-grade Lubrajel products.

Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, increased by $4,495 (10%) and by $3,402 (3%) for the three and nine months, respectively, ended September 30, 2019, when compared to the corresponding periods in 2018. These changes are primarily attributable to customer ordering patterns.

Although pharmaceutical sales for the three-month period ended September 30, 2019 increased, there was a decrease of $44,321 in the Company’s provision for rebates, sales returns, and allowances, compared with the comparable period in 2018. While these provisions are primarily related to pharmaceutical sales, the decrease for the three-month period was due to a decrease in allowances for outdated material returns and distribution fees. For the nine-month period ended September 30, 2019, this provision increased by $35,083 compared with the corresponding period in 2018. This increase was due primarily to (a) increases in VA rebates due to increased sales of the Company’s pharmaceutical products to the VA; and (b) increases in Medicare and Medicaid rebates paid to various states in connection with the sale of the Company’s pharmaceutical products.

Cost of Sales

Cost of sales as a percentage of sales increased from 36% in the third quarter of 2018 to 42% in the third quarter of 2019. For the first nine months of 2019, cost of sales as a percentage of sales increased from 38% to 42% compared with the first nine months of 2018. The increases in both periods were the result of an increase in sales of Renacidin, one of the Company’s pharmaceutical products, which carries a higher production cost than most of the Company’s other products. In addition, there were decreases in sales volumes of some of the Company’s more profitable personal care products in both the third quarter and first nine months of 2019.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $24,846 (5%) for the third quarter of 2019, and by $15,368 (1%) for the first nine months of 2019, compared with comparable periods in 2018. The increases in operating expenses were primarily attributable to an increase in IT expenses and advertising expenses. Operating expenses are expected to remain relatively consistent for the remainder of the year.

Research and Development Expenses

Research and development expenses increased by $6,499 (7%) for the third quarter of 2019, and by $6,054 (2%) for the first nine months of 2019 compared with the comparable periods in 2018. The increases for both periods were mainly due to an increase in payroll and payroll related expenses.

Investment Income

Investment income increased by $9,272 (24%) for the third quarter of 2019 compared with the third quarter of 2018, and decreased by $1,179 (less than 1%) for the first nine months of 2019 compared with the same period in 2018. The increase in the third quarter of 2019 was due to increased interest income recognized on U.S Treasury Bills that matured during the third quarter of 2019 compared to the same period in 2018. During 2019, the Company divested a portion of its stock and bond mutual funds and reinvested in U.S. Treasury Bills.

Net gain (loss) on marketable securities

Net gain (loss) on marketable securities decreased by $73,646 for the third quarter of 2019 compared with the same period in 2018. Net gain (loss) on marketable securities increased by $423,803 for the nine months ended September 30, 2019 compared with the same period in 2018. The decrease for the third quarter was due to the Company recognizing lower gains (both realized and unrealized) on its stock and bond mutual funds compared to the same period in 2018. The increase for the nine-month period ended September 30, 2019 was due to the Company recognizing increased gains (both realized and unrealized) compared to the same period in 2018.

Provision for income taxes

The Company's effective income tax rate was approximately 21% for the first nine months of 2019 and 2018. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10,320,949 at December 31, 2018 to $11,171,564 at September 30, 2019, an increase of $850,615. The current ratio decreased from 8.6 to 1 at December 31, 2018 to 8.3 to 1 at September 30, 2019. The increase in working capital was primarily due to an increase in cash and marketable securities. The decrease in the current ratio was primarily due to a decrease in inventories and an increase in accounts payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2019.

The Company generated cash from operations of $3,627,013 and $3,908,470 for the nine months ended September 30, 2019 and September 30, 2018, respectively. The decrease in cash from operations was primarily due to a decrease in net income.

Cash provided by investing activities for the nine-month period ended September 30, 2019 was $142,381. Cash used in investing activities for the nine-month period ended September 30, 2018 was $1,616,477. The increase was primarily due to the increase in U.S. Treasury Bill maturities during the nine-month period in 2019 and increased marketable security purchases when compared to sales in the comparable period in 2018.

Cash used in financing activities was $2,524,946 and $2,291,294 for the nine months ended September 30, 2019 and September 30, 2018, respectively. The increase was due to an increase in the dividends paid per share from $0.55 per share in 2019 to $0.50 per share in 2018.

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

Date: November 7, 2019