Form 10-K
period 2019-12-31
UNITED GUARDIAN INC
filed 2020-03-26
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 1-10526

UNITED-GUARDIAN, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-1719724
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

230 Marcus Blvd., Hauppauge, NY	11788
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (631) 273-0900

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.10 par value	UG	The NASDAQ Global Market

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant's common stock held by non-affiliates (based on the closing sales price of such shares on The NASDAQ Global Market (“NASDAQ”) on such date) was approximately $ 49,130,907. (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of March 1, 2020, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III (portions of Item 10, as well as Items 11, 12, and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 2020 annual meeting of stockholders ("2020 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after Registrant's fiscal year end.

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

(a) Introduction

United-Guardian, Inc. ("United", "Registrant", or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products.

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

The Company has a broad range of products, some of which are currently marketed and some of which are still in the research and development stage. Of the products being actively marketed, the two largest product lines are the Lubrajel® line of cosmetic ingredients and medical lubricants, which accounted for 67% of the Company's sales in 2019, and Renacidin® Irrigation Solution (“Renacidin"), a pharmaceutical product that accounted for 26% of the Company's sales in 2019.

UNITED-GUARDIAN, INC.

Unless indicated otherwise, all references in this Annual Report to “sales” or “Sales” shall mean net sales. When changes are shown as percentages, the number is approximate and has been rounded from one decimal place to the nearest whole number.

(b) Description of Business

The Company manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic ingredients. The Company focuses on the development of products that fill unmet market needs, have unique properties, and use proprietary technology that it sometimes protects with patents. Many of the Company's products are marketed through collaborative agreements with larger companies. The cosmetic ingredients manufactured by the Company are marketed to end users through the Company's worldwide network of marketing partners and distributors, and are currently used by many of the major manufacturers of cosmetic products. The Company sells products outright to its marketing partners, Ex Works (EXW) the Company’s plant in Hauppauge, New York. Those marketing partners in turn resell those products to their customers, who are typically the manufacturers and marketers of cosmetic and personal care products, and who in turn utilize the Company’s products in their finished products. The products are not sold on a consignment basis, so unless a product is determined to be defective it is not returnable, except at the discretion of the Company.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical products, and industrial products. Each product category is marketed differently.

The Company’s cosmetic ingredients are currently marketed globally by five marketing partners, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. During most of 2019 the Company also had a separate marketing partner for Korea, but at the end of 2019 that territory was transferred to ASI. ASI manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other specialty products. The Company’s cosmetic ingredients are sold directly to those marketing partners, which in turn resell those products to their customers for use in the formulation of one or more of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as “medical products”) and its specialty industrial products are sold directly by the Company to marketers of finished products or to the contract manufacturers utilized by those marketers. The Company’s pharmaceutical products are marketed primarily through its dedicated Renacidin web site and by online promotion and are sold to hospitals and pharmacies primarily through full-line drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as with comparable regulatory agencies in some foreign countries. The Company has a corporate web site at www.u-g.com, and a specific web site for one of its pharmaceutical products at www.renacidin.com.

PRODUCTS

As stated above, the Company operates in one business segment, and its product lines are separated into four distinct product categories:

UNITED-GUARDIAN, INC.

COSMETIC INGREDIENTS

LUBRAJEL® is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products. In the personal care industry, they are used primarily as moisturizers and as bases for other personal care products, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. The largest product by sales in the Lubrajel cosmetic ingredient line in 2019 was Lubrajel Oil, followed by Lubrajel PF (also sold under the trade name “Norgel”). Some other formulations of Lubrajel that are sold for cosmetic use (all using the Lubrajel name), in descending order of sales, are MS, CG ,DV and NP. In addition, many of these products are available in equivalent formulations that do not contain parabens as the preservative, and instead use a different preservative system that is preferred by some customers. Those equivalent products are differentiated by adding the word “Free” after the name (for example, Lubrajel MS Free and DV Free), indicating that those formulations are free of parabens.

LUBRAJEL PF and NORGEL are different from the other products in the Lubrajel line in that they are completely preservative-free forms of Lubrajel. Tests have shown that these products self-preserve, and aid in the preservation of other personal care products with which they are formulated. The products are marketed under the Lubrajel PF tradename in all geographic markets other than France, where they are marketed under the tradename “Norgel” by Societe D'Etudes Dermatologiques ("Sederma"), a subsidiary of Croda International Plc (“Croda”). Sederma is the Company's exclusive marketing partner and distributor of the Company’s cosmetic ingredients in France and, along with its parent company, Croda, is a major supplier of specialty cosmetic ingredients to the personal care products industry. Sales of these two products decreased by 5% in 2019 compared with 2018.

LUBRAJEL NATURAL was the first product in a line of Lubrajel products for cosmetic use that are produced using only ingredients that are considered “natural”. This product, as well as the additional “natural” products under development (see “Development Activities” below) are based on natural polysaccharides, which contribute moisturization, emulsion stabilization, and emolliency to personal care products, particularly creams and lotions. Ecocert, one of the global organizations authorized to certify natural and organic products, has certified that Lubrajel Natural complies with the Cosmetic Organic and Natural Standard (“COSMOS”), indicating that the product is suitable for use in natural and organic cosmetic products. This product is now being actively marketed, but sales in 2019 decreased by 33% from 2018.

LUBRAJEL MARINE™ is the second product that the Company developed for its new line of products that use only “natural” ingredients. It was formulated using naturally-derived polysaccharides, with some of the ingredients sourced from marine vegetation. This product was developed jointly with ASI, and for that reason is being marketed globally on an exclusive basis by ASI. Like the original Lubrajel Natural, this product has received COSMOS certification for use in natural and organic cosmetic products This product is being actively marketed by ASI, and while sales have not attained the levels that the Company had originally hoped for, there has been a recent increase in orders, and the Company is still hopeful that sales of this product will increase in the next year or two as the interest in natural products in the marketplace continues to grow.

Total sales of the Company's cosmetic ingredients decreased by $1,152,164 (15%) for the year ended December 31, 2019 when compared with 2018, and accounted for approximately 47% of total Company sales in 2019 compared with 56% in 2018. The Company’s Lubrajel line of cosmetic ingredients represented 46% of total Company sales in 2019, compared with 55% in 2018.The decrease was primarily due to a decrease in sales of Lubrajel products to ASI for distribution in China, and a decrease in sales to ASI of a different Lubrajel product for distribution in North America.

UNITED-GUARDIAN, INC.

Each of the following cosmetic ingredients accounted for less than 2% of the Company’s sales in 2019, listed in descending order of sales.

LUBRASIL™ is a special formulation of Lubrajel in which silicone oil is incorporated into a Lubrajel base using proprietary technology, thereby maintaining much of the clarity of regular Lubrajel. The product has a silky feel, and is water resistant while at the same time providing moisturization. The current Lubrasil formulation is known as Lubrasil II SB, which contains substantially higher levels of silicone than the original Lubrasil formulation. Sales of this product decreased by 7% from 2019.

LUBRAJEL II XD is a version of Lubrajel that was developed to be a direct replacement for one of the competitive products to Lubrajel. There is also a paraben-free version of this product known as Lubrajel II XD Free. Sales of Lubrajel II XD and Lubrajel II XD Free decreased by 5% in 2019.

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

The Company believes that its ability to maintain and/or increase sales of its cosmetic ingredients will depend on (a) the ability and determination of its marketing partners, especially its largest marketing partner, ASI, to continue to aggressively promote the Company’s products, particularly to new customers, and to find new marketing opportunities; (b) the Company's success in developing additional new products, including new varieties of Lubrajel, as well as new applications for existing products; and (c) the ability of the Company to find ways to compete with manufacturers of some lower-cost competitors to Lubrajel that have negatively impacted the sales of the Company’s cosmetic ingredients. In particular, the Company has experienced significant pricing pressure from competitive products being marketed in China by some Asian manufacturers. These lower-cost competitive products are likely to continue to negatively impact the Company’s profit margins on some of its products in certain geographic areas.

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

MEDICAL LUBRICANTS

LUBRAJEL RR and RC are both water-based gels used primarily as lubricants for urinary catheters. They are special grades of Lubrajel that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. Lubrajel RR was the original radiation-resistant Lubrajel product. Lubrajel RC was developed as a lower-cost alternative to the Lubrajel RR for those customers who are in more cost-sensitive markets. Sales of Lubrajel RR increased by 4% in 2019 compared with 2018, and sales of Lubrajel RC increased by 18%. The Company believes that both increases were primarily the result of normal fluctuations in the buying patterns of the customers for this product. The combined sales of both products accounted for 10% of the Company’s sales in 2019.

UNITED-GUARDIAN, INC.

LUBRAJEL MG is the original form of Lubrajel, developed as a medical lubricant in the 1970s. It is used by many medical device manufacturers for lubricating urinary catheters, pre-lubricated enema tips, and other medical devices. Sales increased by 58% in 2019 compared with 2018. Most of this increase was due to increased sales to several of the customers for this product. Two of those customers are contract manufacturers that manufacture and package products for other companies, and both acquired new customers for this product in 2019.

LUBRAJEL LC and LUBRAJEL FA are Lubrajel formulations that were developed for use in oral care applications. Combined sales for these products decreased by 1% compared with 2018, due primarily to fluctuations in the buying patterns of its customers for those products.

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

Sales of all of the medical grades of Lubrajel increased by 38% in 2019 compared with 2018 and accounted for approximately 22% of the Company’s sales in 2019 compared with approximately 15% in 2018.

PHARMACEUTICAL

RENACIDIN® is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and in the urinary bladder. It is currently marketed in a plastic 30 mL single-dose bottle. Sales of Renacidin increased by approximately 19% in 2019 compared with 2018, and represented approximately 26% of total Company sales. The Company believes that the increase was due to increased marketing efforts for this product, including a new dedicated web site, as well as an increase in the Company’s internet advertising.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of Clorpactin have been very consistent from year-to-year. In 2019, sales increased by approximately 4% and represented approximately 4% of the Company’s sales. The Company believes that the increase was due to normal year-to-year fluctuations rather than any significant trend in sales.

The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) they are outdated (but not more than one year after their expiration date, which is a return policy that conforms to standard pharmaceutical industry practice).

UNITED-GUARDIAN, INC.

INDUSTRIAL

DESELEX™ is a sequestering and chelating agent that is used primarily as a replacement for phosphates in the manufacture of detergents. It also has some use in personal care products as a chelating agent in shampoos and body washes. Sales of this product decreased by 8% but represent less than 1% of Company sales.

THOROCLENS is a chlorine-based cleanser manufactured and packaged by the Company for a small company in New England that resells the product to its customers. Sales of this product increased by 7% in 2019, but, as with Deselex, represent less than 1% of Company sales.

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

If the initial development work is successful, and the estimated costs of further development are acceptable to the Company, further development work to bring the product to market will continue, including scaling up from laboratory production batches to pilot batches to full-scale production batches. In the case of drug products or medical devices, significant additional work would have to be done, including studies to determine safety and effectiveness, preparation of an Investigational New Drug (IND) Application, and finally the filing of an NDA. Because of the high cost of bringing new drugs or medical devices to market, and the Company’s limited resources, the Company does not currently have plans to develop any new drugs or medical devices, and intends to focus its research and development efforts on the development of new and innovative products for the personal care and medical (non-drug) markets.

While there can be no assurance that any particular project will result in a new marketable product or a commercially successful product, the Company believes that a number of its development projects, including those discussed below, may have commercial potential if the Company's development efforts are successful.

The Company's major research focus is on the development of new and unique cosmetic ingredients. The following are some of the projects on which the Company is currently working:

LUBRAJEL OIL PF: This product was developed as a result of the high demand for the Company’s very popular Lubrajel Oil. Unlike that product, this formulation will be preservative-free, which enables formulators to use their own preservative systems without having to account for preservatives already incorporated into the product. This approach has been very successful with the Company’s regular Lubrajel PF, and the Company is hopeful that a preservative-free formulation of Lubrajel Oil will also be successful. The Company has completed the testing on this product, and plans to launch it at the In-Cosmetics conference in Barcelona in April 2020.

UNITED-GUARDIAN, INC.

LUBRAJEL II XD PF: Like the Lubrajel Oil PF, this product was developed to meet the continuing market demand for preservative-free products. Current formulators are moving from conventional preservative systems to more natural methods of preservation. Eliminating the preservatives enables a formulator to choose the preservative system that is best for their final application. Prototypes of this product have been developed and are currently undergoing sensory testing.

LOWER-COST LUBRAJEL: Based on feedback from its marketing partners, the Company believes that there could be significant market potential for a version of Lubrajel that can be produced and marketed at a lower cost than the current line of Lubrajel products. There are certain global markets that are not suitable for the current price points for Lubrajel, and the Company believes that the development of a lower-priced Lubrajel could open these new markets for the Company. The idea for a lower-cost Lubrajel has been reviewed and evaluated by the Company for a number of years, but until now the Company did not have a clear path for the development of this product. It now believes that the time is right to focus on these development efforts. The Company’s goal is to understand the competitive market and develop a lower-cost product with comparable benefits to some of the Company’s other Lubrajel products but which will not take away sales from those other products. Prototypes are being developed and will undergo a series of tests to determine which formulation would be the most competitive. Once a prototype has been selected, samples will be sent to the Company’s marketing partners for evaluation.

OIL/WAX HYDRATION:  The concept for this product is an anhydrous textured gel that can be added to the oil phase of a cosmetic formula. Like many of the Company’s other “natural” products, this product has a high natural origin content based on ISO 16128, and, like the Company’s other natural products, is intended to be certified as a “natural” ingredient. Prototypes have been created and will undergo further testing and evaluation.

 LUBRAJEL 24:  The purpose of this project is to develop a product with 24-hour hydration. While the Company’s current water-based moisturizing products provide excellent hydration, the goal is to build upon that to produce a product with superior hydration that will last a full 24 hours. Prototypes have been developed and testing will be conducted to determine hydration benefits.

LUBRAJEL OIL NATURAL: This product was developed to be an addition to the Company’s “natural” line of products. It uses vegetable feedstock, and is based on polysaccharide chemistry. Modifications have been made over the past year to increase hydration and stabilize the emulsion. Like the Company’s other “natural” products, this product has been certified by Ecocert to comply with the COSMOS standards for use in natural and organic cosmetic products. The newest prototype has been sent to our marketing partners for their feedback.

LUBRAJEL TERRA™: The Company’s goal with this product was to further extend the Company’s line of products based on natural ingredients. In this case, the product uses plant-based materials. As with the Lubrajel Oil Natural, this product is based on polysaccharide chemistry. The Company is confident that the product will be certified by Ecocert to comply with the COSOMOS standard, and the necessary documentation for that certification will be submitted once the Company arrives at a final formulation.

It should be emphasized that some of the projects listed above are in the very early stages of research and development, and there can be no guarantee that any particular development project will result in a marketable product or in significant sales if it is marketed.

UNITED-GUARDIAN, INC.

The Company’s research and development expenses in 2019 were $397,391 compared with $399,517 in 2018. The Company expects its research and development expenses in 2020 to be comparable to those of 2019. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

DOMESTIC SALES

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”), for the marketing of the Company’s cosmetic ingredients in North, Central, and South America. Since that time this initial agreement has been modified and expanded multiple times (see “Marketing Agreements” below). ASI also has a non-exclusive right to sell certain of the Company's other industrial and medical products. It was also granted the exclusive right to market globally an oral care product, Lubrajel BA, which was specifically developed for ASI in 2012 but which, to date, has not had significant sales, and Lubrajel Marine, the second product in the Company’s Lubrajel Natural line of products. The current agreement with ASI automatically renewed on January 1, 2020 and will automatically renew again on January 1, 2022 unless either party chooses to terminate, which can be done by giving 60 days’ notice prior to the then expiration date.

Revenue from domestic sales of all Company products accounted for approximately 82% of the Company’s total sales in 2019, compared with 81% in 2018. Domestic sales of cosmetic ingredients accounted for approximately 40% of total Company sales in 2019, compared with 45% in 2018. Sales to the Company’s largest marketing partner, ASI, accounted for approximately 36% of total Company gross sales in 2019 and 42% of gross sales in 2018. Although a significant percentage of ASI’s purchases from the Company are ultimately sold to foreign customers, all sales to ASI are included in domestic sales revenue because all shipments to ASI are delivered to ASI’s warehouses in the U.S.

The Company’s pharmaceutical products are marketed only in the United States and are sold primarily through full-line drug wholesalers and accounted for approximately 30% of Company sales in 2019, and approximately 26% in 2018. Domestic sales of the Company's medical (non-pharmaceutical) products accounted for approximately 11% of Company sales in 2019 and 8% in 2018. Although all shipments of medical products to U.S. locations are considered “Domestic Sales”, a certain percentage of those shipments are subsequently shipped by some customers to foreign manufacturing facilities which then produce finished products that are marketed globally.

UNITED-GUARDIAN, INC.

Domestic sales of the Company’s specialty industrial products accounted for approximately 1% of Company sales in both 2019 and 2018. The medical and industrial products are sold directly to customers or their contract manufacturers, who incorporate these products into their finished products.

FOREIGN SALES

In 2019 and 2018, approximately 18% and 19%, respectively, of the Company’s sales revenue was from foreign sources and was derived from (a) sales of its cosmetic ingredients to the Company’s foreign marketing partners, which accounted for approximately 7% of Company sales in 2019 and 11% in 2018, and (b) sales of some of the Company’s medical products directly to certain customers in foreign countries, which accounted for approximately 11% of Company sales in 2019 and 8% in 2018.

Because all shipments to the Company’s largest marketing partner, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are included in “Domestic Sales”, even though a significant percentage of ASI’s sales of the Company’s products are to customers in foreign countries. Based on sales information provided to the Company by ASI, in both 2019 and 2018, 75% of ASI’s sales were to customers in foreign countries. ASI’s largest foreign market in both 2019 and 2018 was China, which accounted for approximately 49% of ASI’s sales of Company products in 2019 and 55% in 2018.

Since the Company sells its products in U.S. Dollars, the Company’s selling prices are not affected by fluctuations in foreign currency exchange rates, except to the extent that a stronger dollar compared with foreign currencies can make the Company’s products less competitive in foreign markets, sometimes requiring the Company to adjust its prices in order to be more competitive. In recent years sales have been negatively impacted by the strength of the U.S. Dollar relative to other currencies, particularly the Euro, which has resulted in some of the Company’s products being more price sensitive than they had been in the past. It has also enabled some of the Company’s competitors to take some market share from the Company in those markets.

SALES AND MARKETING

The Company markets its products through marketing partners and distributors, promotion on the Company’s web sites, and by internet advertising, and has some direct sales to customers as well. The cosmetic ingredients are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care product manufacturers for use in the formulation of one or more of their products. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, the U.S. Department of Veterans Affairs, and other government agencies. The medical and specialty industrial products are sold by the Company directly to the end users. The industrial products are older products that have limited marketability, but are still being sold to some long-time customers. They are not actively marketed, but are available for sale to any new customers.

MARKETING AGREEMENTS

The Company has a written marketing agreement only with ASI. All other marketing arrangements are subject to cancellation at any time by either the Company or the marketing partner. The marketing agreement with ASI gives it exclusive foreign marketing rights with the exception of the following territories, where the Company's other marketing partners have exclusive marketing rights: the United Kingdom (by The Azelis Group); France (by Sederma SAS, a subsidiary of Croda International Plc.); Italy (by Safic-Alcan); and Switzerland (by Azelis Cosmetics GmbH.). The Company previously had a separate marketing partner in Korea, but at the end of 2019 the marketing rights for Korea were transferred to ASI.

UNITED-GUARDIAN, INC.

The marketing agreement with ASI was entered into in 1994 with ISP, the predecessor company of ASI. That agreement set forth provisions under which ISP/ASI would market and distribute the Company's cosmetic ingredients, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. In 1996, the parties entered into another agreement, extending ASI’s distribution rights to the United States, Canada, Mexico, and Central and South America, and in December 2019 the marketing rights in Korea were transferred to ASI from the Company’s previous distributor for Korea. In July 2000, December 2002, December 2005, May 2010, November 2012, and November 2013 the parties entered into additional agreements that modified, extended, and consolidated the 1994 and 1996 agreements, and provided for automatic two-year renewals of ASI’s marketing rights unless either party terminated the arrangement upon 60 days’ notice. The agreement automatically renewed on January 1, 2012, 2014, 2016, 2018, and 2020 for additional two-year terms. The current contract ends on December 31, 2021.

The Company believes that in the event ASI were to cease marketing the Company's products alternative arrangements could be made with one of the other global marketers of cosmetic ingredients to continue to supply products to customers currently using the Company's products, without any significant interruption of sales.

RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has six major raw material vendors that together accounted for approximately 86% of the raw material purchases by the Company in 2019 and 80% in 2018.

INVENTORIES, RETURNS, and ALLOWANCES

It is important for the Company to maintain moderate inventory levels of certain of its finished goods in order to fulfill purchase orders in a timely manner. Historically, sufficient inventory levels, returns, and allowances have not been a significant factor in the Company's business.

BACKLOG

The Company currently does not have any significant backlog of orders.

SEASONALITY

Due to the nature of the Company's business and the types of products it markets it is not subject to any significant seasonal fluctuations in sales.

CUSTOMERS

The Company’s cosmetic ingredients are currently marketed and sold globally by five marketing partners. During most of 2019, the Company also had a separate marketing partner for Korea, but at the end of 2019 that territory was transferred to ASI. Those marketing partners in turn market and distribute those products to their customers. Although the Company depends on those marketing partners for the marketing and distribution of its cosmetic ingredients, it is confident that if any of its marketing partners were to decide not to sell the Company’s products, or if the Company chose to replace one or more of those marketing partners, it would be able to put in place new marketing agreements to service its customers in all of the geographic areas affected. If necessary, the Company would also be able to sell directly to the end users of its products until such time as a new marketing partner is put in place.

UNITED-GUARDIAN, INC.

The Company’s pharmaceutical products are sold to, and distributed by, full-line drug wholesalers throughout the United States. Its medical and specialty industrial products are sold directly by the Company to the end users of those products or, in some cases, to contract manufacturers used by some of those end users.

COMPETITION

The Company has some products or processes that are either proprietary or have some unique characteristics. Its Lubrajel line of products is well known globally and has a long-standing reputation for high quality. The Company believes that these characteristics will be advantageous to the Company in its continuing efforts to compete effectively with other companies marketing similar products. The pharmaceutical, health care, and cosmetic industries are all highly competitive, and during 2019 the Company experienced a high level of competition for its cosmetic ingredients both in the U.S. and in foreign markets. In 2019 the U.S. dollar continued to strengthen against many foreign currencies, which made the Company’s products less competitive in those markets. The Company believes that there will continue to be increased competition in coming years, especially from Asian competitors, and is working with ASI, its primary marketing partner, to address the issue and determine how the Company can make its products more competitive in the marketplace. The Company is aware that there are other domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, some of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established pharmaceutical, specialty chemical, personal care and health care companies that have greater capacity than the Company to develop and to commercialize types of products upon which the Company's research and development programs are based. The Company intends to focus its research efforts on the development of new and innovative products for which there is not the same competitive situation as there is for some of the Company’s older products, and is optimistic that the development of unique products, such as its focus on the development of products made exclusively with natural ingredients, will enable it to continue to compete in a market in which competition has become more of a factor than it had been in the past.

ISO 9001:2015 REGISTRATION

On July 23, 2018, the Company was certified by Underwriters Laboratories, Inc. to be in compliance with the latest ISO standard, ISO 9001:2015, indicating that the Company's documented procedures and overall operations had attained the high level of quality needed to comply with this current ISO certification level. From October 2009 to July 2018, the Company had been registered under the ISO 9001:2008 standard; from December 2003 to October 2009, the Company had been registered under the ISO 9001:2000 standard; and between November 1998 and December 2003 the Company had been registered under the ISO 9002 standard. The Company has been in continuous compliance with ISO standards since November 1998.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Products that may be developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the U.S. Food & Drug Administration (“FDA”), as well as state regulatory agencies. Products that may be developed and sold by the Company outside the United States may require approval from foreign regulatory agencies. Although the Company does not currently market any medical devices, if it were to do so a 510(k) pre-market notification to the FDA would be required to demonstrate that the device is at least as safe and effective as a legally marketed device. The Company would then need to receive clearance from the FDA prior to marketing the device. While the Company does not have any plans to develop new pharmaceutical products, if it decided to do so any new drug product would require clinical evaluation under an Investigational New Drug Application, and the subsequent submission to the FDA of a New Drug Application.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2019 and 2018, the Company incurred approximately $39,000 and $43,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

EMPLOYEES

The Company presently has 28 employees, 4 of whom serve in an executive capacity, 16 in research, quality control and manufacturing, 5 in maintenance and construction, and 3 in office and administrative support services. Of the total number of employees, 23 are full time.

POTENTIAL IMPACT OF CORONAVIRUS

The Company’s marketing partners sell the Company’s cosmetic ingredients and medical lubricants to customers in geographic areas that are currently being impacted by an outbreak of coronavirus, in particular China, Korea, and certain parts of Europe. It is likely that this outbreak will have some impact on the Company’s sales in these geographic areas, particularly in Asia. However, at the time of the Company’s filing of this Form 10-K it is not possible to determine the extent of that potential impact. With some businesses in the affected areas temporarily closing as a result of the spread of this virus, it is possible that payments from some customers may be delayed. The Company has also been informed by its marketing partners in Asia that there is an expectation on the part of cosmetic manufacturers doing business there that consumer sales of cosmetic products in some areas may decrease due to the temporary closing of stores and the reduction in tourism. As a result, it is believed that some manufacturers may temporarily reduce their purchases of raw materials used in the production of their cosmetics, including those materials sold by the Company. The Company is monitoring this situation closely to determine what impact, if any, this outbreak will have on its sales in the coming year.

Although the Company does source some of its raw materials from areas being impacted by the coronavirus, it has multiple sources for many, but not all, of its raw materials. For those it doesn’t it is increasing its inventory in case there is a temporary delay in obtaining some of those materials. While at the present time the Company’s production of cosmetic ingredients, as well as its other products, has not yet been impacted by the coronavirus, the situation is changing rapidly, both in the U.S. and overseas, and there is a possibility that businesses, including the Company’s business, might have to temporarily shut down, which could have a significant impact on sales until production can be resumed.

UNITED-GUARDIAN, INC.

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

Market Information

The Common Stock of the Company has traded on the NASDAQ Global Market since March 16, 2009, under the symbol "UG". From December 1, 2008 through March 13, 2009, following the merger of the American Stock Exchange with the New York Stock Exchange, the Company's Common Stock was traded on the NYSE Amex Stock Exchange under the same symbol. Prior to December 1, 2008, its stock traded on the American Stock Exchange under the same symbol.

UNITED-GUARDIAN, INC.

Holders of Record

As of March 2, 2020, there were 436 holders of record of Common Stock.

Cash Dividends

On May 15, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share, which was paid on June 14, 2019 to all stockholders of record as of May 31, 2019. On November 20, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share, which was paid on December 10, 2019 to all stockholders of record as of December 3, 2019.

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

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds, and U.S. Government securities. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. U.S Treasury Bills are considered debt securities and any realized gains or losses are reported in other comprehensive income. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2019 and 2018, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

UNITED-GUARDIAN, INC.

Revenue Recognition

The Company recognizes revenue from sales of its cosmetic ingredients, medical products, and industrial products at the time the products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss, control, and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of December 31, 2019 and December 31, 2018, the allowance for doubtful accounts receivable amounted to $21,178 and $16,895, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers actually taking the discounts, the discounts are recorded when they are taken.

The Company’s sales, as reported, are net of a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration, primarily related to the sale of the Company’s pharmaceutical products, includes chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with participation in Medicare and Medicaid programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to receive distribution and services-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

UNITED-GUARDIAN, INC.

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

Results of Operations

Year ended December 31, 2019 compared with the year ended December 31, 2018:

Sales

Sales increased from $13,445,565 in 2018 to $13,599,084 in 2019, an increase of $153,519 (1%). The increase was due primarily to increases in sales of the Company’s pharmaceutical products, primarily Renacidin, combined with an increase in sales of many of the Company’s medical products. Those increases were partially offset by decreases in sales of the Company’s cosmetic ingredients.

The net increase in sales was the result of the following specific changes in sales in the different product categories:

(a)	Cosmetic Ingredients:

Sales of the Company's cosmetic ingredients decreased from $7,529,487 in 2018 to $6,377,323 in 2019, a decrease of $1,152,164 (15%). The decrease was attributable primarily to decreases in sales of the Company’s Lubrajel products to ASI, the Company’s largest marketing partner. Sales to ASI decreased by $718,440 (12%) from $6,067,821 in 2018 to $5,349,381 in 2019. Aggregate sales to the Company’s other marketing partners decreased by $410,494 (29%) from $1,419,531 in 2018 to $1,009,037 in 2019. The largest decrease was to the Company’s former marketing partner in Korea, which saw a decrease in sales of $243,341(73%), from $331,788 in 2018 to $88,447 in 2019. There was also a decrease of $23,230 in sales of the Company’s cosmetic ingredients to three other direct customers of the Company.

UNITED-GUARDIAN, INC.

Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, in 2019 and 2018, 75% of ASI’s sales were to customers in foreign countries. ASI’s largest foreign market in both 2019 and 2018 was China, which accounted for approximately 49% of ASI’s sales in 2019 and 55% of sales in 2018.

The decrease in sales to ASI was primarily the result of a decrease in ASI’s sales of the Company’s cosmetic ingredients in China, which has been a significant market for the Company’s products over the past few years. Based on information provided to the Company by ASI, there have been two reasons for the decline in sales. First, there has been a decrease in demand for a cosmetic product line that had been using significant amounts of one of the Company’s Lubrajel products. While still a significant market, the demand for those products has declined somewhat over the past year. Second, the Company is competing with lower-priced manufacturers in Asia that are marketing competitive products and are able to sell those products at a lower price. The Company is working closely with ASI to be more competitive with those products, and is hopeful that it will be able to recover some of the business it has lost to these lower-cost producers.

Sales of the Company’s cosmetic ingredients in Europe decreased slightly in 2019 compared with 2018. There continues to be competition in Europe from Asian and European competitors selling copies of the Company’s products at much lower prices. The strengthening of the U.S. dollar relative to the Euro also contributed to the increasingly competitive situation in Europe. The Company continues to work closely with its marketing partners to be as competitive as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing in order to maintain and increase sales and bring in new customers. However, the Company expects the European market to remain very competitive based on the increasing sales of these lower-cost products, and for that reason is concentrating its R&D efforts on developing new and unique products that these other companies do not have. The Company expects to introduce several such products during 2020.

The Company has been informed by ASI, its current marketing partner in Korea, that sales of the Company’s products in Korea may be negatively impacted as a result of the spread of the coronavirus, since in Korea there has always been significant sales of cosmetic products to Chinese tourists. With the drastic reduction in travel by Chinese tourists there is an expectation on the part of cosmetic manufacturers that the demand for cosmetic products will decrease, especially if the virus continues to spread, which will mean that cosmetic manufacturers’ purchases of the raw materials used to make their cosmetic products, including those produced by the Company, will be reduced. The Company also believes that there is a strong possibility that sales in China, Korea, Europe, the U.S., and other parts of the world may be impacted as a result of temporary business closures and the suspension of normal activities due to the spread of the virus. It is too early to determine what the impact will be on the Company’s sales in the coming year, since that will depend to a large extent on the spread of the virus over the coming months.

Although the Company does source some of its raw materials from areas being impacted by the coronavirus, it has multiple sources for many, but not all, of its raw materials. For those it doesn’t it is increasing its inventory in case there is a temporary delay in obtaining some of those materials. While at the present time the Company’s production of cosmetic ingredients, as well as its other products, has not yet been impacted by the spread of the coronavirus, the situation is changing rapidly, both in the U.S. and overseas, and there is a possibility that businesses, including the Company’s business, might have to temporarily shut down, which could have a significant impact on sales until production can be resumed.

UNITED-GUARDIAN, INC.

Pharmaceuticals:

Sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, together increased by $581,099 (17%), from $3,510,720 in 2018 to $4,091,819 in 2019, with Renacidin accounting for most of the increase. Sales of Renacidin increased by $555,748 (19%) from $2,932,862 in 2018 to $3,488,610 in 2019, and accounted for approximately 26% of the Company’s sales in 2019, as compared with 22% in 2018. The Company believes that much of this increase has been the result of the increased awareness of the product by both patients, caregivers, and physicians as a result of the launch of the Company’s web site dedicated to Renacidin, the continuing efforts to promote the product on the internet, and the work being done by the Company’s internet marketing consultant to make sure that the product comes up in as many relevant internet searches as possible. The Company intends to continue these successful internet marketing efforts during 2020.

As a result of the increase in sales of the Company’s pharmaceutical products, there was an increase in allowances for distribution fees, VA chargebacks, Medicaid and Medicare rebates, and outdated material returns. Those fees, rebates, and allowances increase proportionally as sales of the Company’s pharmaceutical products increase, and in 2019 those expenses increased by $142,257 (14%) over 2018, primarily due to the increase in Renacidin sales.

(b)	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products increased by $736,665 (33%) from $2,232,141 in 2018 to $2,968,806 in 2019. The increase was primarily the result of a 58% increase in sales of Lubrajel MG, along with increases in sales of some of the Company’s other medical lubricants, including Lubrajel RC and Lubrajel RR. While some of the increases were due to fluctuations in purchasing patterns of the customers for these products, there was also an increase in demand from some of the customers, particularly for the Lubrajel MG, where one of the major customers for that product, a contract manufacturer and packager, had a 125% increase in purchases as a result of securing new customers for the product. .

(c)	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $12,079 (7%) from $173,217 in 2018 to $161,138 in 2019. The decrease was primarily due to the decrease in sales of one of the Company’s industrial products to one customer.

Gross Profit on Sales

Gross profit on sales was 58% in 2019 compared with 60% in 2018. The decrease in gross profit in 2019 compared to 2018 was due to the increased sales of Renacidin in 2019 compared to 2018. This product carries a lower gross profit margin than the Company’s other products. In 2019, Renacidin represented 26% of the Company’s total sales compared to 22% in 2018.

Operating Expenses

Operating expenses increased by $25,629 (1%) in 2019 compared with 2018, increasing from $2,122,746 in 2018 to $2,148,375 in 2019. The increase was mainly attributable to increases in insurance expenses and employee fringe benefit expenses.

UNITED-GUARDIAN, INC.

Research and Development Expenses

Research and development expenses amounted to $397,391 and $399,517 in 2019 and 2018, respectively. The decrease of $2,126 (less than 1%) was primarily related to a decrease in outside laboratory expenses. The Company has been working more closely than it has in the past with ASI’s R&D department to jointly develop and test new products, which has lowered the internal costs involved with the development of new products.

Investment Income

Investment income decreased by $28,657 (12%) from $231,986 in 2018 to $203,329 in 2019. The decrease was due to a decrease in investment income from both stock and bond mutual funds. During 2019, the Company’s investment portfolio was more heavily weighted in U.S. Treasury Bills which yielded interest income that was less than the dividend income recognized in 2018 from the Company’s investment in stock and bond mutual funds.

Net Gain (Loss) on Marketable Securities

The net gain (loss) on marketable securities changed to a gain of $431,076 in 2019 from a loss of $333,138 in 2018, a positive change of $764,214.The increase was primarily due to the Company recognizing higher gains (both realized and unrealized) on its stock and bond mutual funds compared to the same period in 2018.

Provision for Income Taxes

The provision for income taxes increased by $155,136 (14%) from $1,113,523 in 2018 to $1,268,659 in 2019. This increase was due to an increase in net income. The Company’s effective income tax rate was approximately 21% in 2019 and approximately 20% in 2018. The Company’s effective income tax rate in 2018 was lower than in 2019 due to higher research and development tax credits in 2018 compared with 2019.

Liquidity and Capital Resources

Working capital decreased from $10,320,949 at December 31, 2018 to $10,224,222 at December 31, 2019, a decrease of $96,727 (less than 1%). The current ratio remained the same at 8.6 to 1 at December 31, 2019 and December 31, 2018. The decrease in working capital was mainly due to decreases in marketable securities and inventories, partially offset by increases in accounts receivable and cash.

Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2019 increased by $425,844 (25%) from $1,672,567 in 2018 to $2,098,411 in 2019. The receivables turnover, or Days Sales Outstanding, for 2019 was 51 days, compared with 49 days in 2018. The increase was mainly the result of some of the Company’s larger customers implementing electronic payments and, as a result, the payment terms increased to allow for additional processing time. The Company’s allowance for doubtful accounts receivable increased from $16,895 in 2018 to $21,178 for 2019, and the Company believes that the net balance of its accounts receivable is fully collectible as of December 31, 2019.

The Company generated cash from operations of $4,476,111 in 2019 compared with $4,950,412 in 2018. The decrease in 2019 was primarily due to an increase in accounts receivable and the recognition of a gain on marketable securities in 2019 compared with a loss in 2018.

Net cash used in investing activities was $308,759 for the year ended December 31, 2018 compared with net cash provided by investing activities of $1,071,987 for the year ended December 31, 2019. This increase in net cash was mainly due to an increase in sales of marketable securities in 2019 compared with 2018.

UNITED-GUARDIAN, INC.

Cash used in financing activities was $5,049,922 and $4,816,239 during the years ended December 31, 2019 and 2018, respectively. The increase was due to the payment of higher dividends in 2019 compared with 2018.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2019. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

UNITED-GUARDIAN, INC.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2019 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2020 Proxy Statement.

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

Audit Committee

The Company has an Audit Committee (“Committee”) that is currently composed of three of the Company’s independent directors, as well as an additional outside director that has expertise in both accounting and financial reporting, who acts as an advisor to the Committee. The members of the Committee are elected annually by the Board of Directors. The Committee was established for the purpose of assisting the Board of Directors in fulfilling its oversight responsibilities, including (a) overseeing the Company’s accounting and financial reporting processes, including preparation of financial statements and audits; (b) assuring the Company’s compliance with all legal, regulatory, and ethical responsibilities; (c) evaluating the qualifications and independence of the Company’s independent accountants; and (d) assessing the effectiveness of the Company’s internal controls and risk management procedures. The Committee currently meets four times a year, and is governed by a charter that was adopted in 2006 and updated in 2020.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" to be contained in the Company's 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" to be contained in the Company's 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers" to be contained in the Company's 2020 Proxy Statement.

UNITED-GUARDIAN, INC.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been, or are expected to be, billed by Baker, Tilly, Virchow & Krause, LLP, (“Baker Tilly “) ,the Company’s principal accountants since March 25, 2019, for the quarterly reviews of the Company’s financial statements for the first, second and third quarters of 2019 and the audit of the Company’s financial statements for the 2019 fiscal year were $90,000.

During 2019, the Company paid Raich Ende Malter & Co (“Raich”) $38,000 in connection with the audit of the Company’s financial statements for the 2018 fiscal year.

Audit-Related Fees

During 2019, there were no fees paid to Raich or Baker Tilly in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Raich or Baker Tilly for the last two fiscal years that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Raich or Baker Tilly during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed to the Company by Raich or Baker Tilly in 2019 or 2018.

Pre-Approval Policies and Procedures

Engagement of accounting services by the Company is not made pursuant to any pre-approval policies and procedures. Rather, the Company believes that its accounting firm is independent because all of its engagements by the Company are approved by the Company's Audit Committee prior to any such engagement.

The Audit Committee meets periodically to review and approve the scope of the services to be provided to the Company by its Independent Registered Public Accounting Firm, as well as to review and discuss any issues that may arise during an engagement. The Committee is responsible for the prior approval of every engagement of the Company's Independent Registered Public Accounting Firm to perform audit and permissible non-audit services for the Company, such as quarterly financial reviews, tax matters, and consultation on new accounting and disclosure standards.

Before the auditors are engaged to provide those services, the President and the Controller will make a recommendation to the Committee regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Committee, the Independent Registered Public Accounting Firm and/or management shall periodically report to the Committee regarding the extent of services being provided by the Independent Registered Public Accounting Firm, and the fees for the services performed to date.

UNITED-GUARDIAN, INC.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Kenneth H. Globus
Kenneth H. Globus
Date: March 18, 2020		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Kenneth H. Globus	President, General Counsel, Chairman	March 18, 2020
	Kenneth H. Globus	of the Board of Directors (Principal Executive Officer)

By:	/s/ Robert S. Rubinger	Executive Vice President, Secretary, Director	March 18, 2020
Robert S. Rubinger

By:	/s/ Andrea J. Young	Controller, Treasurer (Principal Financial	March 18, 2020
	Andrea J. Young	Officer and Principal Accounting Officer)

By:	/s/Lawrence F. Maietta	Director	March 18, 2020
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director; Audit Committee member	March 18, 2020
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director; Audit Committee member	March 18, 2020
Andrew A. Boccone

By:	/s/ S. Ari Papoulias	Director; Audit Committee member	March 18, 2020
S. Ari Papoulias

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit #	Description

2		P	Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3	(a)	P	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3	(b)	P	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4	(a)	P	Specimen Certificate for shares of Common Stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10	(a)	P	Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

10	(b)		Exclusive Distributor Agreement between the Company and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10	(c)		Letter Amendment between the Company and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10	(d)		Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 and amended on December 31, 2002. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10	(e)		Letter Amendment between the Company and ISP Technologies Inc. dated May 5, 2010 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 and amended on December 16, 2002 and December 20, 2005. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10	(f)		Manufacturing and Supply Agreement between the Company and Smiths Medical ASD, Inc. signed November 12, 2013 and effective as of November 1, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated and filed November 18, 2013.

14			Code of Ethics and amendments thereto: filed herewith

21			Subsidiaries of the Company:

Name	Jurisdiction of Incorporation	Name Under Which it does Business

Dieselite Corporation (Inactive)	Delaware	N/A

UNITED-GUARDIAN, INC.

31.1	Certification of Kenneth H. Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrea J. Young, Principal Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Kenneth H. Globus, President and Principal Executive Officer of the Company, and Andrea J. Young, Principal Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

P: Indicates a paper filing

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

(For the years ended

December 31, 2019 and 2018)

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

Baker, Tilly, Virchow & Krause, LLP:

To the shareholders and the board of directors of United-Guardian, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of United-Guardian, Inc. (the "Company") as of December 31, 2019, the related statement of income, stockholders' equity, and cash flows, for the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

We have served as the Company's auditor since 2019.

/s/ Baker, Tilly, Virchow & Krause, LLP

Melville, NY

March 18, 2020

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

RAICH ENDE MALTER & CO. LLP:

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

Melville, New York

March 20, 2019

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2019	2018

Net sales	$13,599,084	$13,445,565

Costs and expenses:
Cost of sales	5,657,353	5,343,459
Operating expenses	2,148,375	2,122,746
Research and development	397,391	399,517
Total costs and expenses	8,203,119	7,865,722
Income from operations	5,395,965	5,579,843
Other income (expense):
Investment income	203,329	231,986
Net gain (loss) on marketable securities	431,076	(333,138)
Loss on trade-in of equipment	-	(12,837)
Total other income (expense)	634,405	(113,989)

Income before provision for income taxes	6,030,370	5,465,854

Provision for income taxes	1,268,659	1,113,523
Net income	$4,761,711	$4,352,331

Earnings per common share (basicand diluted)	$1.04	$0.95

Weighted average shares (basic and diluted)	4,594,319	4,594,319

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2019	2018
Current assets:
Cash and cash equivalents	$1,048,311	$550,135
Marketable securities	6,867,516	7,622,196
Accounts receivable, net of allowance for doubtful accounts of $21,178 in 2019 and $16,895 in 2018	2,098,411	1,672,567
Inventories(net)	1,217,277	1,482,151
Prepaid expenses and other current assets	170,466	159,364
Prepaid income taxes	165,300	200,687

Total current assets	11,567,281	11,687,100

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,482,236	4,406,174
Building and improvements	2,839,289	2,801,582
Total property, plant and equipment	7,390,525	7,276,756

Less accumulated depreciation	6,609,818	6,448,831
Total property, plant, and equipment, net	780,707	827,925

Other assets (net)	14,824	29,647
TOTAL ASSETS	$12,362,812	$12,544,672

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2019	2018
Current liabilities:
Accounts payable	$71,385	$186,797
Accrued expenses	1,129,126	1,040,635
Dividends payable	142,548	138,719
Total current liabilities	1,343,059	1,366,151

Deferred income taxes (net)	386,855	253,583

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2019 and 2018, respectively	459,432	459,432
Retained earnings	10,173,466	10,465,506
Total stockholders’ equity	10,632,898	10,924,938
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,362,812	$12,544,672

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2019 and 2018

	Common stock
	Shares	Amount	Accumulated other comprehensive income	Retained earnings	Total

Balance, January 1, 2018	4,594,319	$459,432	$466,025	$10,471,185	$11,396,642

Reclassification of accumulated unrealized gains on marketable securities in accordance with ASU 2016-01(See Note B)	-	-	(466,025)	466,025	-

Net income	-	-	-	4,352,331	4,352,331

Dividends declared, not paid ($1.05 per share)	-	-	-	(7,796)	(7,796)

Dividends declared and paid ($1.05 per share)	-	-	-	(4,816,239)	(4,816,239)

Balance, December 31, 2018	4,594,319	459,432	-	10,465,506	10,924,938

Net income	-	-	-	4,761,711	4,761,711

Dividends declared, not paid ($1.10 per share)	-	-	-	(3,829)	(3,829)

Dividends declared and paid ($1.10 per share)	-	-	-	(5,049,922)	(5,049,922)

Balance, December 31, 2019	4,594,319	$459,432	$-	$10,173,466	$10,632,898

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,761,711	$4,352,331
Adjustments to reconcile net income to net cashprovided by operating activities:
Depreciation and amortization	175,810	191,942
Net (gain) loss on marketable securities	(431,076)	333,138
Loss on trade-in of equipment	-	12,837
Bad debt expense (recovery)	4,283	(4,325)
Reserve for inventories	15,000	-
Deferred income taxes	133,272	219,728
(Increase) decrease in operating assets:
Accounts receivable	(430,127)	237,173
Inventories	249,874	(141,628)
Prepaid expenses and other current assets	(11,102)	(1,400)
Prepaid income taxes	35,387	(200,356)
Other assets	-	15,000
(Decrease) increase in operating liabilities:
Accounts payable	(115,412)	(167,488)
Accrued expenses	88,491	159,308
Income taxes payable	-	(55,848)
Net cash provided by operating activities	4,476,111	4,950,412

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(113,769)	(74,993)
Purchases of marketable securities	(14,779,161)	(8,256,570)
Proceeds from sales of marketable securities	15,964,917	8,022,804
Net cash provided by (used in) investing activities	1,071,987	(308,759)

Cash flows from financing activities:
Dividends paid	(5,049,922)	(4,816,239)
Net cash used in financing activities	(5,049,922)	(4,816,239)

Net increase (decrease) in cash and cash equivalents	498,176	(174,586)

Cash and cash equivalents, beginning of year	550,135	724,721
Cash and cash equivalents, end of year	$1,048,311	$550,135

Non-cash investing activities:
Cost of equipment traded-in (net)	-	39,837
Supplemental disclosure of cash flow information
Taxes paid	1,100,000	1,150,000
Supplemental disclosure of non-cash dividend on unexchanged shares	$3,829	$7,796

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, Lubrajel® and Renacidin® Irrigation Solution (“Renacidin”) together accounted for approximately 93% and 94% of the Company’s sales for the years ended December 31, 2019 and December 31, 2018, respectively. Lubrajel accounted for approximately 67% and 72% of the Company’s sales for the years ended December 31, 2019 and December 31, 2018, respectively, and Renacidin accounted for approximately 26% and 22% of the Company’s sales for the years ended December 31, 2019 and December 31, 2018, respectively.

Use of Estimates

In preparing financial statements in conformity with a Generally Accepted Accounting Principles in the United States of America (“US GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, reserve for inventory obsolescence, accrued distribution fees, outdated material returns, possible impairment of marketable securities and the allocation of overhead.

Reclassifications

Certain amounts in the prior-period financial statements have been reclassified to conform to the presentation of the current-period financial statements. These reclassifications had no effect on the previously reported net income.

In accordance with ASC Topic 606 “Revenue from Contracts with Customers”, for the year ended December 31, 2018, the Company reclassified certain sales rebates from Cost of Sales to Net Sales, in the amount of $323,836. The reclassification had no effect on gross profit, net income, the provision for income taxes or earnings per share for the year ended December 31, 2018. See “Revenue Recognition” below for further discussion regarding ASU Topic 606.

Accounts Receivable and Reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The reserve for accounts receivable comprises the allowance for doubtful accounts and sales returns. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating this reserve, including historical data, experience, customer types and credit worthiness, and economic trends. At December 31, 2019 and 2018, the allowance for doubtful accounts receivable amounted to $21,178 and $16,895, respectively.  From time to time, the Company adjusts its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

UNITED-GUARDIAN, INC.

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

The Company’s sales, as reported, are net of a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration, primarily related to the sale of the Company’s pharmaceutical products, includes chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with participation in Medicare and Medicaid programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

The Company recognizes revenue from sales of its cosmetic ingredients, medical products, and industrial products when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of those goods unless they are defective.

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. Sales of pharmaceutical products are final, and revenue is recognized at the time of shipment, which is the satisfaction of the performance obligation. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on prior year historical returns of their pharmaceutical products.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

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

UNITED-GUARDIAN, INC.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to receive distribution and services-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

Disaggregated net sales by product class is as follows:

	Years ended December 31,
	2019	2018
Cosmetic ingredients	$6,377,323	$7,529,487
Pharmaceuticals	4,091,817	3,510,720
Medical Products	2,968,806	2,232,141
Industrial and other	161,138	173,217
Total Net Sales	$13,599,084	$13,445,565

The Company’s cosmetic ingredients are currently marketed worldwide by five marketing partners, of which United States (“U.S.”)-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. During most of 2019 the Company also had a separate marketing partner for Korea, but at the end of 2019 that territory was transferred to ASI. For the years ended December 31, 2019 and 2018, approximately 18% and 19%, respectively, of the Company’s sales were to (a) its foreign-based marketing partners (which does not include ASI), which marketed and distributed the Company’s cosmetic ingredients to customers outside the U.S, and (b) a few foreign customers for the Company’s medical products.

Disaggregated sales by geographic region is as follows:

	Years ended December 31,
	2019	2018

United States*	$11,118,629	$10,931,681
Other countries	2,480,455	2,513,884
Net Sales	$13,599,084	$13,445,565

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A significant percentage of the products are subsequently shipped by ASI to foreign customers. Based on sales information provided to the Company by ASI, for the years ended December 31, 2019 and 2018, 75% of ASI’s sales of the Company’s products were to foreign customers, with China representing 49% of the sales in 2019 and 55% in 2018.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2019, approximately $1,174,000 exceeded the FDIC limit.

UNITED-GUARDIAN, INC.

Dividends

On May 15, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share, which was paid on June 14, 2019 to all stockholders of record as of May 31, 2019. On November 20, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share which was paid on December 10, 2019, to all stockholders of record as of December 3, 2019. In 2019, the Company declared a total of $5,053,751 in dividends, of which $5,049,922 was paid. The balance of $3,829 is payable to stockholders who could not be located at the time the dividend was paid and is being held by the Company for future payment.

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

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds and U.S. Government securities. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. U.S Treasury Bills are considered debt securities and any realized gains or losses are reported in other comprehensive income. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2019 and 2018, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2019 and 2018.

Other Assets (net)

Other assets at December 31, 2019 and 2018 represents an amount expended in connection with the development of the new single-dose form of Renacidin. The Company began amortizing these costs in the first quarter of 2016. At December 31, 2019 and 2018, accumulated amortization for such assets amounted to $59,296 and $44,472, respectively. The final amortization expense of $14,824 will be taken in FY2020.

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

For the year ended December 31, 2019, two of the Company’s distributors and marketing partners accounted for approximately 52% of the Company’s gross sales during the year, and approximately 50% of its outstanding accounts receivable at December 31, 2019. For the year ended December 31, 2018, the same two distributors and marketing partners accounted for a total of approximately 56% of the Company’s gross sales during the year, and 47% of its outstanding accounts receivable at December 31, 2018.

UNITED-GUARDIAN, INC.

Vendor Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. The Company has six major raw material vendors that collectively accounted for approximately 86% and 80% of the raw material purchases by the Company in 2019 and 2018, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2019 and 2018, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2019 and 2018, the Company did not record any tax-related interest or penalties. The Company’s tax returns for 2016 and all subsequent years are subject to examination by the United States Internal Revenue Service and by the State of New York.

On August 3, 2018, the IRS issued IRS Rev. Proc 2018-40, which permits small business taxpayers to obtain automatic IRS consent to implement the small taxpayer provisions under the Tax Cuts and Jobs Act of 2017 (“TCJA”) effective for tax years beginning after December 31, 2017. For the year ended December 31, 2018, the Company changed its method of tax accounting from an accrual method to the cash method.

On December 18, 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASC 740 to simplify the accounting for income taxes. The amendments in ASU 2109-12 are effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating whether any of the modifications included in this pronouncement will impact its financial statements.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, and equipment depreciation.

Shipping and Handling Expenses

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $76,000 and $81,000 for the years ended December 31, 2019 and 2018, respectively.

UNITED-GUARDIAN, INC.

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended December 31, 2019 and 2018, the Company incurred approximately $28,000 and $13,000, respectively, in advertising expense.

Earnings Per Share Information

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would include the dilutive effect of outstanding stock options, if any.

New Accounting Standards

In January 2019, the Company adopted ASU 2016-02, “Leases”, which was intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements

On December 18, 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASU 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating if any of these modifications will have an impact on its financial statements.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement” (Topic 820), Changes to the Disclosure Requirements for Fair Value Measurement”. This amendment’s objective is to improve the effectiveness of disclosures about recurring or nonrecurring fair value measurements. This amendment is effective for fiscal years beginning after December 15, 2019. The Company does not expect the implementation of this standard to have a material impact on its financial statements.

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

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating if this pronouncement will have a potential impact on its financial statements.

UNITED-GUARDIAN, INC.

NOTE B - MARKETABLE SECURITIES

Marketable securities include investments in fixed income and equity mutual funds and U.S. Government securities with maturities greater than 3 months, which are reported at their fair values.

Effective January 2018, the Company adopted Accounting Standards Update (“ASU”) 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. This amendment required companies to measure equity investments at fair value with the changes in fair value recognized in net income. In accordance with the implementation of the standard, the Company recognized a cumulative-effect adjustment, related to unrealized gains on marketable equity securities, to reduce accumulated other comprehensive income and increase retained earnings on January 1, 2018 by $466,025.

The Company’s U.S. Treasury Bills are considered debt securities and any unrealized gains and losses are reported in other comprehensive income. The U.S. Treasury Bills are considered held to maturity securities, as they are purchased directly from the U.S. Government and are unable to be sold before the maturity date.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the years ended December 31, 2019 and 2018 are as follows:

	Years ended December 31,
	2019	2018
Net gains (losses) recognized during the year on marketable securities	$431,076	$(333,138)
Less: Net gains recognized during the year on marketable securities sold during the period	(262,399)	(4,204)
Unrealized gains (losses) recognized during the reporting year on marketable securities still held at the reporting date	$168,677	$(337,342)

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

UNITED-GUARDIAN, INC.

December 31, 2019

Debt Securities	Cost	Fair Value	Unrealized Gain
U.S Treasury Bills (maturities of greater than three months up to one year)	$3,481,625	$3,481,625	$-
Total debt securities	3,481,625	3,481,625	-

Equity Securities
Fixed income mutual funds	1,940,071	2,122,157	182,086
Equity and other mutual funds	1,024,580	1,263,734	239,154
Total equity securities	2,964,651	3,385,891	421,240
Total marketable securities	$6,446,276	$6,867,516	$421,240

December 31, 2018

Debt Securities
U.S Treasury Bills (maturities of greater than three months up to one year)	$3,742,681	$3,742,681	$-
Total debt securities	3,742,681	3,742,681	-

Equity Securities
Fixed income mutual funds	2,408,799	2,409,213	414
Equity and other mutual funds	1,218,153	1,470,302	252,149
Total equity securities	3,626,952	3,879,515	252,563
Total marketable securities	$7,369,633	$7,622,196	$252,563

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S. Treasury Bills and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $15,964,917 for the year ended December 31, 2019, which included realized gains of $262,399. Proceeds from the sale and redemption of marketable securities for the year ended December 31, 2018 amounted to $8,022,804, which included realized gains of $4,204.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 31,
	2019	2018
Raw materials	$320,507	$467,842
Work in process	81,002	30,057
Finished products	815,768	984,252
Total Inventories	$1,217,277	$1,482,151

UNITED-GUARDIAN, INC.

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories at December 31, 2019 and December 31, 2018 are net of a reserve of $35,000 and $20,000 respectively, for slow-moving or obsolete inventory. At December 31, 2019 and 2018, the Company had an allowance of $231,392 and $160,533 respectively, for possible outdated material returns, which is included in accrued expenses.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2019	2018
Federal	$1,135,209	$893,768
State	178	27
Total current provision for income taxes	1,135,387	893,795
Deferred
Federal	133,272	219,728
State	-	-
Total deferred provision for income taxes	133,272	219,728
Total provision for income taxes	$1,268,659	$1,113,523

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2019		2018
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate	$1,266,000	21.0%	$1,148,000	21.0%
Nondeductible expenses	1,000	-	1,000	-
Research & development credits	(8,000)	(0.1)	(20,000)	(0.3)
Non-taxable dividends	(2,000)	-	(6,000)	(0.1)
Other, net	12,000	0.2	(9,000)	(0.2)
Provision for income taxes	$1,269,000	21.1%	$1,114,000	20.4%

The TJCA favorably amended certain tax provisions applicable to eligible small business taxpayers. On August 3, 2018, the IRS issued Rev. Proc. 2018-40 which permits small business taxpayers to obtain automatic IRS consent to implement the small taxpayer provisions under the act, effective for tax years beginning after December 31, 2017. For the year ended December 31, 2018, in accordance with Rev. Proc. 2018-40, the Company elected to change its method of tax accounting from an accrual method to the cash method.

UNITED-GUARDIAN, INC.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	December 31,
	2019	2018
Deferred tax assets
Allowance for doubtful accounts	$4,447	$3,548
Inventories	7,350	4,200
Accounts payable	14,991	39,227
Accrued expenses	235,633	215,604
Total deferred tax assets	$262,421	$262,579

Deferred tax liabilities
Accounts receivable	(445,113)	(354,787)
Prepaid expenses	(42,319)	(38,913)
Depreciation on property, plant and equipment	(73,384)	(69,424)
Unrealized gain on marketable securities	(88,460)	(53,038)
Total deferred tax liabilities	(649,276)	(516,162)
Net deferred tax liability	$(386,855)	$(253,583)

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $88,000 and $90,000 for the years ended December 31, 2019 and 2018, respectively.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the years ended December 31, 2019 and 2018, the Company’s Board of Directors authorized discretionary contributions in the amount of $145,000 per year to be allocated among all eligible employees. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

NOTE F - GEOGRAPHIC and OTHER INFORMATION

Through its Guardian Laboratories division the Company manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic ingredients. The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company’s products. Many of the cosmetic ingredients manufactured by Guardian, particularly its Lubrajel line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical products, and industrial products. Each product category is marketed differently. The cosmetic ingredients are marketed through a global network of marketing partners and distributors. These marketing partners purchase product outright from the Company and provide the marketing functions for these products on behalf of the Company. They in turn receive their compensation for those efforts by re-selling those products at a markup to their customers. This enables the Company to aggressively have its products marketed without the high cost of maintaining its own in-house marketing staff. The Company has written marketing arrangements with only one of its global distributors, ASI, and that contract renews every two years unless cancelled for any reason by either party at least 60 days prior to the expiration of the two-year marketing period in effect at that time. The current marketing period with ASI ends on December 31, 2021. The Company’s other marketing partners are not under any contractual obligation to market the Company’s cosmetic ingredients, and the Company has the ability to cancel those marketing arrangements at any time upon reasonable notice. All sales of the Company’s cosmetic ingredients are final other than product later determined to be defective, and the Company does not make any sales on consignment.

UNITED-GUARDIAN, INC.

No prior regulatory approval is needed by the Company to sell any products other than its pharmaceutical products. The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

The pharmaceutical products are two urological products that are sold to end users primarily through distribution agreements with the major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. The Company’s marketing efforts for these products are currently centered around the corporate web site as well as a separate web site developed specifically for Renacidin, which is its most important drug product. In 2018 the Company began promoting Renacidin through internet advertising. Both of these products are drug products that required the Company to obtain regulatory approval before marketing.

The medical products are not pharmaceutical products. They consist primarily of medical lubricants, which are marketed by the Company directly to manufacturers that incorporate them into urologic catheters and other medical devices and products that they sell. These products are distinguished from the pharmaceutical products in that, unlike the pharmaceutical products, the Company is not required to obtain regulatory approval prior to marketing these products. Approvals are the responsibility of the company that markets the products in which the Company’s products are used, such as medical devices. However, the Company is responsible for manufacturing these products in accordance with current Good Manufacturing Practices for medical devices.

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

UNITED-GUARDIAN, INC.

(a)	Net Sales

	Years ended December 31,
	2019	2018
Cosmetic Ingredients	$6,383,224	$7,529,487
Pharmaceuticals	5,238,226	4,516,537
Medical Products	2,971,243	2,238,813
Industrial and other	161,138	173,218
Gross Sales	14,753,831	14,458,055
Less: Discounts and allowances	(1,154,747)	(1,012,490)
Net Sales	$13,599,084	$13,445,565

(b)	Geographic Information

	Years ended December 31, .
	2019	2018
United States	$11,118,629	$10,931,681
Other countries	2,480,455	2,513,884
Net Sales	$13,599,084	$13,445,565

(c)	Gross Sales to Major Customers

	Years ended December 31,
	2019	2018
Customer A	$5,349,381	$6,067,821
Customer B	2,390,911	2,049,190
All other customers	7,013,539	6,341,044
	$14,753,831	$14,458,055

NOTE G - ACCRUED EXPENSES

Accrued expenses at December 31, 2019 and 2018 consist of:

	2019	2018

Bonuses	$216,000	$242,000
Distribution fees	309,190	315,242
Payroll and related expenses	175,433	159,385
Annual report expenses	64,324	66,618
Audit fee	48,500	43,668
Reserve for outdated material	231,392	160,533
Sales rebates	46,100	15,000
Computer services	-	16,593
Other	38,187	21,596
Total accrued expenses	$1,129,126	$1,040,635

UNITED-GUARDIAN, INC.

NOTE H – SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash payments for income taxes were $1,100,000 and $1,150,000 for the years ended December 31, 2019 and 2018, respectively.

As of December 31, 2019, the Company had a number of unconverted shares of one of its previous corporate entities, Guardian Chemical Corporation (“Guardian”), that would convert to approximately 2,430 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. The Company’s transfer agent is holding an additional 9,246 (approximately) shares of United-Guardian stock that is pending escheatment to the appropriate state authorities because the owners of record could not be located by the Company or its transfer agent. It is likely that there will be additional stock escheatments on some or all of the remaining 2,430 shares as the Company’s transfer agent continues to try to locate the holders of those shares. The Company is currently accruing dividends on only the 2,430 shares that have not yet been exchanged or designated for escheatment as of December 31, 2019, and the Company will continue to do so as dividends are declared. The Company will continue to pay dividends on the shares that are pending escheatment, and anticipates paying the dividends that have already accrued on those escheated shares in the first or second quarter of 2020.

NOTE I - RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2019 and 2018, the Company paid to Bonamassa, Maietta, and Cartelli, LLP, $17,500 and $15,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP, is a director of the Company.