Form 10-Q
period 2020-03-31
UNITED GUARDIAN INC
filed 2020-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2020

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

The registrant had 4,594,319 shares of common stock, $.10 par value per share, outstanding at May 1, 2020.

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2020	2019

Net Sales	$3,322,914	$3,180,318

Costs and expenses:
Cost of sales	1,389,331	1,288,345
Operating expenses	515,275	546,962
Research and development	107,732	98,659
Total costs and expenses	2,012,338	1,933,966
Income from operations	1,310,576	1,246,352

Other (expense) income:
Investment income	44,067	44,167
Net (loss) gain on marketable securities	(356,595)	257,194
Total other (expense) income	(312,528)	301,361
Income before provision for income taxes	998,048	1,547,713

Provision for income taxes	207,741	325,019

Net income	$790,307	$1,222,694

Earnings per common share
(basic and diluted)	$0.17	$0.27

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2020	2019.
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$790,190	$1,048,311
Marketable securities	8,055,289	6,867,516
Accounts receivable, net of allowance for doubtful accounts of $20,186 at March 31, 2020 and $21,178 at December 31, 2019	2,105,428	2,098,411
Inventories (net)	1,362,787	1,217,277
Prepaid expenses and other current assets	227,872	170,466
Prepaid income taxes	–	165,300
Total current assets	12,541,566	11,567,281

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,482,236	4,482,236
Building and improvements	2,840,337	2,839,289
Total property, plant and equipment	7,391,573	7,390,525
Less: accumulated depreciation	6,646,631	6,609,818
Total property, plant and equipment (net)	744,942	780,707

Other assets (net)	11,118	14,824

TOTAL ASSETS	$13,297,626	$12,362,812

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2020	2019
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$32,085	$71,385
Accrued expenses	1,271,108	1,129,126
Income taxes payable	126,453	–
Dividends payable	141,932	142,548
Total current liabilities	1,571,578	1,343,059

Deferred income taxes (net)	302,843	386,855

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2020 and December 31, 2019	459,432	459,432
Retained earnings	10,963,773	10,173,466
Total stockholders’ equity	11,423,205	10,632,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,297,626	$12,362,812

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2020

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2020	4,594,319	$459,432	$10,173,466	$10,632,898
Net income	–	–	790,307	790,307
Balance, March 31, 2020	4,594,319	$459,432	$10,963,773	$11,423,205

THREE MONTHS ENDED MARCH 31, 2019

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2019	4,594,319	$459,432	$10,465,506	$10,924,938
Net income	–	–	1,222,694	1,222,694
Balance, March 31, 2019	4,594,319	$459,432	$11,688,200	$12,147,632

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2020	2019
Cash flows from operating activities:
Net income	$790,307	$1,222,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,519	42,105
Net loss (gain) on marketable securities	356,595	(257,194)
Allowance for Doubtful Accounts	(992)	–
Deferred income taxes	(84,012)	10,856
(Increase) decrease in operating assets:
Accounts receivable	(6,025)	67,707
Inventories	(145,510)	157,380
Prepaid expenses and other current assets	(57,406)	(68,068)
Prepaid income taxes	165,300	164,163
(Decrease) increase in operating liabilities:
Accounts payable	(39,300)	(44,305)
Accrued expenses	141,982	236,316
Income taxes payable	126,453	–
Dividends payable	(616)	–
Net cash provided by operating activities	1,287,295	1,531,654

Cash flows from investing activities:
Acquisition of property, plant and equipment	(1,048)	(12,992)
Purchase of marketable securities	(3,544,368)	(6,049,914)
Proceeds from sales of marketable securities	2,000,000	4,480,373
Net cash used in investing activities	(1,545,416)	(1,582,533)

Net decrease in cash and cash equivalents	(258,121)	(50,879)
Cash and cash equivalents at beginning of period	1,048,311	550,135
Cash and cash equivalents at end of period	$790,190	$499,256

Supplemental disclosure of cash flow information
Taxes paid	$–	$150,000

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (the “Company”) is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, pharmaceuticals, medical products, and proprietary specialty industrial products.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three-month period ended March 31, 2020 (also referred to as the “first quarter of 2020”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2020. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

3.	Impact of coronavirus (COVID-19)

In March 2020, the spread of the coronavirus (COVID-19) began to cause disruptions among businesses and markets worldwide. On March 20, 2020 the Governor of New York issued an executive order which closed non-essential businesses. The Company, as a manufacturer of pharmaceutical and medical products, is considered an essential business, and continues to operate. The Company has taken a series of actions aimed at safeguarding its employees while operations continue. While many of the Company’s customers are in essential businesses as well, there may be other customers that are considered non-essential, in which case there may be a decrease in orders from those customers until they reopen. In addition, the Company distributes products to marketing partners globally, and it is difficult to assess the current conditions that exist in other countries where our products are sold. While these disruptions are expected to be temporary, until the crisis passes in the different countries it is likely that there will be a negative impact on the Company’s sales in those countries. Since there is uncertainty as what the duration of the pandemic will be, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations or financial results.

As of the date of this report the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on its most important raw material, and has multiple sources for many of its raw materials. The Company also brought in additional quantities of some raw materials at the beginning of the pandemic, and as a result it does not anticipate that it will have a problem maintaining production. Although the rate of production will be impacted due to staggered production hours, the Company does not expect that to affect its ability to maintain sufficient inventory and production levels to be able to fulfill sales orders on a timely basis. The Company does not expect the carrying value of its assets or its liquidity to be impaired.

4.	Use of Estimates

In preparing financial statements in accordance with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, reserve for inventory obsolescence, accrued distribution fees, outdated material returns, possible impairment of marketable securities, and the allocation of overhead.

5.	Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net income.

In accordance with ASC Topic 606 “Revenue from Contracts with Customers”, for the three-month period ended March 31, 2019, the Company reclassified certain sales rebates from Cost of Sales to Net Sales in the amount of $101,706. The reclassification had no effect on gross profit, net income, the provision for income taxes or earnings per share for the three-month period ended March 31, 2019. See “Revenue Recognition” below for further discussion regarding ASU Topic 606.

6.	Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2020, approximately $699,000 exceeded the FDIC limit.

7.	Revenue Recognition

The Company records revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers”. Under this guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company’s principal source of revenue is product sales.

The Company’s sales, as reported, are subject to a variety of deductions, which generally are estimated and recorded in the same period that the revenues are recognized. Such variable consideration, primarily related to the sale of the Company’s pharmaceutical products, includes chargebacks from the United States Department of Veterans Affairs (‘VA”), rebates in connection with participation in Medicare and Medicaid programs, distribution fees, discounts and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

The Company recognizes revenue from sales of its cosmetic ingredients, medical, and industrial products when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. Sales of pharmaceutical products are final, and revenue is recognized at the time of shipment, which is when the performance obligation is satisfied. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on prior year historical returns of their pharmaceutical products.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Due to the Covid-19 pandemic the Company has experienced minor delays in receiving payments from customers, but nothing significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables, and provides allowances for any receivables for which collection has become doubtful. As of March 31, 2020 and December 31, 2019, the allowance for doubtful accounts receivable was $20,186 and $21,178, respectively. Prompt pay discounts are offered to some customers; however, due the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to distribution and service-related fees. The Company records distribution fees and estimates distribution fees as offsets to revenue.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2020	2019

Cosmetic Ingredients	$1,702,860	$1,651,722
Pharmaceutical	1,038,710	887,601
Medical	539,196	610,508
Industrial and other	42,148	30,487
Net Sales	$3,322,914	$3,180,318

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 16% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2020, compared with approximately 20% in the first quarter of 2019.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2020	2019
United States*	$2,791,679	$2,553,743
Other countries	531,235	626,575
Net Sales	$3,322,914	$3,180,318

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that approximately 67% of ASI’s sales of the Company’s products in the first quarter of 2020 were to customers in other countries, with China representing approximately 27% of ASI’s sales of the Company’s products.

8.	Marketable Securities

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

The disaggregated net gains and losses on the marketable securities recognized in the statements of income for the three months ended March 31, 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Net (losses) gains recognized during the period on marketable securities	$(356,595)	$262,423
Less: Net losses recognized during the period on marketable securities sold during the period	–	(5,229)
Unrealized (losses) gains recognized during the reporting period on marketable securities still held at the reporting date	$(356,595)	$257,194

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2020 (unaudited)

Debt Securities	Cost	Fair Value	Unrealized Gain
U.S. Treasury Bills (original maturities of greater than three months up to one year)	$1,493,466	$1,493,466	$–
Total debt securities	1,493,466	1,493,466	–

Equity Securities
Fixed income mutual funds	5,740,749	5,774,765	34,016
Equity and other mutual funds	756,429	787,058	30,629
Total equity securities	6,497,178	6,561,823	64,645
Total marketable securities	$7,990,644	$8,055,289	$64,645

December 31, 2019 (audited)

Debt Securities	Cost	Fair Value	Unrealized Gain
U.S. Treasury Bills (original maturities of greater than three months up to one year)	$3,481,625	$3,481,625	$–
Total debt securities	3,481,625	3,481,625	–

Equity Securities
Fixed income mutual funds	1,940,071	2,122,157	182,086
Equity and other mutual funds	1,024,580	1,263,734	239,154
Total equity securities	2,964,651	3,385,891	421,240
Total marketable securities	$6,446,276	$6,867,516	$421,240

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S Treasury Bills, and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the redemption of marketable securities amounted to $2,000,000 for the first quarter of 2020. There was no gain or loss on the redemptions, as they represented maturities of U.S. Treasury Bills. Proceeds from the sale and redemption of marketable securities amounted to $4,480,373 for the first quarter of 2019, which includes a net loss on sales of $5,229.

9.	Inventories

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$413,450	$320,507
Work in process	62,478	81,002
Finished products	886,859	815,768
Total Inventories	$1,362,787	$1,217,277

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2020 and December 31, 2019 are stated net of a reserve of $35,000 for slow moving and obsolete inventory. At March 31, 2020 and December 31, 2019, the Company had an allowance of $260,374 and $231,392 respectively, for possible outdated material returns, which is included in accrued expenses.

The Company does not expect the coronavirus pandemic to have an impact on the valuation of the Company’s finished products, work in process, or raw materials inventories.

10.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of March 31, 2020 and December 31, 2019, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 31 comprises the following:

	Three-months ended March 31
	2020	2019
Provision for federal income taxes - current	$291,603	$314,163
Provision for state income taxes - current	150	–
(Benefit) provision for federal income taxes - deferred	(84,012)	10,856
Total provision for income taxes	$207,741	$325,019

In response to the COVID-19 pandemic, the Internal Revenue Service (IRS) granted tax payment relief to companies who were due to make their estimated tax payments by April 15, 2020. In connection with the IRS relief order, the Company has delayed its first quarter federal tax payment, and currently plans to make the required payment by the revised due date of July 15, 2020.

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. In the fourth quarter of 2018 the Company’s Board of Directors authorized a discretionary contribution in the amount of $150,000, which was allocated among the accounts of all eligible employees and paid into their accounts in the DC Plan in December 2018. Based on that 2018 contribution, in the first quarter of 2019 the Company accrued $37,500 for a possible discretionary contribution at the end of 2019. However, in May 2019 the Company’s Board of Directors reduced the projected discretionary contribution for 2019 to $145,000, and that is the amount that was allocated among and paid into employees’ accounts in December 2019. Based on that 2019 contribution, in the first quarter of 2020 the Company accrued $36,250 towards the projected December 2020 discretionary contribution. For the first quarters of 2020 and 2019 the Company did not make any discretionary payments into the DC Plan.

12.	Other Information

Accrued Expenses	March 31, 2020	December 31, 2019
	(unaudited)	(audited)
Bonuses	$324,000	$216,000
Distribution fees	311,354	309,190
Payroll and related expenses	137,441	175,433
Reserve for outdated material	260,374	231,392
Audit fee	30,750	48,500
Insurance	86,453	–
Annual report expenses	34,824	64,324
Company 401K contribution	36,250	–
Sales rebates	28,000	46,100
Other	21,662	38,187
Total Accrued Expenses	$1,271,108	$1,129,126

13.	Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASU 740, to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating if any of the modifications in this pronouncement will have an impact on its financial statements.

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. In November 2019, the FASB amended the effective date of implementation of this standard for smaller reporting companies. The new effective date is for fiscal years beginning after December 15, 2022. The Company is evaluating the potential impact on its financial statements.

14.	Concentrations of Credit Risk

Customer concentration: Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history to determine how much credit to allow or whether any credit should be given at all. It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its credit risk from accounts receivable has been reduced.

For the three months ended March 31, 2020, one of the Company’s distributors and one of its marketing partners together accounted for 57% of the Company’s gross sales, and 57% of its outstanding accounts receivable at March 31, 2020. During the three-month period ended March 31, 2019, the same distributor and marketing partner together were responsible for a total of approximately 55% of the Company’s net sales. They also accounted for 51% of the Company’s outstanding accounts receivable at March 31, 2019.

15.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $0.17 and $0.27 for the three months ended March 31, 2020 and 2019, respectively.

16.	Subsequent Events

The Company has evaluated all subsequent events from the date of the financial statements through the date of this report.  As detailed in Note 3 above, the Covid-19 pandemic is an ongoing event, and as such, the Company is not able to project or quantify the impact of this event on the Company’s future operations and financial results.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; changes in intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices. See the Company’s discussion of risk factors in “ITEM 1A. RISK FACTORS” below for the potential impact of the coronavirus on the Company’s future operations and financial results.

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

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, the largest of which is U.S.-based ASI. The Company also sells two pharmaceutical products for urological uses. Those products are sold primarily in the United States through the major drug wholesalers, which in turn sell the products to pharmacies, hospitals, nursing homes and other long-term care facilities, and to government agencies, primarily the VA.

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

The Company recognizes revenue when all of the following requirements are satisfied: (a) persuasive evidence of a sales arrangement exists; (b) products are shipped, which is when the performance obligation is satisfied and title and risk of loss pass to the customers; and (c) collections are reasonably assured. An allowance for returns, based on historical experience, is taken as a reduction of sales within the same period the revenue is recognized.

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

As discussed in Note 3 above, while the Company is continuing to operate due to its status as an “essential business,” it is likely that the coronavirus pandemic will have a negative impact on the Company’s sales during 2020. The Company anticipates that its sales of pharmaceuticals and medical products will not be materially impacted, but it is likely that its sales of cosmetic ingredients will be negatively impacted commensurate with reduced customer demand for, and the consequent reduced production of, consumer cosmetic products. In addition, the Company distributes products to marketing partners globally, and it is difficult to assess the current conditions that exist in other countries where the Company’s products are sold, and how those conditions will affect the sales of the Company’s products. However, it is likely that there will be a negative impact on the Company’s sales of its cosmetic ingredients in those countries. Since there is uncertainty as to what the duration of the pandemic will be, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations and financial results for the upcoming quarters.

As of the date of this report the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on its most important raw material, and has multiple sources for many of its other raw materials. The Company also brought in additional quantities of some raw materials at the beginning of the pandemic, and as a result does not anticipate that it will have a problem maintaining production. Although the rate of production will be impacted due to staggered production hours, the Company does not expect that to affect its ability to maintain sufficient inventory and production levels to be able to fulfill sales orders on a timely basis.

Critical Accounting Policies

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2019, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2019, and a comparison of the results of operations for the three months ended March 31, 2020 and March 31, 2019. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales.

The Company recognizes revenue from sales of its cosmetic ingredients, medical products, and industrial products when all of the following requirements are satisfied: (a) a valid purchase order has been received; (b) products are shipped, which is when the performance obligation is satisfied and title and risk of loss pass to the customers; and (c) future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2020 increased by $142,596 (approximately 4%) as compared with the first quarter of 2019. The increase in sales for the three-month period ended March 31, 2020 was primarily attributable to an increase in sales of the Company’s pharmaceutical products and industrial products, which was partially offset by decreased sales of the Company’s medical products. Sales of the Company’s cosmetic ingredients did not materially change compared with the first quarter of 2019. The changes in the sales of the products in the Company’s different products lines were as follows:

(a)	Cosmetic Ingredients: Sales of the Company’s cosmetic ingredients increased by $51,138 (approximately 3%) when compared with the same period in 2019. The increase was primarily attributable to an increase in purchases of the Company’s cosmetic ingredients by ASI, whose purchases increased by $26,561 (approximately 2%) compared with the same period in 2019 and an increase in sales to the Company’s marketing partner in France, which increased by $87,635 (approximately 82%) compared to the same quarter in 2019.

The increases in cosmetic ingredients sales were partially offset by a decrease in sales to the Company’s three other marketing partners in Europe. Sales to the Company’s marketing partners in the UK, Italy and Switzerland decreased by a total of $50,349 (approximately 35%) compared with the first quarter of 2019. In addition, during the first quarter of 2019, the Company had sales to its former marketing partner in Korea of $13,979. The Company is no longer working with that former marketing partner, and has appointed ASI its marketing partner in Korea. In late 2019, the Company began transitioning the Korean business to ASI. In addition to the increases and decreases in sales attributable to the Company’s European marketing partners, there was an increase of $1,270 in direct sales to two cosmetic ingredient customers in the United States during the first quarter of 2020.

The sales fluctuations to the Company’s European marketing partners are the result of both the timing of customer orders as well as continuing competition from companies selling competitive products at lower prices, particularly a number of Asian manufacturers. This has resulted in a loss of some business in Europe to these less expensive products. As a result, from time to time the Company has adjusted its prices in order to retain or attract customers and be more competitive with some of the lower-priced products. Although there has been some impact on the Company’s profit margins on those sales, to date this impact has not been significant. The Company intends to continue to aggressively compete with these products whenever possible.

(b)	Pharmaceuticals: Net pharmaceutical sales increased by $151,109 (approximately 17%) in the first quarter of 2020 compared with the same period in 2019. Gross sales of Renacidin increased by $194,295 (approximately 19%), and gross sales of the Company’s other pharmaceutical product, Clorpactin WCS-90, decreased by $3,745 (approximately 3%), with the overall increase in gross pharmaceutical sales being partially reduced by pharmaceutical-related fees, rebates, and allowances of $39,441. The increase in Renacidin sales was the result of an increase in purchases by the drug wholesalers, while the small decrease in Clorpactin sales was due primarily to the timing of orders.

(c)	Medical (non-pharmaceutical) products: Sales of medical products decreased by $71,312 (approximately 12%) for the first quarter of 2020 when compared with the same period in 2019. The decrease was primarily due to the lack of orders in the first quarter of 2020 from one of the Company’s larger direct customers located in China due to the coronavirus pandemic. With the economy in China now beginning to emerge from the coronavirus pandemic, customers’ orders that were expected in the first quarter are now expected in the second quarter of 2020.

(d)	Industrial and other products: Sales of specialty industrial products, as well as other miscellaneous products, increased by $11,661 (approximately 38%) for the first quarter of 2020 compared with the same period in 2019. The increase was primarily due to an increase in sales to one customer who purchases one of the Company’s specialty industrial products.

As a result of the increase in the sales of the Company’s pharmaceutical products there was an increase in allowances for distribution fees, VA chargebacks, Medicaid and Medicare rebates, sales rebates and discounts, and outdated material returns. The fees, rebates, and allowances attributable to the company’s pharmaceutical products increase proportionately as sales of those products increase. During the first quarter of 2020, the allowances for all the Company’s products increased by a net of $38,425 (approximately 14%) compared with the same period in 2019, primarily due to the increase in Renacidin sales.

Cost of Sales

Cost of sales as a percentage of net sales increased to approximately 42% for the first quarter of 2020, up from approximately 41% for the first quarter in 2019. The increase was primarily the result of the increase in sales of Renacidin, which carries a higher cost to manufacture than some of the Company’s other products. The Company did not experience any significant impact on costs of sales due to COVID-19.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, decreased by $31,687 (approximately 6%) for the first quarter of 2020 compared with the first quarter of 2019. The decrease was mainly due to decreases in computer services, consulting fees and certain employee fringe benefits. The Company did not experience any significant impact on selling, general, and administrative expenses due to COVID-19.

Research and Development Expenses

Research and development (“R&D”) expenses increased by $9,073 (approximately 9%) for the first quarter of 2020 compared with the first quarter of 2019. The increase was due to increases in payroll and payroll-related expenses. The Company did not experience any significant impact on its R&D work, or its R&D expenses, due to COVID-19.

Investment Income

Investment income decreased by $100 (less than 1%) for the first quarter of 2020 compared with the first quarter of 2019. The Company did not experience any significant impact on its investment income due to COVID-19.

Net (loss) gain on Marketable Securities

Net (loss) gain on marketable securities decreased by $613,789 (approximately 239%) for the first quarter of 2020 compared with the first quarter of 2019. In the first quarter of 2020, there was an unrealized loss of $356,595 that resulted from the decrease in value of the Company’s marketable securities due to the negative impact of the coronavirus epidemic on the stock and bond markets. Those markets took a steep drop in the first few weeks of 2020 after COVID-19 reached the United States. Since that time the market has been slowly recovering, and while it is not possible to predict future market performance overall, as of the date of this report the Company had recovered a substantial amount of the first quarter unrealized losses. In the first quarter of 2019, there had been a realized gain of $257,194, which was the result of the stock market rebounding from a steep drop that occurred in the fourth quarter of 2018.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2020 and 2019. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $745,766 to $10,969,988 at March 31, 2020, up from $10,224,222 at December 31, 2019. The increase in working capital was primarily due to increases in marketable securities. The current ratio decreased to 8.0 to 1 at March 31, 2020, down from 8.6 to 1 at December 31, 2019. The decrease in the current ratio was primarily due to an increase in income taxes payable and accrued expenses.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any material capital expenditures for the remainder of 2020. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of COVID-19 on the Company's business.

The Company generated cash from operations of $1,287,295 and $1,531,654 for the three months ended March 31, 2020 and March 31, 2019, respectively. The decrease was due to the increase in inventories and decrease in deferred income taxes.

Cash used in investing activities for the three-month period ended March 31, 2020 was $1,545,416, compared with $1,582,533 for the three-month period ended March 31, 2019. The decrease was primarily due to a decrease in the amount of marketable securities purchased in the first quarter of 2020 compared with the first quarter of 2019.

There was no cash used in financing activities for the first quarters of 2020 and 2019.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of other market opportunities that may arise that are in the best interests of the Company and its shareholders.

In connection with the coronavirus pandemic it is possible that certain customers of the Company may have their invoices outstanding longer than they have in the past, either due to slower payments from their customers, or as a result of having to shut down their business from time to time. However, the vast majority of the Company’s customers are large companies, and the Company does not expect to have to increase its bad debt reserve, and anticipates that its invoices will be paid with minimal delays.

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

IMPACT OF COVID-19

As a result of the coronavirus pandemic, global consumer purchases have declined, including purchases of cosmetic products. Until sales of those products resume their previous levels, it is likely that some of the cosmetic manufacturers that use the Company’s products will decrease their purchases of the Company’s cosmetic ingredients, both in the U.S. and overseas. As a result, it is likely that sales of the Company’s cosmetic ingredients for the next few months or quarters will decrease compared with its sales for the same periods in 2019.

Over the past few years China has become a significant market for the Company’s products, and it is anticipated that the impact of the coronavirus in China will negatively impact those sales until the pandemic has passed. It is also possible that the payment of some of the Company’s outstanding invoices, not only for cosmetic ingredients but for the Company’s other products as well, may be delayed as a result of temporary closures or cash flow problems on the part of some of the Company’s customers. However, because most of the Company’s customers are large distributors and wholesalers, it is anticipated that the Company will not experience any significant increase in bad debt.

Due to the uncertainly surrounding the duration of the pandemic and its impact on the various countries in which the Company does business, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations and financial results. However, the Company does not anticipate that its sales of pharmaceuticals and medical products will be materially impacted.

The Company also does not anticipate that the coronavirus pandemic will affect its ability to obtain raw materials and maintain production. The Company has price protection on its most important raw material, and multiple sources for many of its other raw materials. The Company also brought in additional quantities of some raw materials at the beginning of the pandemic, and as a result does not anticipate that it will have a problem maintaining production. However, in order to reduce working density to minimize the chances of its workers getting the virus, the Company has implemented a staggered work schedule that has resulted in fewer working hours for its employees. As a result, the Company expects its inventory levels to remain lower than usual. However, it still expects to maintain production levels sufficient to ship orders on a timely basis, and will increase its inventory levels to historical levels once it resumes it regular working hours.

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

Date: May 12, 2020