Form 10-Q
period 2020-06-30
UNITED GUARDIAN INC
filed 2020-08-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	☐
Non-accelerated filer	☒
Accelerated filer	☐
Smaller reporting company	☒
Emerging growth company	☐

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

The registrant had 4,594,319 shares of common stock, $.10 par value per share, outstanding at August 3, 2020.

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019

Net sales	$2,954,644	$3,279,399	$6,277,558	$6,459,716

Costs and expenses:
Cost of sales	1,270,434	1,467,323	2,659,765	2,755,668
Operating expenses	511,635	502,094	1,026,910	1,049,056
Research and development expense	108,566	93,846	216,298	192,504
Total costs and expenses	1,890,635	2,063,263	3,902,973	3,997,228
Income from operations	1,064,009	1,216,136	2,374,585	2,462,488

Other income:
Investment income	48,319	49,941	92,386	94,108
Net gain on marketable securities	387,179	86,849	30,584	344,043
Total other income	435,498	136,790	122,970	438,151
Income before provision for income taxes	1,499,507	1,352,926	2,497,555	2,900,639

Provision for income taxes	312,896	274,116	520,637	599,135
NET INCOME	$1,186,611	$1,078,810	$1,976,918	$2,301,504

Earnings per common share (basic and diluted)	$0.26	$0.23	$0.43	$0.50

Weighted average shares (basic and diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2020	2019
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$2,207,019	$1,048,311
Marketable securities	6,990,906	6,867,516
Accounts receivable, net of allowance for doubtful accounts of $20,186 at June 30, 2020 and $21,178 December 31, 2019	1,171,815	2,098,411
Inventories, (net)	1,523,392	1,217,277
Prepaid expenses and other current assets	219,510	170,466
Prepaid income taxes	---	165,300
Total current assets	12,112,642	11,567,281

Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,482,236	4,482,236
Building and improvements	2,842,285	2,839,289
Total property, plant, and equipment	7,393,521	7,390,525
Less: Accumulated depreciation	6,683,500	6,609,818
Total property, plant, and equipment, (net)	710,021	780,707

Other assets, (net)	7,412	14,824
TOTAL ASSETS	$12,830,075	$12,362,812

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES ANDSTOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2020	2019
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$95,493	$71,385
Accrued expenses	1,469,612	1,129,126
Income taxes payable	317,346	---
Dividends payable	142,576	142,548
Total current liabilities	2,025,027	1,343,059

Deferred income taxes (net)	124,846	386,855

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	459,432	459,432
Retained earnings	10,220,770	10,173,466
Total stockholders’ equity	10,680,202	10,632,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,830,075	$12,362,812

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2020	4,594,319	$459,432	$10,173,466	$10,632,898
Net income	---	---	790,307	790,307
Balance, March 31, 2020	4,594,319	$459,432	$10,963,773	$11,423,205
Net income	---	---	1,186,611	1,186,611
Dividends declared and paid ($0.42 per share)	---	---	(1,928,969)	(1,928,969)
Dividends declared but not paid ($0.42 per share)	---	---	(645)	(645)
Balance, June 30, 2020	4,594,319	$459,432	$10,220,770	$10,680,202

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2019	4,594,319	$459,432	$10,465,506	$10,924,938
Net income	---	---	1,222,694	1,222,694
Balance, March 31, 2019	4,594,319	$459,432	$11,688,200	$12,147,632
Net income			1,078,810	1,078,810
Dividends declared and paid ($0.55 per share)	---	---	(2,524,946)	(2,524,946)
Dividends declared but not paid ($0.55 per share)	---	---	(1,930)	(1,930)
Balance, June 30, 2019	4,594,319	$459,432	$10,240,134	$10,699,566

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,976,918	$2,301,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,094	84,210
Net gain on marketable securities	(30,584)	(344,043)
Allowance for doubtful accounts	(992)	---
Deferred income taxes	(262,009)	(45,072)
Decrease (increase) in operating assets:
Accounts receivable	927,588	139,312
Inventories	(306,115)	181,360
Prepaid expenses and other current assets	(49,044)	(70,452)
Prepaid income taxes	165,300	169,207
Increase (decrease) in operating liabilities:
Accounts payable	24,108	(96,345)
Accrued expenses	340,486	323,131
Income taxes payable	317,346	---
Dividends payable	(617)	---
Net cash provided by operating activities	3,183,479	2,642,812

Cash flows from investing activities:
Acquisition of property, plant and equipment	(2,996)	(31,655)
Proceeds from sale of marketable securities	3,524,156	9,359,971
Purchase of marketable securities	(3,616,962)	(9,085,612)
Net cash (used in) provided by investing activities	(95,802)	242,704

Cash flows from financing activities:
Dividends paid	(1,928,969)	(2,524,946)
Net cash used in financing activities	(1,928,969)	(2,524,946)

Net increase in cash and cash equivalents	1,158,708	360,570
Cash and cash equivalents at beginning of period	1,048,311	550,135
Cash and cash equivalents at end of period	$2,207,019	$910,705
Supplemental disclosure of cash flow information
Taxes paid	$300,000	$475,000
Supplemental disclosure of non-cash dividends payable	$645	$1,930

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (the “Company”) is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, pharmaceuticals, medical products and proprietary specialty industrial products.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2020 (also referred to as the "second quarter of 2020" and the "first half of 2020", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2020. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

3.	Impact of coronavirus (COVID-19)

In March 2020, the spread of the coronavirus (COVID-19) began to cause disruptions among businesses and markets worldwide. On March 20, 2020, the Governor of New York issued an executive order which closed non-essential businesses. The Company, as a manufacturer of pharmaceutical and medical products, was considered an essential business, and continued to operate. While most of the Company’s pharmaceutical and medical customers were not impacted by the coronavirus pandemic, there were three medical product customers that were, and orders from those three customers decreased in the second quarter. The Company believes that those decreases were directly related to the coronavirus pandemic. Since the Company’s cosmetic ingredients are marketed globally by its marketing partners in different countries, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales, since the virus continues to impact countries at different times and to very different extents. While these disruptions are expected to be temporary, until the crisis passes in the different countries it is likely that there will continue to be a negative impact on the Company’s sales in those countries. Since there is uncertainty as to what the duration of the pandemic will be, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations or financial results.

As of the date of this report, the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on its most important raw material and has multiple sources for many of its raw materials. The Company also purchased additional quantities of some raw materials at the beginning of the pandemic, and as a result it does not anticipate that it will have a problem maintaining production. Although the rate of production was slightly impacted due to staggered production hours during the second quarter of 2020, the Company was able to maintain sufficient inventory and production levels to enable it to fulfill sales orders on a timely basis. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

4.	Use of Estimates

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

The Company records revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” Under this guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company’s principal source of revenue is product sales.

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

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Due to the Covid-19 pandemic, the Company experienced minor delays in receiving payments from certain customers that were impacted by the pandemic during the second quarter of 2020, but the negative impact of those delayed payments was not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of June 30, 2020 and December 31, 2019, the allowance for doubtful accounts receivable was $20,186 and $21,178, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitles those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated sales by product class is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Cosmetic ingredients	$1,105,919	$1,435,951	$2,808,779	$3,087,673
Pharmaceuticals	1,192,441	994,731	2,231,152	1,882,333
Medical products	627,450	807,694	1,166,646	1,418,201
Industrial products	28,834	41,023	70,981	71,509
Total Sales	$2,954,644	$3,279,399	$6,277,558	$6,459,716

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 23% of the Company’s total sales in the second quarter of 2020 were to customers located outside of the United States, compared with approximately 21% in the second quarter of 2019. For the six months ended June 30, 2020 approximately 19% of the Company’s total sales were to customers located outside of the United States, compared with approximately 20% for the six months ended June 30, 2019.

Disaggregated sales by geographic region is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
United States*	$2,276,962	$2,590,643	$5,068,642	$5,149,548
Other countries	677,682	688,756	1,208,916	1,310,168
Total Sales	$2,954,644	$3,279,399	$6,277,558	$6,459,716

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that approximately 72% of ASI’s sales of the Company’s products in the second quarter of 2020 were to customers in other countries, with China representing approximately 42% of ASI’s sales of the Company’s products, compared with approximately 70% of ASI’s sales of the Company’s products in the second quarter of 2019 going to customers in other countries, with China representing approximately 54% of ASI’s sales of the Company’s products during that period. For the six months ended June 30, 2020 approximately 69% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 34% of ASI’s sales of the Company’s products, as compared with approximately 75% of ASI’s sales going to customers in other countries for the six months ended June 30, 2019, with China accounting for approximately 52% of ASI’s sales of the Company’s products during that period.

6.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds, and U.S. Government securities with maturities greater than 3 months, all of which are reported at their fair values.

The Company’s U.S. Treasury Bills are considered debt securities and any unrealized gains and losses, if any, would be reported in other comprehensive income. The U.S. Treasury Bills are considered held to maturity securities, as they are purchased direct from the U.S. Government and are unable to be sold before the maturity date.

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three- and six-month periods ended June 30, 2020 and June 30, 2019 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2020	2019	2020	2019
Net gains recognized during the period on marketable securities	$387,179	$86,849	$30,584	$344,043
Less: Net gains recognized during the period on marketable securities sold during the period	4,856	252,728	4,856	247,499
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	$382,323	$(165,879)	$25,728	$96,544

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

The following tables summarize the Company’s investments:

June 30, 2020 (Unaudited)

	Cost	Fair value	Unrealized gain
Equity Securities
Fixed income mutual funds	$5,769,641	$6,056,613	$286.972
Equity and other mutual funds	774,297	934,293	159,996
Total equity securities	6,543,938	6,990,906	446,968
Total marketable securities	$6,543,938	$6,990,906	$446,968

December 31, 2019 (Audited)

Debt Securities
U.S Treasury Bills (original maturities of greater than 3 months up to one year)	$3,481,625	$3,481,625	$	---
Total debt securities	3,481,625	3,481,625		---

Equity Securities
Fixed income mutual funds	1,940,071	2,122,157		182,086
Equity and other mutual funds	1,024,580	1,263,734		239,154
Total equity securities	2,964,651	3,385,891		421,240
Total marketable securities	$6,446,276	$6,867,516		$421,240

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S Treasury Bills, and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $3,524,156 for the first half of 2020, which includes a net gain on sales of $4,856. Proceeds from the sale and redemption of marketable securities amounted to $9,359,971 for the first half of 2019, which included realized gains on sales of $247,499.

7.	Inventories

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Inventories consist of the following:
Raw materials	$468,649	$320,507
Work in process	67,529	81,002
Finished products	987,214	815,768
Total Inventories	$1,523,392	$1,217,277

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2020 and December 31, 2019 are stated net of a reserve of $35,000 for slow moving and obsolete inventory. At June 30, 2020 and December 31, 2019, the Company had allowances of $271,208 and $231,392 respectively, for possible outdated material returns, which is included in accrued expenses.

As of the date of this report, the Covid-19 pandemic has not adversely affected the valuation of the Company’s finished products, work in process, or raw material inventories.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of June 30, 2020 and December 31, 2019, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and six months ended June 30 included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Provision for federal income taxes - current	$490,893	$330,044	$782,646	$644,207
Benefit for federal income taxes - deferred	(177,997)	(55,928)	(262,009)	(45,072)
Total Provision for Income taxes	$312,896	$274,116	$520,637	$599,135

9.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. In the fourth quarter of 2018 the Company’s Board of Directors authorized a discretionary contribution in the amount of $150,000, which was allocated among the accounts of all eligible employees and paid into their accounts in the DC Plan in December 2018. Based on that 2018 contribution, in the first half of 2019 the Company accrued $75,000 for a possible discretionary contribution at the end of 2019. However, in May 2019 the Company’s Board of Directors reduced the projected discretionary contribution for 2019 to $145,000, and that is the amount that was allocated among and paid into employees’ accounts in December 2019. Based on that 2019 contribution, in the first half of 2020 the Company accrued $72,500 towards the projected December 2020 discretionary contribution. For the first quarters of 2020 and 2019 the Company did not make any discretionary payments into the DC Plan.

10.	Other Information

	June 30,	December 31,
	2020	2019
Accrued Expenses	(unaudited)	(audited)

Bonuses	$418,512	$216,000
Distribution fees	330,503	309,190
Payroll and related expenses	202,337	175,433
Reserve for outdated material	271,208	231,392
Company 401(k) contribution	72,500	----
Audit fee	35,000	48,500
Insurance	60,796	---
Annual report expenses	32,494	64,324
Sales rebates	25,000	46,100
Other	21,262	38,187
Total Accrued Expenses	$1,469,612	$1,129,126

11.	Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. In November 2019, the FASB amended the effective date of implementation of this standard for smaller reporting companies. The new effective date is for fiscal years beginning after December 15, 2022. The Company is evaluating the potential impact on its financial statements.

12.	Concentrations of Credit Risk

Cash and cash equivalents: For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2020 and December 31, 2019, $2,263,000 and $1,174,000, respectively, exceeded the FDIC limit.

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

For the three months ended June 30, 2020, one of the Company’s marketing partners, and three of its distributors, together accounted for 76% of the Company’s sales and 64% of its outstanding accounts receivable at June 30, 2020. During the three-month period ended June 30, 2019, the same marketing partner and three distributors together were responsible for 73% of the Company’s sales and 53% of its outstanding accounts receivable at June 30, 2019.

For the six months ended June 30, 2020, one of the Company’s marketing partners, and three of its distributors, together accounted for 79% of the Company’s sales and 64% of its outstanding accounts receivable at June 30, 2020. During the six-month period ended June 30, 2019, the same marketing partner and three distributors together were responsible for 77% of the Company’s sales and 53% of its outstanding accounts receivable at June 30, 2019.

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

Per share basic and diluted earnings amounted to $0.26 and $0.23 for the three months ended June 30, 2020 and 2019, respectively, and $0.43 and $0.50 for the six months ended June 30, 2020 and 2019, respectively.

14.	Subsequent Events

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; changes in intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices. Accordingly, results achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements. (See the Company’s discussion of the potential impact of the coronavirus on the Company’s future operations and financial results in “PART II, ITEM 1A. RISK FACTORS” below).

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, pharmaceuticals, medical products, and proprietary specialty industrial products. All the products that the Company manufactures, with the exception of Renacidin®, are produced at its facility in Hauppauge, New York, and are marketed through marketing partners, distributors, wholesalers, direct advertising, mailings, and trade exhibitions. Its most important product line is its Lubrajel® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products, as well as medical lubricants. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of cosmetic ingredients. Many of the Company’s products use proprietary manufacturing processes and the Company relies primarily on trade secret protection to protect its intellectual property.

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

As discussed in Note 3 above, while the Company remained open during the entire second quarter due to its status as an “essential business,” its sales were still negatively impacted by the pandemic. This impact was primarily the result of a decrease in orders for both its cosmetic ingredients and its medical products. The Company’s pharmaceutical products were not impacted, and actually increased compared with last year’s second quarter. The decrease in sales of the Company’s medical products was primarily attributable to a decrease in orders from three of the Company’s larger medical product customers. The Company believes that these decreases were related to the impact of the coronavirus pandemic. It is likely that the coronavirus pandemic will continue to have a negative impact on the Company’s sales during the remainder of 2020 and possibly beyond. Although the Company does not expect its pharmaceutical sales to be impacted, it does anticipate that sales of its medical products could continue to be impacted while the pandemic continues.

Sales of the Company’s cosmetic ingredients will continue to be negatively impacted commensurate with reduced customer demand for, and the consequent reduced production of, consumer cosmetic products. The Company distributes products to marketing partners globally, and it is difficult to anticipate what market conditions will be like in other countries where the Company’s products are sold, and how those conditions might impact future sales of the Company’s products. It is likely that there will be a negative impact on the Company’s sales of its cosmetic ingredients until the pandemic is contained and normal demand for, and production of, cosmetic products return to previous levels. Since there is uncertainty as to what the duration of the pandemic will be, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations and financial results for the upcoming quarters.

As of the date of this report the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on its most important raw material and has multiple sources for many of its other raw materials. The Company also purchased additional quantities of some raw materials at the beginning of the pandemic, and as a result does not anticipate that it will have a problem maintaining production. Although the rate of production was slightly impacted due to staggered production hours during the second quarter of 2020, the Company did not have an issue with being able to maintain sufficient inventory and production levels and was able to fulfill sales orders on a timely basis.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2019, and a comparison of the results of operations for the second quarter of 2020 and 2019 and the first half of 2020 and 2019. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

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

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. The Company assumes responsibility for the shipment arriving at its intended destination. Sales of pharmaceutical products are final and revenue is recognized at the time of shipment, which is when the performance obligation is satisfied. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on gross sales of its pharmaceutical products.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2020 decreased by $324,755 (10%) when compared with the same period in 2019. Net sales for the first half of 2020 decreased by $182,158 (3%) as compared with the corresponding period in 2019. The decrease in sales for both the second quarter of 2020 and the first half of 2020 were attributable to changes in sales of the following product lines:

1.	Cosmetic Ingredients:

a)	Second quarter sales: For the second quarter of 2020, the Company’s sales of cosmetic ingredients decreased by $330,032 (23%) when compared with the second quarter of 2020. The decrease in second quarter sales was due primarily to a decrease of $316,700 (28%) in sales of the Company’s cosmetic ingredients to ASI. This was primarily the result of a decrease in demand for some of the Company’s products in China. Based on information provided to the Company by ASI, it was a result of both the softening of the market in China for cosmetic products in which the Company’s products were being used, as well as continuing competition from lower-priced Asian competitors. The Company is continuing to work closely with ASI to develop pricing that could enable the Company to better compete with the lower-cost Asian competitors.

Second quarter sales to the Company’s four other marketing partners, as well as to two small direct cosmetic ingredient customers, decreased by a net of $13,332 (5%) compared with the second quarter of 2019. The net decrease of $13,332 was attributable to a sales increase of $50,637 (50%) to the Company’s marketing partners in the UK and Switzerland, and an increase of $2,731 (150%) in sales to two direct cosmetic ingredient customers. Those increases were offset by a decrease in sales of $66,700 (37%) to the Company’s marketing partners in France and Italy and its former marketing partner in Korea. In late 2019, the Company began transitioning its Korean business to ASI and is no longer working with its former Korean marketing partner. The Company believes that the decline in sales in Europe was due primarily to increased competition from Asian competitors selling similar, although not necessarily identical, products at lower prices.

The Company believes that the sales fluctuations to the Company’s European marketing partners were the result of both the timing of customer orders as well as continuing competition from companies selling competitive products at lower prices, particularly a number of Asian manufacturers. This has resulted in a loss of some business in Europe to these less expensive products. As a result, from time to time the Company has adjusted its prices in order to retain or attract customers and be more competitive with some of the lower-priced products. Although there has been some impact on the Company’s profit margins on those sales, to date this impact has not been significant. The Company intends to continue to aggressively compete with these products whenever possible.

b)	Six-month sales: For the first half of 2020 the Company’s sales of cosmetic ingredients decreased by $278,894 (9%) when compared with the equivalent period in 2019. This decrease was due primarily to a decrease of $290,139 (11%) in shipments of the Company's extensive line of cosmetic ingredients to ASI. The primary reason for the decrease in sales for the six-month period was the same as for the sales decrease in the second quarter: lower sales to ASI as the result of a reduction in demand in China.

Sales for the first six months of 2020 of the Company’s cosmetic ingredients to the Company’s four other marketing partners, as well as to the two direct cosmetic ingredient customers, increased by $11,245 (2%) compared with the equivalent period in 2019. Six-month sales to the Company’s marketing partners in the UK and France increased by a total of $91,850 (21%); sales to the two direct cosmetic ingredient customers increased by $4,002 (115%); and sales to the Company’s marketing partners in Switzerland, Italy and Korea, decreased by a total of $84,607 (73%). See explanation above regarding the Company’s Korean marketing partner.

The Company believes that the sales fluctuations to the Company’s European marketing partners are the result of both the timing of customer orders as well as continuing competition from companies selling competitive products at lower prices, particularly a number of Asian manufacturers. This has resulted in a loss of some business in Europe to these less expensive products. As a result, from time to time the Company has adjusted its prices in order to retain or attract customers and be more competitive with some of the lower-priced products. Although there has been some impact on the Company’s profit margins on those sales, to date this impact has not been significant. The Company intends to continue to aggressively compete with these products whenever possible.

2.	Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Net sales of the Company’s pharmaceutical products for the three- and six-month periods ended June 30, 2020 increased by $197,710 (20%) and $348,819 (19%), respectively, compared with the corresponding periods in 2019. These increases were due primarily to increases of $213,784 (19%) and $408,079 (19%) in gross sales of Renacidin for the three- and six-month periods, respectively, ended June 30, 2020, and were partially offset by decreases of $16,097 (11%) and $19,842 (7%) in gross sales of the Company’s other pharmaceutical product, Clorpactin, for the same three-and six-month periods, respectively. The increase in gross sales for the first six months of 2020 was also partially offset by an increase of $39,418 in fees, rebates, and allowances, while the changes in fees, rebates, and allowances for the three-month period ended June 30, 2020 compared with the same period in 2019 were insignificant.

The Company believes that the increase in Renacidin sales was the result of its increased marketing efforts for Renacidin, primarily its launch of a new Renacidin website and the initiation of internet advertising, and that the decrease in Clorpactin sales was due to both normal fluctuations in sales as well as a possible decrease in the use of Clorpactin in hospital settings as a result of the focus on the treatment of Covid-19 patients in many hospitals.

3.	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products for the three- and six-month periods ended June 30, 2020, decreased by $180,244 (22%) and $251,555 (18%), respectively. The decrease in sales for both periods was primarily attributable to a decrease in orders from three of the Company’s larger direct medical product customers. The Company believes that these decreases were related to the impact of the coronavirus pandemic, and that with some countries beginning to emerge from the pandemic it is anticipated that these orders will gradually increase, and that orders that were expected in the first half of the year and were delayed by the coronavirus may be received in the second half of the year if normal operations resume.

4.	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, for the three- and six-month periods ended June 30, 2020, decreased by $12,189 (30%) and $528 (less than 1%), respectively, when compared with the corresponding periods in 2019. The decrease in sales for the three-month period was primarily due to a decrease in orders from one of the Company’s industrial product customers located in California. The Company believes that the coronavirus pandemic may have been the cause of that decrease in orders.

As a result of the increase in the sales of the Company’s pharmaceutical products, there was an increase in allowances for distribution fees, VA chargebacks, Medicaid and Medicare rebates, sales rebates and discounts, and outdated material returns, all of which increase proportionally as sales of those products increase. During the first half of 2020, the allowances for all the Company’s products increased by a net of $44,869 (approximately 8%) compared with the same period in 2019, primarily due to the increase in Renacidin sales.

Cost of Sales

Cost of sales as a percentage of net sales decreased from 45% in the second quarter of 2019 to 43% in the second quarter of 2020. For the first six months of 2020, cost of sales as a percentage of sales decreased from 43% to 42% compared with the first six months of 2019. The decreases in both periods were the result of lower production and overhead costs during the second quarter of 2020 due to decreased production during that period as a result of the Coronavirus pandemic.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $9,541 (2%) for the second quarter of 2020, and decreased by $22,146 (2%) for the first six months of 2020, compared with comparable periods in 2019. The increase in operating expenses for the second quarter of 2020 were primarily attributable to certain payroll related expenses and licensing fees. The decrease in operating expenses for the first six months of 2020 were primarily due to decreases in certain employee fringe benefit costs and professional fees. Operating expenses are expected to remain relatively consistent for the remainder of the year.

Research and Development Expenses

Research and development expenses increased by $14,720 (16%) for the second quarter of 2020 compared with the second quarter of 2019, and increased by $23,794 (12%) for the first six months of 2020 compared with the first six months of 2019. The increases in both periods was primarily due to an increase in payroll and payroll related expenses.

Investment Income

Investment income decreased by $1,622 (3%) for the second quarter of 2020 compared with the second quarter of 2019, and decreased by $1,722 (2%) for the first half of 2020 compared with the same period in 2019. These decreases were due to a decrease in dividend income from stock and bond mutual funds compared to the same periods in 2019.

Net gain on marketable securities

Net gain on marketable securities increased by $300,330 (346%) for the second quarter of 2020 compared with the second quarter of 2019. In the first quarter of 2020, there was an unrealized loss of $356,595 that resulted from the decrease in value of the Company’s marketable securities due to the negative impact of the coronavirus epidemic on the stock and bond markets. Those markets took a steep drop in the first few weeks of 2020 after COVID-19 reached the United States. Since that time, the market has been slowly recovering, and during the second quarter of 2020 the Company recovered all of the $356,595 in unrealized losses it had recognized in the first quarter, and ended the second quarter with an unrealized gain of approximately $25,728 as a result of the market rebounding from the impact of the Coronavirus during the second quarter of 2020.

For the first half of 2020, the net gain on marketable securities decreased by $313,459 (91%), compared with the same period in 2019. The primary reason for the decrease was that during the first six months of 2019, the Company recognized a realized gain on the sale of marketable securities in the amount of $247,499, compared with the comparable six-month period in 2020, where the realized gain on securities sold was $4,856.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first half of 2020 and 2019. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $10,224,222 at December 31, 2019 to $10,087,615 at June 30, 2020, a decrease of $136,607. The current ratio decreased from 8.6 to 1 at December 31, 2019 to 6.0 to 1 at June 30, 2020. The decrease in working capital and the current ratio was primarily due to a decrease in accounts receivable and an increase in accrued expenses and income taxes payable. The increase in accrued expenses was primarily due to an increase in accruals for bonuses, the Company’s 401(k) contribution, and insurance.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2020. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of COVID-19 on the Company's business.

The Company generated cash from operations of $3,183,479 and $2,642,812 for the first half of 2020 and 2019, respectively. The increase from 2019 to 2020 was primarily due to the decrease in accounts receivable and the increase in income taxes payable.

Cash used in investing activities for the first half of 2020 was $95,802, and cash provided by investing activities in the first half of 2019 was $242,704. The decrease was primarily due to the timing of marketable security sales and reinvestments in 2020 compared with 2019.

Cash used in financing activities was $1,928,969 and $2,524,946 for the first half of 2020 and 2019, respectively. The decrease was due to a decrease in dividends paid from $0.55 per share in 2019 to $0.42 per share in 2020.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of other opportunities that may arise that are in the best interest of the Company and its shareholders.

In connection with the coronavirus pandemic it is possible that certain customer invoices may remain outstanding longer than they have in the past, either due to slower payments from their customers, or as a result of having to shut down their business from time to time. However, the vast majority of the Company’s customers are large companies, and the Company does not expect to have to increase its bad debt reserve, and anticipates that its invoices will be paid with minimal delays.

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

POTENTIAL IMPACT OF COVID-19

As a result of the coronavirus pandemic, global consumer purchases declined during the first half of 2020, including purchases of cosmetic products. Until consumer purchases of those products resume their previous levels and cosmetic manufacturers increase their production, it is likely that some of the cosmetic manufacturers that use the Company’s products will continue to decrease their purchases of the Company’s cosmetic ingredients, both in the U.S. and overseas. As a result, for at least the rest of the year it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted.

Over the past few years China has become a significant market for the Company’s products, and it is anticipated that the impact of the coronavirus in China will continue to negatively impact those sales until the pandemic has passed and previous consumer purchasing levels increase. It is also possible that the payment of some of the Company’s outstanding invoices, not only for cosmetic ingredients but for the Company’s other products as well, may be delayed as a result of temporary closures or cash flow problems on the part of some of the Company’s customers. However, because most of the Company’s customers are large distributors and wholesalers, it is anticipated that the Company will not experience any significant increase in bad debt.

Due to the uncertainly surrounding the duration of the pandemic and its impact on the various countries in which the Company does business, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations and financial results over the next few quarters. Although three of the Company’s medical product customers did decrease their purchases during the second quarter, the Company believes that those decreases may also be related to the impact of the coronavirus, and it has not received any information from those customers that would give the Company reason to believe that future purchases will not resume their previous levels when the pandemic subsides. In regard to the Company’s sales of its pharmaceutical products, year-to-date sales of these products have not been impacted by the pandemic, and the Company has no reason to believe that they will be.

The Company also does not anticipate that the coronavirus pandemic will affect its ability to obtain raw materials and maintain production. The Company has price protection on its most important raw material, and multiple sources for many of its other raw materials. The Company also brought in additional quantities of some raw materials at the beginning of the pandemic, and as a result does not anticipate that it will have a problem maintaining production. Although the Company had implemented a staggered work schedule and reduced work hours during the second quarter as a result of the pandemic, it is currently back on its regular work schedule and in full production, and has been able to re-stock its inventory back to normal levels.

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

UNITED-GUARDIAN, INC.
(Registrant)

By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ANDREA J. YOUNG
Date: August 7, 2020		Andrea J. Young
Chief Financial Officer