Form 10-Q
period 2020-09-30
UNITED GUARDIAN INC
filed 2020-11-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2020     .

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

Yes ☐           No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The registrant had 4,594,319 shares of common stock, $.10 par value per share, outstanding as of November 1, 2020.

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2020	2019	2020	2019

Net Sales	$2,336,360	$3,317,370	$8,613,918	$9,777,086

Costs and expenses:
Cost of sales	974,763	1,386,948	3,634,528	4,142,616
Operating expenses	493,204	544,176	1,520,114	1,593,232
Research and development	114,836	104,800	331,134	297,304
Total costs and expenses	1,582,803	2,035,924	5,485,776	6,033,152
Income from operations	753,557	1,281,446	3,128,142	3,743,934

Other Income:
Investment income	38,932	47,320	131,318	141,428
Net gain on marketable securities	113,248	25,499	143,832	369,542
Total other income	152,180	72,819	275,150	510,970
Income before provision for income taxes	905,737	1,354,265	3,403,292	4,254,904

Provision for income taxes	188,205	284,394	708,842	883,529
Net Income	$717,532	$1,069,871	$2,694,450	$3,371,375

Earnings per common share (Basic and Diluted)	$0.16	$0.23	$0.59	$0.73

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$885,060	$1,048,311
Marketable securities	8,141,897	6,867,516
Accounts receivable, net of allowance for doubtful accounts of $20,186 at September 30, 2020 and $21,178 at December 31, 2019	1,283,595	2,098,411
Inventories, net	1,544,819	1,217,277
Prepaid expenses and other current assets	166,281	170,466
Prepaid income taxes	126,331	165,300
Total current assets	12,147,983	11,567,281

Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,504,677	4,482,236
Building and improvements	2,842,285	2,839,289
Total property, plant, and equipment	7,415,962	7,390,525
Less: Accumulated depreciation	6,720,369	6,609,818
Total property, plant, and equipment, net	695,593	780,707

Other assets, net	3,706	14,824
TOTAL ASSETS	$12,847,282	$12,362,812

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$40,925	$71,385
Accrued expenses	1,158,359	1,129,126
Dividends payable	18,536	142,548
Total current liabilities	1,217,820	1,343,059

Deferred income taxes	231,728	386,855

Commitments and contingencies

Stockholders’ equity:
Common stock (at $.10 par value) (10,000,000 shares authorized; 4,594,319 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively)	459,432	459,432
Retained earnings	10,938,302	10,173,466
Total stockholders’ equity	11,397,734	10,632,898

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,847,282	$12,362,812

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2020	4,594,319	$459,432	$10,173,466	$10,632,898
Net income	–	–	790,307	790,307
Balance, March 31, 2020	4,594,319	$459,432	$10,963,773	$11,423,505
Net income	–	–	1,186,611	1,186,611
Dividends declared and paid ($0.42 per share)	–	–	(1,928,969)	(1,928,969)
Dividends declared, not paid ($0.42 per share)	–	–	(645)	(645)
Balance, June 30, 2020	4,594,319	$459,432	$10,220,770	$10,680,202
Net income	–	–	717,532	717,532
Balance, September 30, 2020	4,594,319	$459,432	$10,938,302	$11,397,734

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2019	4,594,319	$459,432	$10,465,506	$10,924,938
Net income	–	–	1,222,694	1,222,694
Balance, March 31, 2019	4,594,319	$459,432	$11,688,200	$12,147,632
Net income			1,078,810	1,078,810
Dividends declared and paid ($0.55 per share)	–	–	(2,524,946)	(2,524,946)
Dividends declared, not paid ($0.55 per share)	–	–	(1,930)	(1,930)
Balance, June 30, 2019	4,594,319	$459,432	$10,240,134	$10,699,566
Net income	–	–	1,069,871	1,069,871
Balance, September 30, 2019	4,594,319	$459,432	$11,310,005	$11,769,437

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2020	2019
Cash flows from operating activities:
Net income	$2,694,450	$3,371,375
Adjustments to reconcile net incometo net cash provided by operating activities:
Depreciation and amortization	121,669	129,625
Net gain on marketable securities	(143,832)	(369,542)
Allowance for doubtful accounts	(992)	–
Deferred income taxes	(155,127)	(18,847)
Decrease (increase) in operating assets:
Accounts receivable	815,808	53,659
Inventories	(327,542)	208,159
Prepaid expenses and other current assets	4,185	(11,204)
Prepaid income taxes	38,969	102,376
(Decrease) increase in operating liabilities:
Accounts payable	(30,460)	121,048
Accrued expenses	29,233	40,364
Dividends payable	(124,657)	–
Net cash provided by operating activities	2,921,704	3,627,013

Cash flows from investing activities:
Acquisition of property, plant and equipment	(25,437)	(104,662)
Proceeds from sale of marketable securities	3,802,205	11,359,973
Purchases of marketable securities	(4,932,754)	(11,112,930)
Net cash (used in) provided by investing activities	(1,155,986)	142,381

Cash flows from financing activities:
Dividends paid	(1,928,969)	(2,524,946)
Net cash used in financing activities	(1,928,969)	(2,524,946)
Net (decrease) increase in cash and cash equivalents	(163,251)	1,244,448

Cash and cash equivalents at beginning of period	1,048,311	550,135
Cash and cash equivalents at end of period	$885,060	$1,794,583

Supplemental disclosure of cash flow information:
Taxes paid	$825,000	$800,000
Supplemental disclosure of non-cash dividends payable	$645	$1,930

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

Interim condensed financial statements of the Company are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2020 (also referred to as the "third quarter of 2020" and the "first nine months of 2020", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2020. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

3.	Impact of coronavirus (COVID-19)

In March 2020, the spread of the coronavirus (COVID-19) began to cause disruptions among businesses and markets worldwide. On March 20, 2020, the Governor of New York issued an executive order which closed non-essential businesses. The Company, as a manufacturer of pharmaceutical and medical products, was considered an essential business, and continued to operate. While the Company’s pharmaceutical customers have not been impacted by the coronavirus pandemic, sales of the Company’s cosmetic products and medical products have been impacted, particularly in the third quarter. Third quarter sales of the Company’s cosmetic ingredients decreased by 62%, and year-to-date sales of those products decreased by 26%, compared with the comparable periods in 2019. These decreases were primarily the result of a significant decrease in sales of the Company’s cosmetic ingredients to the Company’s marketing partner in China. Those sales decreased due to a number of factors related to the coronavirus, including (a) lower consumer demand in China for many of the products in which the Company’s products are used; (b) manufacturing disruptions in China resulting from the impact of the coronavirus on manufacturing facilities; (c) and excess inventory levels resulting from overstocking on the part of both the Company’s marketing partner for China as well its distributors in China, due to the uncertainty of being able to restock product during the coronavirus pandemic. Since the Company’s cosmetic ingredients are marketed globally by its marketing partners in different countries, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales, since the virus continues to impact countries at different times and to very different extents. Until the global crisis passes it is likely that there will continue to be a negative impact on the Company’s sales of cosmetic ingredients in many countries. The Company also believes that the coronavirus has impacted sales to two of the Company’s medical product customers whose orders decreased in the third quarter of 2020. Since there is uncertainty as to what the duration of the pandemic will be, the Company is unable to provide any accurate estimate or projection as to what the continuing impact of the coronavirus will be on the Company’s operations or its financial results in the future.

As of the date of this report, the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on some but not all of its most important raw materials and has multiple sources for many of its raw materials. The Company also purchased additional quantities of some raw materials at the beginning of the pandemic, and as a result it does not anticipate that it will have a problem maintaining production. The Company has been able to maintain sufficient inventory and production levels to enable it to fulfill sales orders on a timely basis. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Due to the Covid-19 pandemic the Company experienced minor delays in receiving payments from certain customers that were impacted by the pandemic during the third quarter of 2020, but the negative impact of those delayed payments was not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of September 30, 2020 and December 31, 2019, the allowance for doubtful accounts receivable was $20,186 and $21,178, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitles those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated sales by product class is as follows:

	Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
Cosmetic Ingredients	$550,177	$1,447,624	$3,358,956	$4,535,296
Pharmaceutical	1,232,586	1,132,303	3,463,738	3,014,656
Medical	517,036	688,301	1,683,682	2,106,482
Industrial products	36,561	49,142	107,542	120,652
Total Sales	$2,336,360	$3,317,370	$8,613,918	$9,777,086

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 22% of the Company’s total sales in the third quarter of 2020 were to customers located outside of the United States, compared with approximately 17% in the third quarter of 2019. For the nine months ended September 30, 2020, approximately 20% of the Company’s total sales were to customers located outside of the United States, compared with approximately 19% for the nine months ended September 30, 2019.

Disaggregated sales by geographic region is as follows:

	Three months ended September 30,		Three months ended September 30,
	2020	2019	2020	2019
United States*	$1,819,084	$2,763,003	$6,887,726	$7,912,571
Other countries	517,276	554,367	1,726,192	1,864,515
Total Sales	$2,336,360	$3,317,370	$8,613,918	$9,777,086

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that approximately 69% of ASI’s sales of the Company’s products in the third quarter of 2020 were to customers in other countries, with China representing approximately 30% of ASI’s total sales of the Company’s products, compared with approximately 73% of ASI’s sales of the Company’s products in the third quarter of 2019 going to customers in other countries, with China representing approximately 46% of ASI’s total sales of the Company’s products during that period. For the nine months ended September 30, 2020, approximately 69% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 33% of ASI’s total sales of the Company’s products, as compared with approximately 74% of ASI’s sales going to customers in other countries for the nine months ended September 30, 2019, with China accounting for approximately 50% of ASI’s total sales of the Company’s products during that period.

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

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three- and nine-month periods ended September 30, 2020 and 2019, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net gains recognized during the period on marketable securities	$113,248	$25,499	$143,832	$369,542
Less: Net gains recognized during the period on marketable securities sold during the period	25,062	–	29,918	247,499
Unrealized gains recognized during the reporting period on marketable securities still held at the reporting date	$88,186	$25,499	$113,914	$122,043

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

The following tables summarize the Company’s investments:

September 30, 2020 (Unaudited)

Equity Securities	Cost	Fair Value	Unrealized Gain

Fixed income mutual funds	$6,900,333	$7,243,284	$342,951
Equity and other mutual funds	706,410	898,613	192,203
Total equity securities	7,606,743	8,141,897	535,154
Total marketable securities	$7,606,743	$8,141,897	$535,154

December 31, 2019 (Audited)

Debt Securities	Cost	Fair Value	Unrealized Gain

U.S Treasury Bills (maturities of greater than three months up to one year)	$3,481,625	$3,481,625	$–
Total debt securities	$3,481,625	$3,481,625	$–

Equity Securities

Fixed income mutual funds	$1,940,071	$2,122,157	$182,086
Equity and other mutual funds	1,024,580	1,263,734	239,154
Total equity securities	2,964,651	3,385,891	421,240
Total marketable securities	$6,446,276	$6,867,516	$421,240

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S. Treasury Bills and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $3,802,205 for the nine months ended September 30, 2020, which included realized gains of $29,918. Proceeds from the sale and redemption of marketable securities amounted to $11,359,973 for the nine months ended September 30, 2019, which included realized gains of $247,499.

7.	Inventories

	September 30,	December 31,
	2020	2019
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$459,801	$320,507
Work in process	44,742	81,002
Finished products	1,040,276	815,768
Total inventories	$1,544,819	$1,217,277

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at September 30, 2020 and December 31, 2019 are stated net of a reserve of $35,000 for slow moving and obsolete inventory. At September 30, 2020 and December 31, 2019, the Company had allowances of $284,185 and $231,392 respectively, for possible outdated material returns, which is included in accrued expenses.

As of the date of this report, the Covid-19 pandemic has not adversely affected the valuation of the Company’s finished products, work in process, or raw material inventories.

8.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2020 and December 31, 2019, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30 comprises the following:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Provision for federal income taxes - current	$81,323	$258,169	$863,969	$902,376
Provision for (benefit from) federal income taxes – deferred	106,882	26,225	(155,127)	(18,847)
Total provision for income taxes	$188,205	$284,394	$708,842	$883,529

9.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. In the fourth quarter of 2018 the Company’s Board of Directors authorized a discretionary contribution in the amount of $150,000, which was allocated among the accounts of all eligible employees and paid into their accounts in the DC Plan in December 2018. Based on that 2018 contribution, in the first half of 2019 the Company accrued $75,000 for a possible discretionary contribution at the end of 2019. However, in May 2019 the Company’s Board of Directors reduced the projected discretionary contribution for 2019 to $145,000, and that is the amount that was allocated among and paid into employees’ accounts in December 2019. Based on that 2019 contribution, in the first nine months of 2020 the Company accrued $108,750 towards the projected December 2020 discretionary contribution.

For the first three quarters of 2020 and 2019, the Company did not make any discretionary payments into the DC Plan.

10.	Related-Party Transactions

During the three and nine-month periods ended September 30, 2020, the Company made payments of $9,500, respectively, to the accounting firm Bonamassa, Maietta and Cartelli, LLP (“Bonamassa”) for accounting and tax services. There were no payments made to Bonamassa during the three-month period ended September 30, 2019. For the nine-month period ended September 30, 2019, the Company made payments of $6,500 for accounting and tax services to Bonamassa. Lawrence Maietta, a partner in Bonamassa, is a director of the Company.

11.	Other Information

Accrued Expenses

Accrued expenses consist of the following:

Accrued Expenses	September 30, 2020	December 31, 2019
	(Unaudited)	(Audited)

Bonuses	$105,000	$216,000
Distribution fees	324,849	309,190
Payroll and related expenses	162,799	175,433
Reserve for outdated material	284,185	231,392
Company 401(k) contribution	108,750	–
Audit fee	47,750	48,500
Insurance	35,981	–
Annual report expenses	47,000	64,324
Sales rebates	25,000	46,100
Other	17,045	38,187
Total Accrued Expenses	$1,158,359	$1,129,126

12.	Recent Accounting Pronouncements

In January 2019, the Company adopted ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU required organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU required disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. The disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Cash and cash equivalents - For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less when purchased. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2020, approximately $637,000 exceeded the FDIC limit.

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

For the three months ended September 30, 2020, one of the Company’s marketing partners, and three of its distributors, together accounted for 79% of the Company’s sales and 70% of its outstanding accounts receivable at September 30, 2020. During the three-month period ended September 30, 2019, the same marketing partner and three distributors together were responsible for 74% of the Company’s sales and 70% of its outstanding accounts receivable at September 30, 2019.

For the nine months ended September 30, 2020, one of the Company’s marketing partners, and three of its distributors, together accounted for 79% of the Company’s sales and 70% of its outstanding accounts receivable at September 30, 2020. During the nine-month period ended September 30, 2019, the same marketing partner and three distributors together were responsible for 75% of the Company’s sales and 70% of its outstanding accounts receivable at September 30, 2019.

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

Per share basic and diluted earnings amounted to $0.16 and $0.23 for the three months ended September 30, 2020 and 2019, respectively, and $0.59 and $0.73 for the nine months ended September 30, 2020 and 2019, respectively.

15.	Supplemental Disclosure of Cash Flow Information

During the third quarter of 2020, the Company paid approximately $124,041 to its transfer agent, which represented accrued dividends on unconverted shares of one of the Company’s previous corporate entities, Guardian Chemical Corporation (“Guardian”). This payment was made in order to facilitate the conversion of those shares to United-Guardian, Inc. shares, and the subsequent escheatment of those shares to the appropriate state jurisdictions. The Company is continuing to accrue dividends on the remaining unconverted shares that are currently pending escheatment.

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

As discussed in Note 3 of the condensed financial statements above, while the Company remained open due to its status as an “essential business,” its sales were still negatively impacted by the pandemic. This impact was primarily the result of a decrease in orders for its cosmetic ingredients, as well as, to a lesser extent, its medical products. The Company’s pharmaceutical products have not been impacted, and actually increased compared with last year’s third quarter. The decrease in sales of the Company’s medical products was primarily attributable to a decrease in orders from two of the Company’s larger medical product customers. The Company believes that these decreases were most likely related to the impact of the coronavirus pandemic.

Sales of the Company’s cosmetic ingredients will continue to be negatively impacted commensurate with reduced customer demand for, and the consequent reduced production of, consumer cosmetic products. The Company distributes products to marketing partners globally, and it is difficult to anticipate what market conditions will be like in other countries where the Company’s products are sold, and how those conditions might impact future sales of the Company’s products. It is likely that there will be a negative impact on the Company’s sales of its cosmetic ingredients until the pandemic is contained and normal demand for, and production of, cosmetic products return to previous levels. Since there is uncertainty as to what the duration of the pandemic will be, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations and financial results going forward.

As of the date of this report the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on its most important raw material and has multiple sources for many of its other raw materials. The Company also purchased additional quantities of some raw materials at the beginning of the pandemic, and as a result does not anticipate that it will have a problem maintaining production. The Company has not had any issues with being able to maintain sufficient inventory and production levels and it was able to fulfill sales orders on a timely basis.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2019, and a comparison of the results of operations for the third quarter of 2020 and 2019 and the first nine months of 2020 and 2019. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

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

RESULTS OF OPERATIONS

Sales

Sales for the third quarter of 2020 decreased by $981,010 (30%) when compared with the same period in 2019. Sales for the first nine months of 2020 decreased by $1,163,168 (12%) as compared with the corresponding period in 2019. The decrease in sales for both the third quarter of 2020 and the first nine months of 2020 were attributable to changes in sales of the following product lines:

Cosmetic Ingredients:

a)	Third quarter sales: For the third quarter of 2020, the Company’s sales of cosmetic ingredients decreased by $897,447 (62%) when compared with the third quarter of 2019. The decrease in third quarter sales was due primarily to a decrease of $861,153 (73%) in sales of the Company’s personal care products to ASI. This decrease was primarily the result of a decrease in demand for some of the Company’s products in China in 2020 compared with 2019. Based on information provided to the Company by ASI, the Company’s marketing partner in China, the reduced sales were the result of both a softening of the market in China for a particular line of cosmetic products in which the Company’s products were being used, as well as continuing competition from lower-priced Asian competitors. The Company continues to work closely with ASI to price the Company’s products as competitively as possible in order to better compete with lower-cost Asian competitors, and it recently provided ASI with reduced pricing on some of its products, which it hopes will enable it to recover some of the business it has lost to some of the lower-cost competitors. It is also developing some new products that are directed at increasing sales in both China and Korea.

Third quarter sales to the Company’s four other marketing partners, as well as to three small direct cosmetic ingredients customers and the Company’s former marketing partner in Korea, had a net decrease of $36,294 (14%) compared with the third quarter of 2019. Sales to the Company’s marketing partners in the UK and Switzerland and the Company’s three direct personal care customers increased by a total of $76,662 (123%), while sales to the Company’s marketing partners in France, Italy and Korea decreased by $112,956 (55%). The Company believes that the decline in sales of the Company’s cosmetic products in Europe has been due to both the impact of the coronavirus as well as increased competition from Asian competitors selling similar, although not necessarily identical, products at lower prices.

Nine-month sales: For the first nine months of 2020, the Company’s sales of cosmetic ingredients decreased by $1,176,340 (26%) when compared with the same period in 2019. This decrease was due primarily to a decrease of $1,151,292 (31%) in shipments of the Company's extensive line of cosmetic ingredients to ASI. The primary reason for the decrease in sales to ASI during the first nine months of 2020 was the same as for the decline in sales in the third quarter, which was both the impact of the coronavirus, which caused a reduction in demand for the Company’s products in China, as well as the sales of competitive products manufactured in Asia that sell at lower prices than those of the Company.

Sales for the first nine months of the year of the Company’s cosmetic ingredients to the Company’s four other marketing partners, as well as to the three direct customers and the Company’s former marketing partner in Korea decreased by $25,048 (3%) compared with the same period in 2019. Nine-month sales to the Company’s marketing partners in France, Switzerland, Italy and Korea decreased by $113,810 (22%), while combined sales to the Company’s marketing partner in the UK, as well to the three direct customers, increased by $88,762 (30%).

The Company believes that the sales fluctuations to the Company’s European marketing partners were the result of a) the impact of the coronavirus; b) continuing competition from Asian companies selling competitive products at lower prices; and c) the timing of customer orders. As a result of the competitive situation in both Europe and Asia, from time to time the Company has adjusted its prices in order to retain or attract customers and be more competitive with some of the lower-priced products. Although there has been some impact on the Company’s profit margins on those sales, to date this impact has not been significant. The Company intends to continue to aggressively compete with these products whenever feasible.

In late 2019, the Company began transitioning its Korean business to ASI and is no longer working with its former Korean marketing partner. The Company believes that the decline in sales in Korea was due to both increased competition from Asian competitors, as well as an unacceptable marketing effort on the part of the Company’s previous Korean marketing partner.

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Net sales of the Company’s pharmaceutical products for the three- and nine-month periods ended September 30, 2020 increased by $100,283 (9%) and $449,082 (15%), respectively, compared with the corresponding periods in 2019. These increases were due primarily to increases of $220,531 (19%) and $628,610 (19%) in gross sales of Renacidin for the three- and nine-month periods, respectively, ended September 30, 2020, combined with increases of $25,348 (16%) and $5,506 (1%) in gross sales of the Company’s other pharmaceutical product, Clorpactin, for the same three-and nine-month periods, respectively. The increase in gross sales for the three- and nine-month periods ended September 30, 2020 was offset by an increase in fees, rebates, and allowances of $145,596 and $185,034, respectively.

The Company believes that the increase in Renacidin sales was the result of the Company’s continuing Google advertising campaign for Renacidin.

As a result of the increase in the sales of the Company’s pharmaceutical products, there was an increase in allowances for distribution fees, VA chargebacks, Medicaid and Medicare rebates, sales rebates and outdated material returns, all of which increase proportionally as sales of those products increase. During the three- and nine-month periods ended September 30, 2020, the allowances for all of the Company’s products increased by a net of $139,550 (66%) and $184,418 (24%), respectively.

Medical (non-pharmaceutical) products:

Sales of the Company’s medical products decreased by $171,265 (25%) for the third quarter of 2020, and by $422,800 (20%) for the nine-month period ended September 30, 2020, compared with the comparable periods in 2019. The decrease in medical product sales for the three-month period ended September 30, 2020 was primarily attributable to the decrease in orders from two of the Company’s larger direct medical product customers. The decrease in medical product sales for the nine-month period September 30, 2020 was primarily due to the decrease in orders from the same two direct medical product customers referred to above as well as one additional customer located in China. The Company believes that all of these decreases were related to the impact of the coronavirus pandemic, and anticipates that orders from these customers will gradually increase as normal operations resume.

Industrial products:

Sales of the Company's industrial products decreased by $12,581 (26%) and by $13,110 (11%) for the three and nine months, respectively, ended September 30, 2020, when compared to the corresponding periods in 2019.The decrease in sales for both the three month and nine month periods was primarily due to a decrease in orders from one of the Company’s industrial product customers located in New York, where non-essential businesses were temporarily closed earlier in the year due to the coronavirus pandemic.

Cost of Sales

Cost of sales as a percentage of sales remained the same for both the third quarter of 2020 and 2019, at 42%. For the first nine months of 2020, cost of sales as a percentage of sales also remained unchanged at 42%, compared to the first nine months of 2019.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, decreased by $50,972 (9%) for the third quarter of 2020, and by $73,118 (5%) for the first nine months of 2020, compared with comparable periods in 2019. The decreases in operating expenses for both periods were primarily attributable to a decrease in payroll and payroll related expenses. Operating expenses are expected to remain relatively consistent for the remainder of the year.

Research and Development Expenses

Research and development expenses increased by $10,036 (10%) for the third quarter of 2020, and by $33,830 (11%) for the first nine months of 2020 compared with the same periods in 2019. The increases for both periods were mainly due to an increase in payroll and payroll related expenses.

Investment Income

Investment income decreased by $8,388 (18%) for the third quarter of 2020 compared with the third quarter of 2019 and decreased by $10,110 (7%) for the first nine months of 2020 compared with the same period in 2019. The decreases in both periods were due to decreased interest income from U.S. Treasury Bills combined with lower dividend income from stock and bond mutual funds compared to the same periods in 2019.

Net gain on marketable securities

Net gain on marketable securities increased by $87,749 (344%) for the third quarter of 2020 compared with the same period in 2019. The reason for the increase was a combination of an increase in the realized gains on the sales of marketable securities during the period and a continued increase in market value of the Company’s marketable securities.

For the first nine months of 2020, the net gain on marketable securities decreased by $225,710 (61%) compared with the same period in 2019. The primary reason for the decrease was that during the first nine months of 2019, the Company recognized a realized gain on the sale of marketable securities in the amount of $247,499, compared with the corresponding nine-month period in 2020, where the realized gain on securities sold was $29,918.

Provision for income taxes

The Company's effective income tax rate was approximately 21% for the first nine months of 2020 and 2019. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10,224,222 at December 31, 2019 to $10,930,163 at September 30, 2020, an increase of $705,941. The current ratio increased from 8.6 to 1 at December 31, 2019 to 10.0 to 1 at September 30, 2020. The increase in working capital was primarily due to an increase in marketable securities. The increase in the current ratio was primarily due to an increase in marketable securities and a decrease in dividends payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2020.

The Company generated cash from operations of $2,921,704 and $3,627,013 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease in cash from operations was primarily due to a decrease in net income.

Cash used in investing activities for the nine-month period ended September 30, 2020 was $1,155,986. Cash provided by investing activities for the nine-month period ended September 30, 2019 was $142,381. The decrease is primarily due to an increase in the purchases of fixed income mutual funds during the third quarter of 2020.

Cash used in financing activities was $1,928,969 and $2,524,946 for the nine months ended September 30, 2020 and September 30, 2019, respectively. The decrease was due to a decrease in the dividends paid per share from $0.55 per share in 2019 to $0.42 per share in 2020.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of other opportunities that may arise that are in the best interest of the Company and its shareholders.

In connection with the coronavirus pandemic it is possible that certain customer invoices may remain outstanding longer than they have in the past, either due to slower payments from their customers, or as a result of having to shut down their business from time to time. However, the vast majority of the Company’s customers are large companies, and the Company does not expect to have to increase its bad debt reserve and anticipates that its invoices will be paid with minimal delays.

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

POTENTIAL IMPACT OF COVID-19

As a result of the coronavirus pandemic, global consumer purchases declined during the first nine months of 2020, including purchases of cosmetic products. Until consumer demand for these products returns to the pre-pandemic levels and cosmetic manufacturers increase their production, it is likely that some of the cosmetic manufacturers that use the Company’s products will continue to decrease their purchases of the Company’s cosmetic ingredients, both in the U.S. and overseas. As a result, for at least the rest of the year it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted.

Over the past few years China has become a significant market for the Company’s products, and it is anticipated that the impact of the coronavirus in China will continue to negatively impact those sales until the pandemic has passed and consumer purchases gradually return to historic levels. It is also possible that the payment of some of the Company’s outstanding invoices, not only for cosmetic ingredients but for the Company’s other products as well, may be delayed as a result of temporary closures or cash flow problems on the part of some of the Company’s customers. However, because most of the Company’s customers are large distributors and wholesalers, it is anticipated that the Company will not experience any significant increase in bad debt.

Due to the uncertainly surrounding the duration of the pandemic and its impact on the various countries in which the Company does business, the Company is unable to provide any accurate estimate or projection as to what the full impact of the coronavirus will be on the Company’s operations and financial results for the remainder of the year as well as for the beginning of 2021. Although two of the Company’s medical product customers decreased their purchases during the third quarter, the Company believes that those decreases may also be related to the impact of the coronavirus, and it has not received any information from those customers that would give the Company reason to believe that future purchases will not resume their previous levels once the pandemic subsides. In regard to the Company’s sales of its pharmaceutical products, year-to-date sales of these products have not been impacted by the pandemic, and the Company has no reason to believe that they will be.

The Company also does not anticipate that the coronavirus pandemic will affect its ability to obtain raw materials and maintain production. The Company has price protection on its most important raw material, and multiple sources for many of its other raw materials. The Company also purchased additional quantities of some raw materials at the beginning of the pandemic and has not had a problem maintaining production.

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

Date: November 10, 2020	UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ANDREA J. YOUNG
Andrea J. Young
Chief Financial Officer

Page 26 of 26