Form 10-K
period 2020-12-31
UNITED GUARDIAN INC
filed 2021-03-22
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 1O-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 1-10526

UNITED-GUARDIAN, INC.

(Exact name of Registrant as specified in its charter)

Delaware	11-1719724
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

230 Marcus Blvd., Hauppauge, NY 11788

(Address of principal executive offices, including zip code)

(631) 273-0900 .
Registrant's telephone number, including area code

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

Cover Page 1 of 2

UNITED-GUARDIAN, INC.

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

Large accelerated filer	☐	Smaller reporting company	☒
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $48,900,000. (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of March 1, 2021, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information required by Part III (portions of Item 10, as well as Items 11, 12, and 13) is incorporated by reference to the Registrant's definitive proxy statement for the 2021 annual meeting of stockholders ("2021 Proxy Statement"), which, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is to be filed with the Securities and Exchange Commission (the “SEC”) no later than 120 days after Registrant's fiscal year end.

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

United's predecessor, United International Research, Inc. ("UIR"), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, United's Chairman and Director of Research until his death on April 9, 2009. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corporation ("Guardian"), an affiliate of UIR, whereby Guardian was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile of the Company to Delaware.

 The Company has a broad range of products, some of which are currently marketed and some of which are still in the research and development stage. Of the products being actively marketed, the two largest product lines are the Lubrajel® line of cosmetic ingredients and medical lubricants, which accounted for 57% of the Company's sales in 2020, and Renacidin® Irrigation Solution (“Renacidin"), a pharmaceutical product that accounted for 36% of the Company's sales in 2020.

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

The Company’s cosmetic ingredients are currently marketed globally by five marketing partners, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other specialty products. The Company’s cosmetic ingredients are sold directly to those marketing partners, which in turn resell those products to their customers for use in the formulation of one or more of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as the Company’s “medical products”) and its specialty industrial products are sold directly by the Company to marketers of finished products or to the contract manufacturers utilized by those marketers. The Company’s pharmaceutical products are marketed primarily through its dedicated Renacidin website and by internet advertising, and are sold to hospitals and pharmacies primarily through full-line drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as with comparable regulatory agencies in some foreign countries. The Company has a corporate website at www.u-g.com, and a specific website for Renacidin at www.renacidin.com.

IMPACT OF THE CORONAVIRUS PANDEMIC

In March 2020, the spread of the coronavirus (COVID-19) began to cause disruptions among businesses and markets worldwide. On March 20, 2020, the Governor of New York issued an executive order which closed non-essential businesses. The Company, as a manufacturer of pharmaceutical and medical products, was considered an essential business, and continued to operate throughout the pandemic. When the spread of the coronavirus was at its worst in New York the Company modified its staffing schedule in order to decrease employee density as much as possible, with employees working 7 days a week on altered hours, and later on an every-other-week work schedule with limited hours. Despite the reduced schedule the Company was able to maintain adequate production and shipping schedules, and was able to fill all orders on a timely basis. As things improved, the Company gradually increased its working hours and employee density until it resumed its regular working schedule in June 2020. Throughout the pandemic the Company was able to maintain its full payroll, all employees received their full pay, and no employees were furloughed or dismissed.

UNITED-GUARDIAN, INC.

While the Company’s pharmaceutical sales have not been impacted by the coronavirus pandemic, sales of the Company’s cosmetic ingredients and medical products have been significantly impacted, particularly in the second half of 2020. Sales of the Company’s cosmetic ingredients in 2020 decreased by 33% compared with 2019. The decrease was primarily the result of lower sales to ASI, the Company’s marketing partner in China, and was caused primarily by factors related to the coronavirus, including (a) lower consumer demand in China for many of the products in which the Company’s products are used; (b) manufacturing disruptions in China resulting from the impact of the coronavirus on manufacturing facilities; and (c) excess inventory levels due to overstocking on the part of both the Company’s marketing partner for China as well as its sub-distributors in China. The overstocking was due to the uncertainty on the part of the marketing partner about being able to continue to get product from the Company during the pandemic.

Because the Company’s cosmetic ingredients are marketed in many different countries, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales, since the virus continues to impact different countries at different times and to very different extents. The Company is hopeful that as vaccinations increase, the global economic situation will gradually improve. However, based on the current situation, as well as future projections by different analysts, the Company anticipates that the pandemic will continue to negatively impact sales of the Company’s cosmetic ingredients throughout most or all of 2021.

The Company also believes that the coronavirus impacted sales to two of the Company’s four major medical product customers whose orders decreased in 2020, and may have been a factor in the loss of a third (although the Company has not yet been able to confirm that as the reason for that lost business). Overall sales of the Company’s medical products decreased by 31% compared with the corresponding periods in 2019.

With the continuing uncertainty as to what the duration and future impact of the pandemic will be, the Company is unable to provide an accurate estimate or projection as to what the continuing impact of the coronavirus will be on the Company’s operations or its financial results in the future. However, as of the date of this report, the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on some but not all of its most important raw materials, has multiple sources for many of its raw materials, and has been able to maintain sufficient inventory and production levels to enable it to fulfill sales orders on a timely basis. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

PRODUCTS

As stated above, the Company operates in one business segment, and its product lines are separated into four distinct product categories:

COSMETIC INGREDIENTS

LUBRAJEL® is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care (primarily cosmetic/skincare) products. In the personal care industry, they are used primarily as moisturizers and as bases for other personal care products, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. Included in the many different formulations of Lubrajel are variations that use different types of preservatives, as well as some, like Lubrajel PF, Lubrajel Oil PF, and Lubrajel II XD PF, which are all preservative-free.

UNITED-GUARDIAN, INC.

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

LUBRAJEL MARINE™ was the second product that the Company developed for its new line of “natural” cosmetic ingredients. It was formulated using naturally-derived polysaccharides, with some of the ingredients sourced from marine vegetation. This product was developed jointly with ASI, and for that reason is being marketed globally on an exclusive basis by ASI. Like the original Lubrajel Natural, this product has received COSMOS certification for use in natural and organic cosmetic products. It is being actively marketed by ASI, and while sales have not attained the levels that the Company had originally hoped for, the Company is still optimistic that sales will increase as the interest in natural products in the marketplace continues.

Total sales of the Company's cosmetic ingredients decreased by $2,102,737 (33%) for the year ended December 31, 2020 when compared with 2019, and accounted for approximately 39% of total Company sales in 2020 compared with 47% in 2019. The decrease was due primarily to a decrease in sales of Lubrajel cosmetic ingredients to ASI for distribution in China, which the Company believes was due mainly to issues related to the coronavirus pandemic.

Each of the following cosmetic ingredients accounted for less than 2% of the Company’s sales in 2020, listed in descending order of sales.

LUBRAJEL II XD is a version of Lubrajel that was developed to be a direct replacement for one of the competitive products to Lubrajel. There is a paraben-free version of this product known as Lubrajel II XD Free, and the Company is currently developing a preservative-free version of the product.

B-122™ is a powdered lubricant used in the manufacture of certain cosmetics, such as pressed powders, eyeliners, and rouges, as well as some industrial products. The product acts as a binder, increases water-repellency and drop strength, and lowers the coefficient of friction in the products in which they are used. Until 2021 the Company also had small sales of another powdered lubricant, Lubraslide, but that product has now been discontinued due to the negative environmental impact of the PTFE that was one of its ingredients.

KLENSOFT™ is a surfactant (a surface-active agent, such as a soap or detergent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. Klensoft sales have been highly variable due to the ordering patterns of the primary customers for the product.

LUBRASIL™ II SB is a special formulation of Lubrajel in which silicone oil is incorporated into a Lubrajel base using proprietary technology that enables the product to maintain much of the clarity of regular Lubrajel. The product has a silky feel and is water resistant while at the same time providing moisturization.

UNITED-GUARDIAN, INC.

ORCHID COMPLEX™ is an oil-soluble base for skin creams, lotions, cleansers, and other cosmetics. It is an extract of fresh orchids modified by stabilizers, and is characterized by its excellent lubricity, spreadability, light feel, and emolliency. Because of its alcohol solubility it may also be used in fragrance products, such as perfumes and toiletries. Its emolliency makes it an excellent additive to shampoos, bath products and facial cleansers. It is also a superior emollient for sunscreens, vitamin creams, toners and skin serums.

The Company believes that its ability to maintain and/or increase sales of its cosmetic ingredients will depend on (a) the ability and determination of its marketing partners, especially its largest marketing partner, ASI, to continue to aggressively promote the Company’s products, particularly to new customers, and to find new marketing opportunities for those products; (b) the Company's success in developing new and innovative cosmetic ingredients, including new types of water-based moisturizers and lubricants; developing new applications for existing products; and (c) the ability of the Company to compete with manufacturers of lower-cost competitors to Lubrajel that have negatively impacted the sales of the Company’s cosmetic ingredients over the past few years. In particular, the Company has experienced significant pricing pressure from competitive products being marketed by some Asian manufacturers. These lower-cost competitive products are likely to continue to negatively impact the Company’s sales and profit margins on some of its products in certain geographic areas.

The Company believes that there is still potential to expand the sales of its cosmetic ingredients through new product development, modifications to make some of its current products more competitive, additional claim substantiation, and geographic expansion. The Company believes that its strong brand identity, reliability, and reputation for supplying quality products will be advantageous in its efforts to compete with the growing number of lower-cost competitors, but that it will still be necessary to be more competitive with its product pricing in certain geographic areas in order to maintain and grow its market share.

MEDICAL LUBRICANTS

LUBRAJEL RR and RC are both water-based gels used primarily as lubricants for urinary catheters. They are special grades of Lubrajel that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. Lubrajel RR was the original radiation resistant Lubrajel product. Lubrajel RC was developed as a lower-cost alternative to Lubrajel RR for those customers who are in more cost-sensitive markets. Sales of Lubrajel RR increased in 2020 compared with 2019, and sales of Lubrajel RC. The Company believes that the decrease in sales of Lubrajel RC was primarily the result of a decrease in orders from one of the Company’s customers that has been impacted by the coronavirus pandemic. The combined sales of both products accounted for 10% of the Company’s sales in 2020.

LUBRAJEL MG is the original form of Lubrajel, developed as a medical lubricant in the 1970s. It is used by many medical device manufacturers for lubricating urinary catheters, pre-lubricated enema tips, and other medical devices. Sales for this product decreased in 2020 compared with 2019 due to a decrease in sales to two of the Company’s larger customers for this product that are located in areas, such as China, that were significantly impacted by the coronavirus.

LUBRAJEL LC and LUBRAJEL FA are Lubrajel formulations that were developed for use in oral care applications. Sales of these products decreased in 2020 compared with 2019 primarily as the result of a decrease in orders from the Company’s primary customer, which the Company believes was related to the coronavirus pandemic.

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

UNITED-GUARDIAN, INC.

Sales of all of the medical grades of Lubrajel decreased by 31% in 2020 compared with 2019 and accounted for approximately 19% of the Company’s sales in 2020 compared with approximately 22% in 2019.

PHARMACEUTICALS

RENACIDIN® is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and in the urinary bladder. It is currently marketed in a plastic 30 mL single-dose bottle. Sales of Renacidin increased by approximately 12% in 2020 compared with 2019, and represented approximately 36% of total Company sales. The Company believes that the increase was due to the Company’s increased marketing efforts for this product, including a dedicated website and expanded internet advertising.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. Sales of Clorpactin have been very consistent from year-to-year, and in 2020 sales of Clorpactin represented approximately 6% of the Company’s sales.

The Company’s pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) they are outdated (but not more than one year after their expiration date, which is a return policy that conforms to standard pharmaceutical industry practice).

INDUSTRIAL PRODUCTS

DESELEX™ is a sequestering and chelating agent that is used primarily as a replacement for phosphates in the manufacture of detergents. It also has some use in personal care products as a chelating agent in shampoos and body washes. Sales of this product decreased slightly in 2020 and represented less than 1% of Company sales. The decrease in sales was primarily due to a decrease in orders from the Company’s primary customer for this product, which the Company believes was due to the impact of the coronavirus pandemic.

THOROCLENS is a chlorine-based industrial cleanser manufactured and packaged by the Company for a small company in New England. Sales of this product increased in 2020, but, as with Deselex, represented less than 1% of Company sales.

DEVELOPMENT ACTIVITIES

In coordination with, and with input from, its marketing partners, the Company's research and development department develops products that are used in many different industries, including the personal care (including cosmetic), pharmaceutical, medical, health care, and specialty chemical industries. These products are in various stages of development, some currently marketable and some in the very early stages of development requiring a substantial amount of development work to bring them to market. Research is also being done on new uses for currently marketed products.

UNITED-GUARDIAN, INC.

Prior to initiating research and development work on a product the Company consults with its global marketing partners to determine the marketability of the product, including the potential market size and the most effective method of marketing the product. After that, the research and development department will determine whether the product can be successfully developed, including (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf life of the product and suitable storage and transportation conditions; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions. If development proves feasible, the Company will then determine whether production and sales costs make it feasible to bring the product to market.

If the initial development work is successful, and the estimated costs of further development are acceptable to the Company, further development work to bring the product to market will continue, including scaling up from laboratory production batches to pilot batches to full-scale production batches. In the case of drug products or medical devices, significant additional work would have to be done, including studies to determine safety and effectiveness, preparation of an Investigational New Drug (IND) Application, and finally the filing of an NDA. Because of the high cost of bringing new drugs or medical devices to market, as well as the Company’s limited resources, the Company does not currently have plans to develop any new drugs or medical devices, and intends to focus its research and development efforts on the development of new and innovative products for the personal care and medical (non-drug) markets.

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

The Company's major research focus is on the development of new and unique cosmetic ingredients. The following are some of the projects on which the Company is currently working:

LUBRAJEL OIL PF: This product was developed as a result of the high demand for the Company’s very popular Lubrajel Oil. Unlike that product, this formulation is preservative-free, which enables formulators to use their own preservative systems without having to account for preservatives already incorporated into the product. This approach has been very successful with the Company’s Lubrajel PF, its first preservative-free product, and the Company is hopeful that a preservative-free formulation of Lubrajel Oil will also be successful. The Company has launched this product exclusively with Ashland. Ashland initially launched the product in Asia in June 2020, and followed with a global launch in November. Based on the amount of customer interest, as well as the qualification of the product for use by existing and new customers, Ashland has indicated that it considers this launch to be a success.

LUBRAJEL II XD PF: Like Lubrajel Oil PF, this product was developed to meet the continuing market demand for preservative-free products. Current formulators are moving from conventional preservative systems to more natural methods of preservation. Eliminating the preservatives enables a formulator to choose the preservative system that is best for their final application. This product is ready for marketing, and it is anticipated that Ashland will have formally launched this product in early February 2021. The product has already been qualified by some customers in the EMEA market.

LOWER-COST LUBRAJEL: Based on feedback from its marketing partners, the Company believes that there could be significant market potential for a version of Lubrajel for cosmetic use that can be produced and marketed at a lower cost than the current line of Lubrajel products. There are certain global markets that are not suitable for the current price points for Lubrajel, and the Company believes that the development of a lower-priced Lubrajel could open these new markets for the Company. The idea for a lower-cost Lubrajel has been discussed and considered by the Company for a number of years, and the Company believes that the time is right to focus on these development efforts. The goal is to develop a lower-cost product with similar benefits to some of the Company’s other Lubrajel cosmetic products, but which would not take away sales from those other products. The Company’s current development efforts for this product have focused on evaluating competitive products and comparing their attributes to those of the product we are developing. This initial research will enable the Company to determine the best path forward in developing a product that will be competitive in price sensitive markets. The Company anticipates that this initial research will be completed in early 2021, and that product development will begin shortly thereafter.

UNITED-GUARDIAN, INC.

OIL/WAX HYDRATION:  The concept for this product is an anhydrous textured gel that can be added to the oil phase of a cosmetic formula. Like many of the Company’s other “natural” products, this product has a high natural origin content based on ISO 16128, and, like the Company’s other natural products, is intended to be certified as a “natural” ingredient. A prototype formula has been tested for sensory benefits. Before additional development work is conducted on this prototype we will be discussing the marketability of the product with our distributors to determine appropriate product pricing and anticipated customer interest. A clear understanding of what pricing the market will support is necessary before determining the next steps in this project.

LUBRAJEL 24:  The purpose of this project is to develop a product with 24-hour hydration. While the Company’s current water-based moisturizing products provide excellent hydration, the goal is to build upon that to produce a product with superior hydration that will last a full 24 hours. Prototypes have been developed, and hydration testing is scheduled for March 2021. The results of this testing will determine the next steps in this project.

LUBRAJEL OIL NATURAL: This product was developed to be an addition to the Company’s “natural” line of products. It uses vegetable feedstock, and is based on polysaccharide chemistry. Modifications have been made over the past year to increase hydration and stabilize the emulsion. Like the Company’s other “natural” products, this product has been certified by Ecocert to comply with the COSMOS standards for use in natural and organic cosmetic products. The Company has initially launched this product with its UK marketing partner due to a specific interest they had in this product. The product has already been qualified for use by some customers in the UK, and the first commercial order was placed in January 2021. We will continue to work with our marketing partners to gain feedback on this product, and pursue additional markets where we believe that this product could be successful.

It should be emphasized that some of the projects listed above are in the very early stages of research and development, and there can be no guarantee that any particular development project will result in a marketable product or in significant sales if it is marketed.

The Company’s research and development expenses in 2020 were $451,208 compared with $397,391 in 2019. The Company expects its research and development expenses in 2021 to be comparable to those of 2020. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

UNITED-GUARDIAN, INC.

The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant trademarks are Lubrajel®, Renacidin®, and Clorpactin®.

DOMESTIC SALES

COSMETIC INGREDIENTS:

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”). That agreement was for the marketing of the Company’s cosmetic ingredients in North, Central, and South America. Since that time, this initial agreement has been modified and expanded multiple times (see “Marketing Agreements” below), most recently in 2019 when Korea was added to ASI’s marketing territory. ASI also has the exclusive right to market two of the Company’s products: Lubrajel Marine, which was the second product in the Company’s Lubrajel Natural line of products; and Lubrajel BA, an oral care product which was specifically developed for ASI in 2012 but which, to date, has not had significant sales. ASI also has a non-exclusive right to sell certain of the Company's other industrial and medical products. The current agreement with ASI automatically renewed on January 1, 2020 and will automatically renew again on January 1, 2022 unless either party chooses to terminate, which can be done by giving 60 days’ notice prior to the then expiration date.

Revenue from domestic sales of all Company products accounted for approximately 80% of the Company’s total sales in 2020, compared with 82% in 2019. Domestic sales of cosmetic ingredients accounted for approximately 30% of total Company sales in 2020, compared with 40% in 2019. Sales to the Company’s largest marketing partner, ASI, accounted for approximately 29% of total Company sales in 2020 and 39% of sales in 2019. It should be noted, however, that while all sales to ASI are considered domestic sales because all shipments to ASI are delivered to ASI in the U.S., a significant percentage of ASI’s purchases from the Company are ultimately sold to foreign customers. Based on sales information provided to the Company by ASI, 68% of ASI’s sales in 2020 were to customers in foreign countries, compared with 75% in 2019.

PHARMACEUTICALS:

The Company’s pharmaceutical products are marketed only in the United States, and are sold primarily through full-line drug wholesalers. Sales of those products accounted for approximately 41% of Company sales in 2020, compared with approximately 30% in 2019.

During 2020 and 2019, the Company participated in various government drug rebate programs related to the sale of Renacidin, its most important pharmaceutical product. These programs include the Medicaid Drug Rebate Program (MDRP), Section 340B Drug Pricing Program (340B), Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs required the Company to either sell its product at a discounted price, or, in the case of Medicaid, to pay a significant rebate to the various states where Renacidin was being provided to Medicaid patients. The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

As a result of the overly burdensome nature of the Medicaid rebates it became clear to the Company in October 2020 that it was no longer profitable for the Company to continue participating in the Medicaid or the 340B programs. As a result, on October 30, 2020, the Company informed the Centers for Medicare & Medicaid Services (CMS) and the Health Resources and Services Administration (HRSA) of its intention to terminate its Medicaid Drug Rebate Agreement and its 340B Drug Pricing Agreement, effective December 31, 2020. The Company will, however, continue to participate in the other government discount and rebate programs, specifically the Veterans Affairs FSS Program and the Medicare Part D Coverage Gap Program (CGDP).

UNITED-GUARDIAN, INC.

MEDICAL PRODUCTS:

The Company’s non-pharmaceutical medical products, such as its catheter lubricants and oral care products, are sold directly by the Company to the end users or to contract manufacturers utilized by the end users. These products are also are available for sale on a non-exclusive basis by its marketing partners as well. Domestic sales of the Company’s medical products accounted for approximately 8% of the Company’s total sales in 2020, compared with 11% in 2019. Although all shipments of medical products to U.S. locations are considered domestic sales, a percentage of those shipments are subsequently shipped by some customers to foreign manufacturing facilities, which then produce finished products that are marketed globally.

INDUSTRIAL PRODUCTS:

Domestic sales of the Company’s specialty industrial products accounted for less than 2% of Company sales in both 2020 and 2019. These products are sold directly to end-user customers or their contract manufacturers, who incorporate these products into their finished products.

FOREIGN SALES

In 2020 and 2019, approximately 20% and 18%, respectively, of the Company’s sales revenue was from foreign sources, and was derived from (a) sales of its cosmetic ingredients to the Company’s foreign marketing partners, which accounted for approximately 9% of Company sales in 2020 and 7% in 2019, and (b) sales of some of the Company’s medical products directly to certain customers in foreign countries, which accounted for approximately 11% of Company sales in both 2020 and 2019.

Because all shipments to the Company’s largest marketing partner, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are included in “Domestic Sales”, even though a significant percentage of ASI’s sales of the Company’s products are to customers in foreign countries. Based on sales information provided to the Company by ASI, 68% of ASI’s sales of the Company’s products in 2020 were to customers in foreign countries, compared with 75% in 2019. ASI’s largest foreign market in both 2020 and 2019 was China, which accounted for approximately 33% of ASI’s sales of Company products in 2020 and 49% in 2019.

Since the Company sells its products in U.S. Dollars, the Company’s selling prices are not affected by fluctuations in foreign currency exchange rates, except to the extent that a stronger dollar compared with foreign currencies can make the Company’s products less competitive in foreign markets, sometimes requiring the Company to adjust its prices in order to be more competitive. In recent years, sales have been negatively impacted by the strength of the U.S. Dollar relative to other currencies, particularly the Euro, which has resulted in some of the Company’s products being more price sensitive than they had been in the past. It has also enabled some of the Company’s competitors to take some market share from the Company in those markets. As a result of the weakening dollar in 2020, the Company’s products became a little more competitive than they have been over the past few years.

UNITED-GUARDIAN, INC.

SALES AND MARKETING

The Company markets its products through marketing partners and distributors, promotion on the Company’s websites, and by internet advertising, and has some direct sales to customers as well. The cosmetic ingredients are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care product manufacturers for use in the formulation of one or more of their products. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, the U.S. Department of Veterans Affairs, and other government agencies. The medical and specialty industrial products are sold by the Company directly to the end users. The industrial products are older products that have limited marketability but are still being sold to some long-time customers. They are not actively marketed but are available for sale to any new customers.

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

That agreement set forth provisions under which ISP/ASI would market and distribute the Company's cosmetic ingredients, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. In 1996, the parties entered into another agreement, which extended ASI’s distribution rights to the United States, Canada, Mexico, and Central and South America, and in December 2019 the marketing rights in Korea were transferred to ASI from the Company’s previous distributor for Korea. In July 2000, December 2002, December 2005, May 2010, November 2012, and November 2013 the parties entered into additional agreements that modified, extended, and consolidated the 1994 and 1996 agreements, and provided for automatic two-year renewals of ASI’s marketing rights unless either party terminated the arrangement upon 60 days’ notice. The agreement automatically renewed on January 1, 2012, 2014, 2016, 2018, and 2020 for additional two-year terms. The current contract ends on December 31, 2021.

The Company believes that in the event ASI were to cease marketing the Company's products alternative arrangements could be made with one of the other global marketers of cosmetic ingredients to continue to supply products to customers currently using the Company's products, without any significant interruption of sales.

RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has six major raw material vendors that together accounted for approximately 88% of the raw material purchases by the Company in 2020 and 84% in 2019.

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

SEASONALITY

Due to the nature of the Company's business and the types of products it markets, it is not subject to any significant seasonal fluctuations in sales.

CUSTOMERS

The Company’s cosmetic ingredients are currently marketed and sold globally by five marketing partners. Those marketing partners in turn market and distribute those products to their customers. Although the Company depends on those marketing partners for the marketing and distribution of its cosmetic ingredients, it is confident that if any of its marketing partners were to decide not to sell the Company’s products, or if the Company chose to replace one or more of those marketing partners, it would be able to put in place new marketing agreements to service its customers in all the geographic areas affected. If necessary, the Company would also be able to sell directly to the end users of its products until such time as a new marketing partner is put in place.

The Company’s pharmaceutical products are sold to, and distributed by, full-line drug wholesalers throughout the United States. Its medical and specialty industrial products are sold directly by the Company to the end users of those products or, in some cases, to contract manufacturers used by some of those end users.

COMPETITION

The Company has some products or processes that are either proprietary or have some unique characteristics. Its Lubrajel line of products is well known globally and has a long-standing reputation for high quality. The Company believes that these characteristics will be advantageous to the Company in its continuing efforts to compete effectively with other companies marketing similar products. The pharmaceutical, health care, and cosmetic industries are all highly competitive, and during 2020 the Company experienced a high level of competition for its cosmetic ingredients both in the U.S. and in foreign markets. Unlike in 2019, in 2020 the value of the U.S. dollar declined relative to some other foreign currencies, in particular the Euro, which made the Company’s products a little more competitive in those markets than it had been in recent years. Despite the more favorable currency situation, the Company believes that there will continue to be significant competition for its products, especially from Asian competitors, and the Company intends to continue to work closely with its marketing partners to remain as competitive as possible. The Company is aware that there are other domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, some of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established companies that have greater capacity than the Company to develop and to commercialize the types of products upon which the Company's research and development programs are based. The Company intends to continue to focus its research efforts on the development of new and innovative products for which there is not the same competitive situation as there is for some of the Company’s older products, and it is optimistic that the development of unique products, including products made exclusively with natural ingredients, will enable it to continue to compete in a market in which competition has become more of a factor than it had been in the past.

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

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of the Company's products. The Company and many of the Company's products are subject to certain government regulations. Some products developed and sold by the Company in the United States may require approval from federal regulatory agencies, such as the U.S. Food & Administration (“FDA”), as well as state regulatory agencies. Some products developed and sold by the Company outside the United States may require approval from foreign regulatory agencies. Although the Company does not currently market any medical devices, if it were to do so a 510(k) pre-market notification to the FDA would be required to demonstrate that the device is at least as safe and effective as a legally marketed device. The Company would then need to receive clearance from the FDA prior to marketing the device. While the Company does not have any plans to develop new pharmaceutical products, if it decided to do so any new drug product would require clinical evaluation under an Investigational New Drug Application, and the subsequent submission to the FDA of a New Drug Application.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2020 and 2019, the Company incurred approximately $13,000 and $39,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

EMPLOYEES

The Company presently has 25 employees, 4 of whom serve in an executive capacity, 16 in research, quality control and manufacturing, 3 in maintenance and construction, and 2 in office and administrative support services. Of the total number of employees, 22 are full time.

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

Holders of Record

As of March 1, 2021, there were 395 holders of record of Common Stock.

Cash Dividends

On May 20, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.42 per share, which was paid on June 17, 2020 to all stockholders of record as of June 3, 2020. On November 18, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.36 per share which was paid on December 8, 2020 to all stockholders of record as of December 1, 2020.

UNITED-GUARDIAN, INC.

On May 15, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share, which was paid on June 14, 2019 to all stockholders of record as of May 31, 2019. On November 20, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share, which was paid on December 10, 2019 to all stockholders of record as of December 3, 2019.

Item 6.	Selected Financial Data.

The Company is not providing information responsive to this Item as it is choosing to voluntary comply with the revisions to Item 6 of Form 10-K contained in SEC Release No. 33-10890, which eliminated the disclosure requirements contained in Item 301 of Regulation S-K. Prior to the issuance of SEC Release 33-10890 the Company was not required to provide the information because the Company was a small business issuer.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Impact of the Coronavirus Pandemic

In March 2020, the spread of the coronavirus (COVID-19) began to cause disruptions among businesses and markets worldwide. On March 20, 2020, the Governor of New York issued an executive order which closed non-essential businesses. The Company, as a manufacturer of pharmaceutical and medical products, was considered an essential business, and continued to operate throughout the pandemic. When the spread of the coronavirus was at its worst in New York, the Company modified its staffing schedule in order to decrease employee density as much as possible, with employees working 7 days a week on altered hours, and later on an every-other-week work schedule with limited hours. Despite the reduced schedule the Company was able to maintain adequate production and shipping schedules and was able to fill all orders on a timely basis. As things improved, the Company gradually increased its working hours and employee density until it resumed its regular working schedule in June 2020. Throughout the pandemic the Company was able to maintain its full payroll, all employees received their full pay, and no employees were furloughed or dismissed.

While sales of the Company’s pharmaceutical products have not been impacted by the coronavirus pandemic, sales of the Company’s cosmetic ingredients and medical products were significantly impacted, particularly in the second half of 2020. Sales of the Company’s cosmetic ingredients in 2020 decreased by 33% compared with 2019. The decrease was primarily the result of lower sales to ASI, the Company’s marketing partner in China, and was caused primarily by factors related to the coronavirus, including (a) lower consumer demand in China for many of the products in which the Company’s products are used; (b) manufacturing disruptions in China resulting from the impact of the coronavirus on manufacturing facilities; and (c) excess inventory levels due to overstocking on the part of both the Company’s marketing partner for China as well its sub-distributors in China. The overstocking was due to the uncertainty on the part of the marketing partner about being able to continue to get product from the Company during the pandemic.

Since the Company’s cosmetic ingredients are marketed in many different countries, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales, since the virus continues to impact different countries at different times and to very different extents. The Company is hopeful that as vaccinations increase, the global economic situation will gradually improve. However, based on the current situation, as well as future projections by different analysts, the Company anticipates that the pandemic will continue to negatively impact sales of the Company’s cosmetic ingredients throughout most or all of 2021.

UNITED-GUARDIAN, INC.

The Company also believes that the coronavirus impacted sales to two of the Company’s four major medical product customers whose orders decreased in 2020, and may have been a factor in the loss of a third (although the Company has not yet been able to confirm that as the reason for that lost business). Overall sales of the Company’s medical products decreased by 31% compared with the corresponding periods in 2019.

With the continuing uncertainty as to what the duration and future impact of the pandemic will be, the Company is unable to provide an accurate estimate or projection as to what the continuing impact of the coronavirus will be on the Company’s operations or its financial results in the future. However, as of the date of this report, the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has price protection on some but not all of its most important raw materials, has multiple sources for many of its raw materials, and has been able to maintain sufficient inventory and production levels to enable it to fulfill sales orders on a timely basis.

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

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds, and U.S. Government securities. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. U.S Treasury Bills are considered debt securities and realized gains or losses, if any, are reported in other comprehensive income. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2020 and 2019, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

During 2020 and 2019, the Company participated in various government drug rebate programs related to the sale of Renacidin, its most important pharmaceutical product. These programs include the Medicaid Drug Rebate Program (MDRP), Section 340B Drug Pricing Program (340B), Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs required the Company to either sell its product at a discounted price, or, in the case of Medicaid, to pay a significant rebate to the various states where Renacidin is provided to Medicaid patients. The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

As a result of the overly burdensome nature of the Medicaid rebates it became clear to the Company in October 2020 that it was no longer profitable for the Company to continue participating in the Medicaid or the 340B programs. As a result, on October 30, 2020, the Company informed the Centers for Medicare & Medicaid Services (CMS) and the Health Resources and Services Administration (HRSA) of its intention to terminate its Medicaid Drug Rebate Agreement and its 340B Drug Pricing Agreement, effective December 31, 2020. The Company will, however, continue to participate in the other government discount and rebate programs, specifically the Veterans Affairs FSS Program and the Medicare Part D Coverage Gap Program (CGDP).

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical medical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

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

UNITED-GUARDIAN, INC.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Due to COVID-19, the Company experienced minor delays in receiving payments from certain customers that were impacted by the pandemic; however, the negative impact of those delayed payments was not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of December 31, 2020 and December 31, 2019, the allowance for doubtful accounts receivable was $14,017 and $21,178, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitle those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Accounts Receivable Allowance

The Company performs ongoing credit evaluations of the Company’s customers and adjusts credit limits, as determined by a review of current credit information. The Company continuously monitors collection and payments from customers and maintains an allowance for doubtful accounts based upon historical experience, the Company’s anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While the Company’s credit losses have historically been low and within expectations, the Company may not continue to experience the same credit loss rates that have historically been attained. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of the Company’s significant customers would have a significant impact on the Company’s results of operations and cash flows. As mentioned above, the Company has not experienced significant issues with the collection of its accounts receivable balances due to the COVID-19 pandemic.

Inventory Valuation Allowance

In conjunction with the Company’s ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis. Based on these projections, management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers. Although the Company believes that it has been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pull back from their expected order levels, may result in the recognition of larger-than-anticipated write-downs. The Company has performed an evaluation of its inventory on hand as of the date of this report and believes the reserve is adequate to cover any slow-moving or obsolete inventory. The Company does not believe the value of its finished products, work in process or raw material inventories have been adversely affected by the coronavirus pandemic.

Results of Operations

Year ended December 31, 2020 compared with the year ended December 31, 2019:

Sales

Sales decreased 19% from $13,599,084 in 2019 to $10,986,081 in 2020. The decrease was due primarily to decreases in sales of the Company’s cosmetic products and non-pharmaceutical medical products. Those decreases were partially offset by an increase in sales of the Company’s pharmaceutical products, primarily Renacidin.

UNITED-GUARDIAN, INC.

The decrease in sales was the result of the following specific changes in sales in the different product categories:

(a)	Cosmetic Ingredients:

Sales of the Company's cosmetic ingredients decreased from $6,377,323 in 2019 to $4,274,586 in 2020. The decrease was attributable primarily to a decrease in sales of the Company’s Lubrajel line of products to ASI, the Company’s largest marketing partner, whose purchases decreased by 40% in 2020. Aggregate sales to the Company’s four other marketing partners increased from $914,690 in 2019 to $992,951 in 2020. That increase was primarily attributable to Company’s marketing partner in the UK, whose sales increased from $361,156 in 2019 to $445,402 in 2020. There was also a small increase in sales of the Company’s cosmetic ingredients to three other direct customers of the Company.

In addition to the above changes in marketing partner sales, as a result of the termination in December 2019 of the Company’s marketing agreement with its former marketing partner in Korea, there were no sales to that former marketing partner in 2020, compared with sales of $88,447 in 2019. Since December 2019 the Company’s marketing efforts in Korea are being handled by ASI.

The decrease in sales to ASI was due to a number of factors, the principal one being the impact of the coronavirus pandemic, which significantly impacted ASI’s sales of the Company’s products in China. The decrease in ASI sales in China was the result of a number of factors, including (a) lower consumer demand in China for many of the products in which the Company’s products are used; (b) manufacturing disruptions in China resulting from the impact of the coronavirus on manufacturing facilities; and (c) excess inventory levels of the Company’s products resulting from overstocking on the part of both the Company’s marketing partner for China as well as its sub-distributors in China, due to the uncertainty of being able to restock product during the pandemic. Since the Company’s cosmetic ingredients are marketed globally by its marketing partners in many different countries, and since the virus continues to impact countries at different times and to very different extents, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales. Until the global crisis passes it is likely that there will continue to be a negative impact on the Company’s sales of its cosmetic ingredients, as well as, to a lesser extent, its non-pharmaceutical medical products.

Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 68% of ASI’s sales in 2020 were to customers in foreign countries, compared to 75% in 2019. ASI’s largest foreign market in both 2020 and 2019 was China, which accounted for approximately 33% of ASI’s sales in 2020 and 49% of sales in 2019.

There continues to be global competition from Asian and European competitors selling products that are competitive with those sold by the Company and which are marketed at lower prices than those produced by the Company. The weakening of the U.S. dollar relative to the Euro in 2020 made the Company’s products a little more competitive in 2020 than they had been in the past few years when the dollar had continued to strengthen against the Euro. The Company continues to work closely with its marketing partners to price its products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing in order to maintain and increase sales and bring in new customers. However, the Company expects the European market to remain very competitive based on the continuing competition from lower-cost competitors, and for that reason it is concentrating its R&D efforts on developing new and unique products that these other companies do not have. The Company expects to introduce several such products during 2021.

UNITED-GUARDIAN, INC.

(b)	Pharmaceuticals:

Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Net sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, together increased from $4,091,817 in 2019 to $4,519,052 in 2020, with Renacidin accounting for most of the increase. Gross sales of Renacidin increased from $4,635,019 in 2019 to $5,347,827 in 2020, while gross sales of Clorpactin increased from $603,209 in 2019 to $611,878 in 2020. The Company believes that much of the increase in Renacidin sales was due to increased awareness of the product by both patients, caregivers, and physicians, which the Company believes was the result of the Company’s internet advertising campaign, along with its dedicated Renacidin.com website. The Company intends to continue these internet marketing efforts during 2021.

As a result of the increase in sales of the Company’s pharmaceutical products, there was a commensurate increase in the allowances related to the sales of those products, including distribution fees, chargebacks on VA sales, Medicaid and Medicare rebates, and outdated material returns. Those fees, rebates, chargebacks, and other allowances increase proportionally as sales of the Company’s pharmaceutical products increase, and in 2020 the allowances related to pharmaceutical sales increased by $294,244 (26%) compared with 2019, primarily due to the increase in Renacidin sales.

(c)	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products decreased from $2,968,806 in 2019 to $2,052,961 in 2020. Approximately 37% of that decrease was due to the loss of one of the Company’s four major medical product customers. One of the other customers is located in China, and the Company believes that the decrease in orders from that customer, as well as from one of its other major medical product customers not in China, was related to the impact of the coronavirus pandemic. The Company is hopeful that as the global markets begin to recover from the pandemic, orders from those affected customers will gradually increase.

(d)	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, decreased from $161,138 in 2019 to $139,482 in 2020. The decrease was primarily due to a decrease in sales to two of the Company’s industrial product customers, which operate in areas whose operations were negatively impacted by the Coronavirus pandemic.

Gross Profit on Sales

Gross profit on sales was 56% in 2020 compared with 58% in 2019. The decrease was due to the increased sales of Renacidin in 2020 compared with 2019, combined with the decrease in sales of the Company’s Lubrajel line of products, which carry a higher profit margin. Renacidin carries a lower gross profit margin than the Company’s other products due to the contract manufacturing costs connected with the manufacture of the product, as well as the rebates, discounts and allowances associated with it. In 2020, Renacidin represented 36% of the Company’s gross sales compared with 26% in 2019.

UNITED-GUARDIAN, INC.

Operating Expenses

Operating expenses decreased from $2,148,375 in 2019 to $2,026,368 in 2020. The decrease was mainly attributable to decreases in payroll, payroll related expenses, and employee fringe benefits. The Company was able to reduce these expenses during 2020 due to a lower employee head count. The Company anticipates that operating expenses will remain relatively consistent for 2021.

Research and Development Expenses

Research and development expenses increased from $397,391 in 2019 to $451,208 in 2020. The increase was primarily related to an increase in payroll and payroll related expenses and an increase in depreciation expense of R&D equipment.

Investment Income

Investment income increased from $203,329 in 2019 to $226,245 in 2020. The increase was due to an increase in dividend income from both stock and bond mutual funds. In early 2020, the Company began to shift its investment strategy from lower-yielding U.S. Treasury Bills towards short and intermediate-term bond funds that were yielding higher returns. During 2019, the Company’s investment portfolio was more heavily weighted in U.S. Treasury Bills, which yielded interest income that was less than the dividend income recognized in 2020 from the Company’s stock and bond mutual funds.

Net Gain on Marketable Securities

The net gain on marketable securities decreased from $431,076 in 2019 to $298,585 in 2020. The decrease was primarily due to the Company recognizing lower unrealized gains on its stock and bond mutual funds compared with the same period in 2019.

Provision for Income Taxes

The provision for income taxes decreased from $1,268,659 in 2019 to $856,022 in 2020. This decrease was due to a decrease in income before taxes. The Company’s effective income tax rate was 20.6% in 2020 and 21.1% in 2019. The Company’s effective income tax rate in 2020 was slightly lower than in 2019 due to higher research and development tax credits in 2020 compared with 2019.

Liquidity and Capital Resources

Working capital decreased from $10,224,222 at December 31, 2019 to $9,832,326 at December 31, 2020. The current ratio decreased from 8.6 to 1 at December 31, 2019 to 8.0 to 1 at December 31, 2020. The decrease in working capital was mainly due to decreases in cash and accounts receivable and an increase in accrued expenses.

Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2020 decreased from $2,098,411 in 2019 to $1,387,698 in 2020. The decrease in accounts receivable was due to the decrease in sales the Company experienced during 2020 due the coronavirus pandemic. The receivables turnover, or “Days Sales Outstanding”, for 2020 was 58 days, compared with 51 days in 2019. The increase was mainly the result of the Company experiencing minor delays in receiving payments from some customers during 2020 due to the pandemic. The Company’s allowance for doubtful accounts receivable decreased from $21,178 in 2019 to $14,017 in 2020, and the Company believes that the net balance of its accounts receivable as of December 31, 2020 was, and continues to be, fully collectible.

UNITED-GUARDIAN, INC.

The Company generated cash from operations of $3,594,240 in 2020 compared with $4,476,111 in 2019. The decrease in 2020 was primarily due to a decrease in net income in 2020 compared with 2019.

Net cash provided by investing activities was $1,071,987 for the year ended December 31, 2019 compared with net cash used in investing activities of $468,676 for the year ended December 31, 2020. This decrease in net cash provided by investing activities was mainly due to the execution of the Company’s strategy to purchase additional short and intermediate-term bond mutual funds in 2020.

Net cash used in financing activities was $3,582,431 and $5,049,922 during the years ended December 31, 2020 and 2019, respectively. The decrease was due to the payment of lower dividends in 2020 compared with 2019.

The Company believes that its working capital is sufficient to support its operating requirements for the next fiscal year. The Company's long-term liquidity position will be dependent upon its ability to generate sufficient cash flow from profitable operations.

The Company has no material commitments for future capital expenditures and no material cash requirements of immediate concern.

The Company has no off balance-sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On March 27, 2020, the coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains a provision known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for qualified wages paid to retained full-time employees between March 13, 2020 and December 31, 2020. The Consolidations Appropriations Act (CAA), signed into law on December 27, 2020, significantly modified and expanded the provisions of the ERC to include wages paid in the first half of 2021. The Company has determined that it has qualified for this credit in the first quarter of 2021 and anticipates utilizing benefits under this act to aid its liquidity position. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021 and June 30, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid.

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

UNITED-GUARDIAN, INC.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2020. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2020 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

UNITED-GUARDIAN, INC.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2021 Proxy Statement.

Code of Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to all officers, directors, and employees serving in any capacity to the Company, including the Chief Executive Officer and/or President, Chief Financial Officer, and Principal Accounting Officer. A copy of the Company's Code of Business Conduct and Ethics is available on the Company's website at http://www.u-g.com/corporate. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of its Code of Business Conduct and Ethics applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer by posting this information on the Company's website.

Audit Committee

The Company has an Audit Committee (“Committee”) that is currently composed of three of the Company’s independent directors, as well as an additional outside director that has expertise in both accounting and financial reporting, who acts as an advisor to the Committee. The members of the Committee are elected annually by the Board of Directors. The Committee was established for the purpose of assisting the Board of Directors in fulfilling its oversight responsibilities, including (a) overseeing the Company’s accounting and financial reporting processes, including preparation of financial statements and audits; (b) assuring the Company’s compliance with all legal, regulatory, and ethical responsibilities; (c) evaluating the qualifications and independence of the Company’s independent accountants; and (d) assessing the effectiveness of the Company’s internal controls and risk management procedures. The Committee currently meets five times a year, and is governed by a charter that was adopted in 2006 and updated in 2020.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference to the section entitled "Compensation of Directors and Executive Officers" in the Company's 2021 Proxy Statement.

UNITED-GUARDIAN, INC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled "Voting Securities and Principal Stockholders" in the Company's 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers" in the Company's 2021 Proxy Statement.

Item 14.	Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been billed by Baker Tilly US, LLP (“Baker Tilly“), the Company’s principal accountants since March 25, 2019, for the quarterly reviews of the Company’s financial statements for the first, second and third quarters of 2019 and the audit of the Company’s financial statements for the 2019 fiscal year were $89,000.

The aggregate fees that have been, or are expected to be, billed by Baker Tilly for the quarterly reviews of the Company’s financial statements for the first, second and third quarters of 2020 and the audit of the Company’s financial statements for the 2020 fiscal year are $89,500.

During 2020, the Company paid Raich Ende Malter & Co (“Raich”) $5,000 in connection with the audit of the Company’s financial statements for the 2019 fiscal year.

Audit-Related Fees

During 2020, there were no fees paid to Baker Tilly in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to the Company by Baker Tilly in 2020 or 2019.

UNITED-GUARDIAN, INC.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Ken Globus
Ken Globus
Date: March 18, 2021		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Ken Globus	President (Principal Executive Officer); General Counsel; Chairman of the Board of Directors
	Ken Globus		March 18, 2021

By:	/s/ Andrea J. Young	Chief Financial Officer (Controller, Principal Financial Officer, and Principal Accounting Officer); Treasurer; Secretary
	Andrea J. Young		March 18, 2021

By:	/s/ Lawrence F. Maietta	Director; Advisor to the Audit Committee	March 18, 2021
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director; Chairman of the Audit Committee	March 18, 2021
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director; Audit Committee member	March 18, 2021
Andrew A. Boccone

By:	/s/ S. Ari Papoulias	Director; Audit Committee member	March 18, 2021
S. Ari Papoulias

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit # Description

2		P	Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3	(a)	P	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3	(b)	P	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4	(a)	P	Specimen Certificate for shares of Common Stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10	(a)	P	Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

10	(b)		Exclusive Distributor Agreement between the Company and ISP Technologies Inc., dated July 5, 2000. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

10	(c)		Letter Amendment between the Company and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000. Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

10	(d)		Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 and amended on December 31, 2002. Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

10	(e)		Letter Amendment between the Company and ISP Technologies Inc. dated May 5, 2010 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 and amended on December 16, 2002 and December 20, 2005. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010.

10	(f)		Manufacturing and Supply Agreement between the Company and Smiths Medical ASD, Inc. signed November 12, 2013 and effective as of November 1, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated and filed November 18, 2013.

14			Code of Ethics and amendments thereto. Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

21			Subsidiaries of the Company: None

UNITED-GUARDIAN, INC.

31.1	Certification of Ken Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrea J. Young, Principal Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Ken Globus, President and Principal Executive Officer of the Company, and Andrea J. Young, Principal Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

P: Indicates a paper filing

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

(For the years ended

December 31, 2020 and 2019)

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United-Guardian, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

[Signature]

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2020	2019

Net sales	$10,986,081	$13,599,084

Costs and expenses:
Cost of sales	4,872,335	5,657,353
Operating expenses	2,026,368	2,148,375
Research and development	451,208	397,391
Total costs and expenses	7,349,911	8,203,119
Income from operations	3,636,170	5,395,965
Other income:
Investment income	226,245	203,329
Net gain on marketable securities	298,585	431,076
Total other income	524,830	634,405

Income before provision for income taxes	4,161,000	6,030,370

Provision for income taxes	856,022	1,268,659
Net income	$3,304,978	$4,761,711

Earnings per common share (basic and diluted)	$0.72	$1.04

Weighted average shares (basic and diluted)	4,594,319	4,594,319

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$591,444	$1,048,311
Marketable securities	7,591,381	6,867,516
Accounts receivable, net of allowance for doubtful accounts of $14,017 in 2020 and $21,178 in 2019	1,387,698	2,098,411
Inventories (net)	1,415,773	1,217,277
Prepaid expenses and other current assets	161,208	170,466
Prepaid income taxes	99,107	165,300

Total current assets	11,246,611	11,567,281

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,516,335	4,482,236
Building and improvements	2,848,585	2,839,289
Total property, plant and equipment	7,433,920	7,390,525

Less accumulated depreciation	6,760,255	6,609,818
Total property, plant, and equipment, net	673,665	780,707

Other assets (net)	---	14,824
TOTAL ASSETS	$11,920,276	$12,362,812

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2020	2019
Current liabilities:
Accounts payable	$31,800	$71,385
Accrued expenses	1,363,457	1,129,126
Dividends payable	19,028	142,548
Total current liabilities	1,414,285	1,343,059

Deferred income taxes (net)	151,684	386,855

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2020 and 2019, respectively	459,432	459,432
Retained earnings	9,894,875	10,173,466
Total stockholders’ equity	10,354,307	10,632,898
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,920,276	$12,362,812

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2020 and 2019

	Common stock
	Shares	Amount	Retained earnings	Total

Balance, January 1, 2019	4,594,319	$459,432	$10,465,506	$10,924,938

Net income	---	---	4,761,711	4,761,711

Dividends declared, not paid ($1.10 per share)	---	---	(3,829)	(3,829)

Dividends declared and paid ($1.10 per share)	---	---	(5,049,922)	(5,049,922)

Balance, December 31, 2019	4,594,319	$459,432	$10,173,466	$10,632,898

Net income	---	---	3,304,978	3,304,978

Dividends declared, not paid ($0.78 per share)	---	---	(1,138)	(1,138)

Dividends declared and paid ($0.78 per share)	---	---	(3,582,431)	(3,582,431)

Balance, December 31, 2020	4,594,319	$459,432	$9,894,875	$10,354,307

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$3,304,978	$4,761,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165,261	175,810
Net gain on marketable securities	(298,585)	(431,076)
Allowance for doubtful accounts	(7,161)	4,283
Reserve for inventories	---	15,000
Deferred income taxes	(235,171)	133,272
Decrease (increase) in operating assets:
Accounts receivable	717,874	(430,127)
Inventories	(198,496)	249,874
Prepaid expenses and other current assets	9,258	(11,102)
Prepaid income taxes	66,193	35,387
(Decrease) increase in operating liabilities:
Accounts payable	(39,585)	(115,412)
Accrued expenses	234,331	88,491
Dividends payable	(124,657)	---
Net cash provided by operating activities	3,594,240	4,476,111

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(43,395)	(113,769)
Purchases of marketable securities	(6,796,409)	(14,779,161)
Proceeds from sales of marketable securities	6,371,128	15,964,917
Net cash (used in) provided by investing activities	(468,676)	1,071,987

Cash flows from financing activities:
Dividends paid	(3,582,431)	(5,049,922)
Net cash used in financing activities	(3,582,431)	(5,049,922)

Net (decrease) increase in cash and cash equivalents	(456,867)	498,176

Cash and cash equivalents, beginning of year	1,048,311	550,135
Cash and cash equivalents, end of year	$591,444	$1,048,311

Supplemental disclosure of cash flow information

Taxes paid	$1,025,000	$1,100,000

Supplemental disclosure of non-cash dividends on unexchanged shares	$1,138	$3,829

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, Lubrajel® and Renacidin® Irrigation Solution (“Renacidin”) together accounted for approximately 92% and 93% of the Company’s sales for the years ended December 31, 2020 and December 31, 2019, respectively. Lubrajel accounted for approximately 57% and 67% of the Company’s sales for the years ended December 31, 2020 and December 31, 2019, respectively, and Renacidin accounted for approximately 36% and 26% of the Company’s sales for the years ended December 31, 2020 and December 31, 2019, respectively.

Impact of the Coronavirus Pandemic

In March 2020, the spread of the coronavirus (COVID-19) began to cause disruptions among businesses and markets worldwide. On March 20, 2020, the Governor of New York issued an executive order which closed non-essential businesses. The Company, as a manufacturer of pharmaceutical and medical products, was considered an essential business, and continued to operate throughout the pandemic. When the spread of the coronavirus was at its worst in New York the Company modified its staffing schedule in order to decrease employee density as much as possible, with employees working 7 days a week on altered hours, and later on an every-other-week work schedule with limited hours. Despite the reduced schedule the Company was able to maintain adequate production and shipping schedules, and was able to fill all orders on a timely basis. As things improved, the Company gradually increased its working hours and employee density until it resumed its regular working schedule in June 2020. Throughout the pandemic the Company was able to maintain its full payroll, all employees received their full pay, and no employees were furloughed or dismissed.

While the Company’s pharmaceutical sales have not been impacted by the coronavirus pandemic, sales of the Company’s cosmetic ingredients and medical products have been significantly impacted, particularly in the second half of 2020. Sales of the Company’s cosmetic ingredients in 2020 decreased by 33% compared with 2019. The decrease was primarily the result of lower sales to Ashland Specialty Ingredients (“ASI”), the Company’s marketing partner in China, and was caused primarily by factors related to the coronavirus, including (a) lower consumer demand in China for many of the products in which the Company’s products are used; (b) manufacturing disruptions in China resulting from the impact of the coronavirus on manufacturing facilities; and (c) excess inventory levels due to overstocking on the part of both the Company’s marketing partner for China as well its sub-distributors in China. The overstocking was due to the uncertainty on the part of the marketing partner about being able to continue to get product from the Company during the pandemic.

Since the Company’s cosmetic ingredients are marketed in many different countries, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales, since the virus continues to impact different countries at different times and to very different extents. The Company is hopeful that as vaccinations increase, the global economic situation will gradually improve. However, based on the current situation, as well as future projections by different analysts, the Company anticipates that the pandemic will continue to negatively impact sales of the Company’s cosmetic ingredients throughout most or all of 2021.

UNITED-GUARDIAN, INC.

The Company also believes that the coronavirus impacted sales to two of the Company’s four medical product customers whose orders decreased in 2020, and may have been a factor in the loss of a third (although the Company has not yet been able to confirm that as the reason for that lost business). Overall sales of the Company’s medical products decreased by 31% compared with the corresponding periods in 2019.

With the continuing uncertainty as to what the duration and future impact of the pandemic will be, the Company is unable to provide an accurate estimate or projection as to what the continuing impact of the coronavirus will be on the Company’s operations or its financial results in the future. However, as of the date of this report, the Company does not anticipate that the coronavirus pandemic will affect the ability of the Company to obtain raw materials and maintain production. The Company has protection from large price fluctuations on its most important raw material, and has multiple sources for many of its other raw materials. Even with the impact of the coronavirus pandemic it has been able to maintain sufficient inventory and production levels to enable it to fulfill sales orders on a timely basis. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

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

Accounts Receivable and Reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The reserve for accounts receivable comprises the allowance for doubtful accounts and sales returns. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating this reserve, including historical data, experience, customer types and credit worthiness, and economic trends. At December 31, 2020 and 2019, the allowance for doubtful accounts receivable amounted to $14,017 and $21,178, respectively.  From time to time, the Company adjusts its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

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

UNITED-GUARDIAN, INC.

The Company’s sales, as reported, are subject to a variety of deductions, which are estimated and recorded in the same period that the revenues are recognized. Such variable consideration, primarily related to the sale of the Company’s pharmaceutical products, includes chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with participation in Medicare and Medicaid programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2020 and 2019, the Company participated in various government drug rebate programs related to the sale of Renacidin, its most important pharmaceutical product. These programs include the Medicaid Drug Rebate Program (MDRP), Section 340B Drug Pricing Program (340B), Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs required the Company to either sell its product at a discounted price, or, in the case of Medicaid, to pay a significant rebate to the various states where Renacidin is provided to Medicaid patients. The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

As a result of the overly burdensome nature of the Medicaid rebates, the Company concluded in October 2020 that it was no longer profitable for the Company to continue participating in the Medicaid or the 340B programs. As a result, on October 30, 2020, the Company informed the Centers for Medicare & Medicaid Services (CMS) and the Health Resources and Services Administration (HRSA) of its intention to terminate its Medicaid Drug Rebate Agreement and its 340B Drug Pricing Agreement, effective as of December 31, 2020. The Company will, however, continue to participate in the other government discount and rebate programs, specifically the Veterans Affairs FSS Program and the Medicare Part D Coverage Gap Program (CGDP).

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical medical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Due to the Covid-19 pandemic the Company experienced minor delays in receiving payments from certain customers that were impacted by the pandemic, but the negative impact of those delayed payments was not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of December 31, 2020 and December 31, 2019, the allowance for doubtful accounts receivable was $14,017 and $21,178, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

UNITED-GUARDIAN, INC.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitles those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated net sales by product class is as follows:

	Years ended December 31,
	2020	2019
Cosmetic ingredients	$4,274,586	$6,377,323
Pharmaceuticals	4,519,052	4,091,817
Medical products	2,052,961	2,968,806
Industrial and other	139,482	161,138
Total Net Sales	$10,986,081	$13,599,084

The Company’s cosmetic ingredients are currently marketed worldwide by five marketing partners, of which United States (“U.S.”)-based ASI purchases the largest volume. During most of 2019 the Company also had a separate marketing partner for Korea, but at the end of 2019 that territory was transferred to ASI. For the years ended December 31, 2020 and 2019, approximately 20% and 18%, respectively, of the Company’s sales were to (a) its foreign-based marketing partners (which does not include ASI), which marketed and distributed the Company’s cosmetic ingredients to customers outside the U.S, and (b) a few foreign customers for the Company’s medical products.

Disaggregated sales by geographic region are as follows:

	Years ended December 31,
	2020	2019
United States*	$8,796,221	$11,118,629
Other countries	2,189,860	2,480,455
Net Sales	$10,986,081	$13,599,084

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 68% of ASI’s sales in 2020 were to customers in foreign countries, compared to 75% in 2019. ASI’s largest foreign market in both 2020 and 2019 was China, which accounted for approximately 33% of ASI’s sales in 2020 and 49% of sales in 2019.

UNITED-GUARDIAN, INC.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2020, approximately $653,000 exceeded the FDIC limit.

Dividends

On May 20, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.42 per share, which was paid on June 17, 2020 to all stockholders of record as of June 3, 2020. On November 18, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.36 per share which was paid on December 8, 2020, to all stockholders of record as of December 1, 2020. In 2020, the Company declared a total of $3,583,569 in dividends, of which $3,582,431 was paid. The balance of $1,138 is payable to stockholders whose old Guardian shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment. See Note H for further discussion.

During the third quarter of 2020, the Company paid approximately $124,041 to its transfer agent, which represented accrued dividends on unconverted Guardian shares. This payment was made to facilitate the conversion of those shares to United-Guardian, Inc. shares, and the subsequent escheatment of those shares to the appropriate state jurisdictions. The Company is continuing to accrue dividends on the remaining unconverted shares that are currently pending escheatment.

On May 15, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share, which was paid on June 14, 2019 to all stockholders of record as of May 31, 2019. On November 20, 2019, the Company’s Board of Directors declared a semi-annual cash dividend of $0.55 per share which was paid on December 10, 2019, to all stockholders of record as of December 3, 2019. In 2019, the Company declared a total of $5,053,751 in dividends, of which $5,049,922 was paid. The balance of $3,829 was payable to stockholders whose Guardian shares have not been exchanged to United-Guardian, Inc. shares and are pending escheatment. See Note H for further discussion.

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds and U.S. Government securities. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. U.S Treasury Bills are considered debt securities and realized gains or losses, if any, are reported in other comprehensive income. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2020 and 2019, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2020 and 2019.

Other Assets (net)

Other assets at December 31, 2020 and 2019 represents an amount expended in connection with the development of the current single-dose form of Renacidin. The Company began amortizing these costs in the first quarter of 2016. At December 31, 2020 and 2019, accumulated amortization for such assets amounted to $74,120 and $59,296, respectively.

Fair Value of Financial Instruments

Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximates their carrying value due to their short payment terms and liquid nature.

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

UNITED-GUARDIAN, INC.

For the year ended December 31, 2020, four of the Company’s distributors and marketing partners accounted for approximately 72% of the Company’s gross sales during the year and approximately 67% of its outstanding accounts receivable at December 31, 2020. For the year ended December 31, 2019, the same four distributors and marketing partners accounted for a total of approximately 70% of the Company’s gross sales during the year and 70% of its outstanding accounts receivable at December 31, 2019.

Vendor Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. The Company did not experience any issues obtaining raw materials from its main suppliers during the COVID-19 pandemic. The Company has six major raw material vendors that collectively accounted for approximately 88% and 84% of the raw material purchases by the Company in 2020 and 2019, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2020 and 2019, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2020 and 2019, the Company did not record any tax-related interest or penalties. The Company’s tax returns for 2017 and all subsequent years are subject to examination by the United States Internal Revenue Service and by the State of New York.

On December 18, 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASC 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. The Company is currently evaluating whether any of the modifications included in this pronouncement will impact its financial statements.

UNITED-GUARDIAN, INC.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, and equipment depreciation.

Shipping and Handling Expenses

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $81,000 and $76,000 for the years ended December 31, 2020 and 2019, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended December 31, 2020 and 2019, the Company incurred approximately $27,000 and $28,000, respectively, in advertising expense, which primarily relates to the internet marketing of Renacidin, one of the Company’s pharmaceutical products.

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

The Company’s U.S. Treasury Bills are considered debt securities and unrealized gains and losses, if any, are reported in other comprehensive income. The U.S. Treasury Bills are considered held to maturity securities, as they are purchased directly from the U.S. Government and are unable to be sold before the maturity date.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the years ended December 31, 2020 and 2019 are as follows:

	Years ended December 31,
	2020	2019
Net gains recognized during the year on marketable securities	$298,585	$431,076
Less: Net gains recognized during the year on marketable securities sold during the period	(415,595)	(262,399)
Unrealized (losses) gains recognized during the reporting year on marketable securities still held at the reporting date	$(117,010)	$168,677

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

UNITED-GUARDIAN, INC.

December 31, 2020

Equity Securities	Cost	Fair Value	Unrealized Gain
Fixed income mutual funds	$6,703,107	$6,907,270	$204,163
Equity and other mutual funds	584,044	684,111	100,067
Total equity securities	7,287,151	7,591,381	304,230
Total marketable securities	$7,287,151	$7,591,381	$304,230

December 31, 2019

Debt Securities
U.S Treasury Bills (maturities of greater than three months up to one year)	$3,481,625	$3,481,625	$	---
Total debt securities	3,481,625	3,481,625		---

Equity Securities
Fixed income mutual funds	$1,940,071	$2,122,157	$182,086
Equity and other mutual funds	1,024,580	1,263,734	239,154
Total equity securities	2,964,651	3,385,891	421,240
Total marketable securities	$6,446,276	$6,867,516	$421,240

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S. Treasury Bills and dividend income from equity and other mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $6,371,128 for the year ended December 31, 2020, which included realized gains of $415,595. Proceeds from the sale and redemption of marketable securities for the year ended December 31, 2019 amounted to $15,964,917, which included realized gains of $262,399.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 31,
	2020	2019
Raw materials	$415,415	$320,507
Work in process	59,258	81,002
Finished products	941,100	815,768
Total Inventories	$1,415,773	$1,217,277

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories at December 31, 2020 and December 31, 2019 are net of a reserve of $35,000. At December 31, 2020 and 2019, the Company had an allowance of $302,715 and $231,392 respectively, for possible outdated material returns, which is included in accrued expenses. As of the date of this report, the COVID-19 pandemic has not adversely affected the valuation of the Company’s finished products, work in process or raw material inventories.

UNITED-GUARDIAN, INC.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2020	2019
Federal	$1,091,148	$1,135,209
State	45	178
Total current provision for income taxes	1,091,193	1,135,387

Deferred
Federal	(235,171)	133,272
State	---	---
Total deferred (benefit from) provision for income taxes	(235,171)	133,272
Total provision for income taxes	$856,022	$1,268,659

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2020		2019
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate	$874,000	21.0%	$1,266,000	21.0%
Nondeductible expenses	---	---	1,000	---
Research & development credits	(10,000)	(0.2)	(8,000)	(0.1)
Non-taxable dividends	(3,000)	(0.1)	(2,000)	---
Other, net	(5,000)	(0.1)	12,000	0.2
Provision for income taxes	$856,000	20.6%	$1,269,000	21.1%

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	December 31,
	2020	2019
Deferred tax assets
Allowance for doubtful accounts	$2,944	$4,447
Inventories	7,350	7,350
Accounts payable	6,678	14,991
Accrued expenses	284,145	235,633
Total deferred tax assets	301,117	262,421

Deferred tax liabilities
Accounts receivable	(294,360)	(445,113)
Prepaid expenses	(33,829)	(42,319)
Depreciation on property, plant and equipment	(60,724)	(73,384)
Unrealized gain on marketable securities	(63,888)	(88,460)
Total deferred tax liabilities	(452,801)	(649,276)
Net deferred tax liability	$(151,684)	$(386,855)

UNITED-GUARDIAN, INC.

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions after one year of employment. Company 401(k) matching contributions were approximately $83,000 and $88,000 for the years ended December 31, 2020 and 2019, respectively.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the years ended December 31, 2020 and 2019, the Company’s Board of Directors authorized discretionary contributions in the amount of $130,000 and $145,000, respectively, to be allocated among all eligible employees. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

NOTE F - GEOGRAPHIC and OTHER INFORMATION

Through its Guardian Laboratories division the Company manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic ingredients. The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company’s products. Many of the cosmetic ingredients manufactured by the Company, particularly its Lubrajel line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

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

The pharmaceutical products are two urological products that are sold to end users primarily through distribution agreements with the major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. The Company’s marketing efforts for these products are currently centered around the corporate website, a separate website developed specifically for Renacidin, its most important drug product, and internet marketing using Google ads. Both of these products were originally developed in the 1950s. Clorpactin pre-dated the need for a formal New Drug Application (“NDA”), and the current sterile liquid form of Renacidin is being marketed under an NDA that was approved by the FDA in 1990.

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

(a)	Net Sales Years ended December 31,

	2020	2019
Cosmetic Ingredients	$4,283,052	$6,383,224
Pharmaceuticals	5,959,705	5,238,226
Medical Products	2,054,093	2,971,243
Industrial and other	139,482	161,138
Gross Sales	12,436,332	14,753,831
Less: Discounts and allowances	(1,450,251)	(1,154,747)
Net Sales	$10,986,081	$13,599.084

UNITED-GUARDIAN, INC.

(b)	Geographic Information

	Years ended December 31, .
	2020	2019
United States	$8,796,221	$11,118,629
Other countries	2,189,860	2,480,455
Net Sales	$10,986,081	$13,599,084

(c)	Gross Sales to Major Customers

	Years ended December 31,
	2020	2019
Customer A	$3,236,113	$5,349,381
Customer B	2,796,310	2,390,911
Customer C	1,485,288	1,333,891
Customer D	1,434,097	1,256,640
All other customers	3,484,524	4,423,008
Total Gross Sales	$12,436,332	$14,753,831

NOTE G - ACCRUED EXPENSES

Accrued expenses at December 31, 2020 and 2019 consist of:

	2020	2019
Bonuses	$210,000	$216,000
Distribution fees	325,792	309,190
Payroll and related expenses	245,521	175,433
Annual report expenses	63,432	64,324
Audit fee	50,500	48,500
Reserve for outdated material	302,713	231,392
Sales rebates	149,346	46,100
Other	16,153	38,187
Total accrued expenses	$1,363,457	$1,129,126

NOTE H - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

Cash payments for income taxes were $1,025,000 and $1,100,000 for the years ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, the Company had a number of unconverted Guardian shares that would convert to approximately 1,369 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. The Company’s transfer agent continues to try to locate the holders of those shares in anticipation of escheating them to the appropriate state jurisdictions. The Company is currently accruing dividends on the 1,369 shares that have not yet been exchanged or designated for escheatment as of December 31, 2020, and the Company will continue to do so as dividends are declared.

During the third quarter of 2020, the Company paid approximately $124,041 to its transfer agent, which represented accrued dividends on unconverted Guardian shares. This payment was made to facilitate the conversion of those shares to United-Guardian, Inc. shares, and the subsequent escheatment of those shares to the appropriate state jurisdictions.

UNITED-GUARDIAN, INC.

NOTE I - RELATED PARTY TRANSACTIONS

During each of the years ended December 31, 2020 and 2019, the Company paid Bonamassa, Maietta, and Cartelli, LLP, $16,250 and $17,500, respectively, for accounting and tax services. Lawrence Maietta, a partner in Bonamassa, Maietta, and Cartelli, LLP (newly part of PKF O’ Connor Davies), is a director of the Company.

NOTE J – SUBSEQUENT EVENTS

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act contains a provision known as the Employee Retention Credit (“ERC”), a refundable payroll tax credit for qualified wages paid to retained full-time employees between March 13, 2020 and December 31, 2020. The Consolidations Appropriations Act (CAA), signed into law on December 27, 2020, significantly modified and expanded the provisions of the ERC to include wages paid in the first half of 2021. The Company has determined that it has qualified for this credit in the first quarter of 2021 and anticipates utilizing benefits under this act to aid its liquidity position. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021 and June 30, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service. To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid.

