Form 10-K/A
period 2020-12-31
UNITED GUARDIAN INC
filed 2021-04-23
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Cover Page 2 of 2

Explanatory Note

This Amendment No. 1 on Form 10-K/A (“Amendment”) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for United-Guardian, Inc. (the “Company”), which had been filed with the Securities and Exchange Commission (“SEC”) on March 22, 2021 (the “Original Filing”), is being amended solely for the purpose of correcting the inadvertent omission by the Company of the last four lines of the “Report of Independent Registered Public Accounting Firm”, which was provided to the Company by Baker Tilly US, LLP (“Baker”), the Company’s auditors, and was included on page F-2 of the Original Filing. The omitted lines consisted of: a) the signature line; b) the statement that Baker has served as the Company's auditor since 2019; c) Baker’s location in Melville, NY; and d) the date of the report, March 18, 2021. This information had been part of the original report that Baker had furnished to the Company, but was inadvertently omitted by the Company when it compiled the Original Filing.

In connection with the filing of this Amendment, and pursuant to the rules of the SEC, the Company is including with this Amendment new certifications of its principal executive officer and principal financial officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, as well as a new signature page reflecting the filing date of this Amendment.

Except as described above, no other changes are being made to the Original Filing. For the convenience of stockholders and potential investors, the Company is re-filing the Original Filing in its entirety, other than a) the substitution of the corrected report from Baker; b) updated certifications of the Company’s principal executive officer and principal financial officer; and (c) updated signature page (page 27). The Company is also including two new correspondences: a) the comment letter from the SEC that informed the Company of this omission; and b) the Company’s response to that comment letter.

The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated otherwise, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC subsequent to the filing of the Original Filing.

Forward-Looking Statements

The Company has made forward-looking statements in this Amendment that are based on management’s beliefs and assumptions and on information currently available to management. Forward-looking statements include, but are not limited to, information concerning the Company’s possible or assumed future results of operations, business strategies, financing plans, competitive position, potential growth opportunities, potential operating performance improvements, the effects of competition and the effects of future legislation or regulations. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “plan,” “intend,” “project,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “should” or the negative of these terms or similar expressions.

Forward-looking statements involve risks, uncertainties and assumptions. Actual results may differ materially from those expressed in these forward-looking statements. You should not place undue reliance on any forward-looking statements.

The risk factors included in Item 1A. of the Original Filing could cause the Company’s results to differ materially from those expressed in forward-looking statements. There may be other risks and uncertainties that the Company is unable to predict at this time or that the Company currently does not expect to have a material adverse effect on its business.

These forward-looking statements are made as of the filing date of this Amendment. The Company expressly disclaims any obligation to update these forward-looking statements other than as required by law.

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

UNITED-GUARDIAN, INC.

	By:	/s/ Ken Globus
Ken Globus
Date: April 23, 2021		President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date.

By:	/s/ Ken Globus	President (Principal Executive Officer); General Counsel;	April 23, 2021
	Ken Globus	Chairman of the Board of Directors

By:	/s/ Andrea Young	Chief Financial Officer (Controller, Principal Financial Officer, and	April 23, 2021
	Andrea Young	Principal Accounting Officer); Treasurer; Secretary

By:	/s/Lawrence F. Maietta	Director; Advisor to the Audit Committee	April 23, 2021
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director; Chairman of the Audit Committee	April 23, 2021
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director; Audit Committee member	April 23, 2021
Andrew A. Boccone

By:	/s/ S. Ari Papoulias	Director; Audit Committee member	April 23, 2021
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

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2019.

Melville, NY

March 18, 2021

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

