Form 10-Q
period 2021-03-31
UNITED GUARDIAN INC
filed 2021-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER: 1-10526

UNITED-GUARDIAN, INC. .

(Exact Name of Registrant as Specified in Its Charter)

Delaware	11-1719724
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

230 Marcus Boulevard, Hauppauge, New York 11788

(Address of Principal Executive Offices)

(631) 273-0900 .

(Registrant’s Telephone Number)

N/A

(Former name, former address, and former fiscal year, if changed since last report)

Cover Page 1 of 2

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2021, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2021	2020

Net Sales	$3,430,868	$3,322,914

Costs and expenses:
Cost of sales	1,361,013	1,389,331
Operating expenses	457,127	515,275
Research and development	88,286	107,732
Total costs and expenses	1,906,426	2,012,338
Income from operations	1,524,442	1,310,576

Other (expense) income:
Investment income	39,760	44,067
Net loss on marketable securities	(72,047)	(356,595
Total other (expense) income	(32,287)	(312,528
Income before provision for income taxes	1,492,155	998,048

Provision for income taxes	310,953	207,741

Net income	$1,181,202	$790,307

Earnings per common share (basic and diluted)	$0.26	$0.17

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2021	2020
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$862,049	$591,444
Marketable securities	8,210,779	7,591,381
Accounts receivable, net of allowance for doubtful accounts of $19,292 at March 31, 2021 and $14,017 at December 31, 2020	1,903,737	1,387,698
Inventories (net)	1,332,835	1,415,773
Prepaid expenses and other current assets	293,597	161,208
Prepaid income taxes	50,147	99,107
Total current assets	12,653,144	11,246,611

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,544,491	4,516,335
Building and improvements	2,848,585	2,848,585
Total property, plant and equipment	7,462,076	7,433,920
Less: accumulated depreciation	6,795,155	6,760,255
Total property, plant and equipment (net)	666,921	673,665

TOTAL ASSETS	$13,320,065	$11,920,276

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2021	2020
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$57,704	$31,800
Accrued expenses and other current liabilities	1,494,147	1,363,457
Dividends payable	19,028	19,028
Total current liabilities	1,570,879	1,414,285

Deferred income taxes (net)	213,677	151,684

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2021 and December 31, 2020	459,432	459,432
Retained earnings	11,076,077	9,894,875
Total stockholders’ equity	11,535,509	10,354,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,320,065	$11,920,276

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN
STOCKHOLDERS' EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2021

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2021	4,594,319	$459,432	$9,894,875	$10,354,307

Net income	---	---	1,181,202	1,181,202

Balance, March 31, 2021	4,594,319	$459,432	$11,076,077	$11,535,509

THREE MONTHS ENDED MARCH 31, 2020

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2020	4,594,319	$459,432	$10,173,466	$10,632,898

Net income	---	---	790,307	790,307

Balance, March 31, 2020	4,594,319	$459,432	$10,963,773	$11,423,205

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,181,202		$790,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,900		40,519
Net loss on marketable securities	72,047		356,595
Allowance for doubtful accounts	5,275		(992)
Deferred income taxes	61,993		(84,012)
(Increase) decrease in operating assets:
Accounts receivable	(521,314)		(6,025)
Inventories	82,938		(145,510)
Prepaid expenses and other current assets	(132,389)		(57,406)
Prepaid income taxes	48,960		165,300
Increase (decrease) in operating liabilities:
Accounts payable	25,904		(39,300)
Accrued expenses and other current liabilities	130,690		141,982
Income taxes payable	---		126,453
Dividends payable	---		(616)
Net cash provided by operating activities	990,206		1,287,295

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(28,156)		(1,048)
Purchase of marketable securities	(691,445)		(3,544,368)
Proceeds from sales of marketable securities	---		2,000,000
Net cash used in investing activities	(719,601)		(1,545,416)

Net increase (decrease) in cash and cash equivalents	270,605		(258,121)
Cash and cash equivalents at beginning of period	591,444		1,048,311
Cash and cash equivalents at end of period	$862,049		$790,190

Supplemental disclosure of cash flow information
Taxes paid	$200,000	$	---

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (the “Company”) is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, pharmaceuticals, medical products, and proprietary specialty industrial products. The Company’s research and development department develops new products and modifies, refines, and expands existing products for additional uses and markets.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three months ended March 31, 2021 (also referred to as the “first quarter of 2021”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2021. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

3.	Impact of the coronavirus (COVID-19)

During 2020 the coronavirus pandemic (“pandemic”) negatively impacted the Company’s sales and net income, primarily due to reduced demand for the Company’s cosmetic ingredients. The Company believes that this decline in demand was caused by both the closure of manufacturing facilities that used the Company’s products, as well as the drop in consumer purchases of many products in which the Company’s cosmetic ingredients are incorporated. The Company maintained production throughout the pandemic, but orders for its cosmetic ingredients declined significantly throughout 2020. Although sales of these products decreased slightly in the first quarter of 2021 compared with the first quarter of 2020, they increased significantly compared with the sales levels of the third and fourth quarters of 2020. It is too early to predict what the continuing impact of the pandemic will be on sales of these products, but until the global pandemic situation improves, it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted. Because the Company has significant sales of its cosmetic ingredients outside the United States, sales will be impacted not only by the impact of the pandemic on the United States but also the course and impact of the pandemic in the many countries in which the Company’s products are sold.

Sales of the Company’s non-pharmaceutical medical products (referred to herein as “medical products”) were also negatively impacted by the pandemic in 2020, with the Company losing one of its medical customers due to reformulation, and some medical products customers reducing their purchases. Those impacts are still being felt in 2021. However, one of the Company’s medical customers in China that did not purchase any product in the first quarter of 2020 did place orders in the first quarter of 2021, which partially offset some of other sales losses and resulted in a net increase in sales of medical products in the first quarter of 2021 compared with the same quarter in 2020. Sales of the Company’s pharmaceutical products were not impacted in 2020 and actually increased compared with 2019. Those sales also do not appear to have been impacted in the first quarter of 2021. The pandemic has not adversely affected the ability of the Company to obtain raw materials and maintain production, and the Company does not anticipate that it will do so in 2021 unless the global pandemic worsens, rather than improves.

With the continuing uncertainty as to what the duration and future impact of the pandemic will be, the Company is unable to provide an accurate estimate or projection as to what the impact of the pandemic will be on the Company’s operations or its financial results in the future. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

4.	Use of Estimates

In preparing financial statements in accordance with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, reserve for inventory obsolescence, accrued distribution fees, outdated material returns, possible impairment of marketable securities, and the allocation of overhead.

5.	Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2021, approximately $989,000 exceeded the FDIC limit, compared with $653,000 at December 31, 2020.

6.	Revenue Recognition

The Company records revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” Under this guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. The Company’s principal source of revenue is product sales.

The Company’s sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period that the revenues are recognized. Such deductions, primarily related to sales of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (‘VA”), rebates in connection with the Company’s current participation in Medicare programs and its past participation in Medicaid programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2021 and 2020, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell its product at a discounted price. In addition, during 2020 the Company participated in the Medicaid Drug Rebate Program (“Medicaid Program”), which required the Company to pay a significant rebate to the various states where Renacidin was provided to Medicaid patients, as well as the Section 340B Drug Pricing Program (“340B Program”), which required the Company to sell Renacidin at a deeply discounted price. Due to the overly burdensome nature of the Medicaid Program rebates, and the discounted pricing associated with the 340B Program, the Company terminated its participation in the Medicaid Program and the 340B Program, effective December 31, 2020. The Company’s sales, as reported, are net of all of these product rebates and discounts, some of which are estimated. They are recorded in the same period that the revenue is recognized.

The Company recognizes revenue from sales of its cosmetic ingredients, medical, and industrial products when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer and the Company’s performance obligation is satisfied. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. Sales of pharmaceutical products are final, and revenue is recognized at the time of shipment, which is when the risk of loss and responsibility for the shipment passes to the customer, and the performance obligation of the Company is satisfied. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on prior year historical returns of their pharmaceutical products.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of March 31, 2021 and December 31, 2020, the allowance for doubtful accounts receivable was $19,292 and $14,017, respectively. Prompt pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to distribution and service-related fees. The Company records distribution fees and estimates distribution fees as offsets to revenue.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2021	2020
Cosmetic ingredients	$1,630,597	$1,702,860
Pharmaceutical	1,143,307	1,038,710
Medical	616,026	539,196
Industrial and other	40,938	42,148
Net Sales	$3,430,868	$3,322,914

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 22% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2021, compared with approximately 16% in the first quarter of 2020.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2021	2020
United States*	$2,671,387	$2,791,679
Other countries	759,481	531,235
Net Sales	$3,430,868	$3,322,914

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that in the first quarter of 2021, approximately 67% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 36% of ASI’s sales of the Company’s products. In the first quarter of 2020, approximately 67% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 27% of ASI’s sales of the Company’s products.

7.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds and U.S. Government securities with maturities greater than 3 months, which are reported at their fair values.

The disaggregated net gains and losses on the marketable securities recognized in the statements of income for the three months ended March 31, 2021 and 2020 are as follows:

	Three months ended March 31,
	2021	2020
Net losses recognized during the period on marketable securities	$(72,047)	$(356,595)
Less: Net gains (losses) recognized during the period on marketable securities sold during the period	---	---
Unrealized losses recognized during the reporting period on marketable securities still held at the reporting date	$(72,047)	(356,595)

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2021 (unaudited)

Equity Securities	Cost	Fair Value	Unrealized Gain
Fixed-income mutual funds	$7,391,185	$7,472,697	$81,512
Equity and other mutual funds	587,411	738,082	150,671
Total equity securities	7,978,596	8,210,779	232,183
Total marketable securities	$7,978,596	$8,210,779	$232,183

December 31, 2020 (audited)

Equity Securities	Cost	Fair Value	Unrealized Gain
Fixed-income mutual funds	$6,703,107	$6,907,270	$204,163
Equity and other mutual funds	584,044	684,111	100,067
Total equity securities	7,287,151	7,591,381	304,230
Total marketable securities	$7,287,151	$7,591,381	$304,230

Investment income is recognized when earned and consists principally of interest income from U.S Treasury Bills and dividend income from equity and fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

There were no proceeds from the redemption of marketable securities in the first quarter of 2021. Proceeds from the sale and redemption of marketable securities amounted to $2,000,000 for the first quarter of 2020. There was no gain or loss on these redemptions as they represented maturities of U. S. Treasury Bills.

8.	Inventories
	March 31,	December 31,
	2021	2020
Inventories consist of the following:	(Unaudited)	(Audited)
Raw materials	$376,963	$415,415
Work in process	64,032	59,258
Finished products	891,840	941,100
Total inventories	$1,332,835	$1,415,773

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2021 and December 31, 2020 are stated net of a reserve of $35,000 for slow-moving and obsolete inventory. At March 31, 2021 and December 31, 2020, the Company had an allowance of $302,959 and $302,713, respectively, for possible outdated material returns, which is included in accrued expenses. As of the date of this report, the COVID-19 pandemic has not adversely affected the valuation of the Company’s finished products, work in process, or raw material inventories.

9.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of March 31, 2021 and December 31, 2020, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 31 comprises the following:

	Three months ended March 31
	2021	2020
Provision for federal income taxes – current	$248,860	291,603
Provision for state income taxes – current	100	150
Provision (benefit) for federal income taxes – deferred	61,993	(84,012)
Total provision for income taxes	$310,953	$207,741

10.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $32,500 in contributions to the DC Plan for the three months ended March 31, 2021, and $36,250 for the three months ended March 31, 2020. For the first quarters of 2021 and 2020, the Company did not make any discretionary contributions to the DC Plan.

11.	Other Information

Accrued expenses and other current liabilities:

	March 31, 2021	December 31, 2020
	(unaudited)	(audited)
Bonuses	$317,100	$210,000
Distribution fees	332,669	325,792
Payroll and related expenses	214,137	245,521
Reserve for outdated material	302,959	302,713
Deferred revenue	190,164	---
Audit fee	28,125	50,500
Annual report expenses	33,285	63,432
Company 401K contribution	32,500	---
Sales rebates	18,971	149,346
Other	24,237	16,153
Total accrued expenses and other current liabilities	$1,494,147	$1,363,457

12.	Recent Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes.” This standard modified ASU 740 which simplifies the accounting for income taxes. The Company has determined that these modifications did not have an impact on its financial statements.

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses.” This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2022. The Company is currently evaluating if this pronouncement will have a potential impact on its financial statements.

13.	Concentrations of Credit Risk

Customer concentration: Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history to determine how much credit to allow or whether any credit should be given at all. It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period, the Company believes that its credit risk from accounts receivable has been reduced.

For the three months ended March 31, 2021, three of the Company’s distributors and one of its marketing partners together accounted for 77% of the Company’s net sales, and 67% of its outstanding accounts receivable at March 31, 2021. During the three months ended March 31, 2020, the same three distributors and marketing partner together were responsible for a total of approximately 81% of the Company’s net sales. They also accounted for 75% of the Company’s outstanding accounts receivable at March 31, 2020.

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

Basic and diluted earnings per share amounted to $0.26 and $0.17 for the three months ended March 31, 2021 and 2020, respectively.

15.	Subsequent Events

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance, and business of the Company. Forward-looking statements may be identified using such words as "believes," "may," "will," "should," "intends," "plans," "estimates," or "anticipates" or other similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; the Company's ability to develop new products; general economic or industry conditions; changes in intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services, and prices.

Accordingly, results achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made.

The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing, and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, non-pharmaceutical medical products, and proprietary specialty industrial products. All the products that the Company markets, exception for Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer.

The Company’s most important product line is its Lubrajel line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products but are also used in medical products, primarily catheter lubricants. These products are marketed worldwide for cosmetic uses by five marketing partners, each handling a different geographic area, with the largest being U.S.-based ASI. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of cosmetic ingredients. Many of the Company’s products use proprietary manufacturing processes, and the company relies primarily on trade secret protection to protect its intellectual property.

Renacidin and the Company’s other pharmaceutical product, Clorpactin®, which is also used primarily in urology, are distributed through full-line drug wholesalers and marketed only in the United States. Those wholesalers in turn sell the products to pharmacies, hospitals, nursing homes, and other long-term care facilities, and to government agencies, primarily the VA. The Company promotes Renacidin through internet advertising as well as a dedicated website. Clorpactin, as well as the Company’s other products, are marketed through information provided on the Company’s corporate website.

The Company’s non-pharmaceutical medical products, such as its catheter lubricants, as well as its specialty industrial products, are sold directly to end-users, or to contract manufacturers utilized by those end-users. They are also available for marketing on a non-exclusive basis by the Company’s marketing partners.

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

Over the years the Company has been issued many patents and trademarks, and it still maintains several registered trademarks, the two most important of which are “Lubrajel” and “Renacidin.” However, regarding the protection of the Company’s proprietary formulations and manufacturing technology, the Company currently relies primarily on trade secret protection rather than patent protection due to the current disclosure requirements needed to obtain patents, the limited protection they afford, and the difficulty and expense of enforcing them globally. However, the Company may, from time to time, seek patent protection when it believes it would be in the Company’s best interest to do so. All of the Company’s previously-issued patents have expired; however, the Company does not believe that the expiration of those patents has had, or will have, any material impact on its sales, since in recent years protection for the Company’s most important products has been based on trade secrets and proprietary manufacturing methods rather than patent protection.

As discussed in Note 3 above, throughout 2020 the pandemic continued to negatively impact the Company’s sales and net income, primarily as a result of the decline in demand for the Company’s cosmetic ingredients. The Company believes that this decline in demand was caused by both the Covid-related closures of manufacturing facilities that used the Company’s products, as well as the drop in consumer purchases of many products in which the Company’s cosmetic ingredients are incorporated. The Company maintained production throughout the pandemic, but orders for its cosmetic ingredients declined significantly throughout 2020. Although sales of these products decreased slightly in the first quarter of 2021 compared with the first quarter of 2020, they increased significantly compared with the sales levels of the third and fourth quarters of 2020. It is too early to predict what the continuing impact of the pandemic will be on sales of these products, but until the global pandemic situation improves, it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted. Because the Company has significant sales outside the United States, sales of its cosmetic ingredients are going to be impacted not only by how the pandemic affects the United States, but also what the course of the pandemic is in the many countries in which the products that incorporate the Company’s cosmetic ingredients are sold.

Sales of the Company’s medical products were also negatively impacted by the pandemic in 2020, with the Company losing one of its domestic medical customers, and some other customers reducing their purchases. Although sales in the first quarter of 2021 were negatively impacted by the loss of that customer, those losses were offset by an increase in sales to one of the Company’s other medical customers, resulting in a net increase in sales of the Company’s medical products in the first quarter of 2021.

Sales of the Company’s pharmaceutical products were not negatively impacted in 2020, and actually increased compared with 2019. Those sales were also not negatively impacted in the first quarter of 2021 compared with the first quarter of 2020. The pandemic has not impacted the ability of the Company to obtain raw materials and maintain production, and the Company does not anticipate that it will do so in 2021 unless the global pandemic worsens, rather than improves.

With the continuing uncertainty as to what the duration and future impact of the pandemic will be, the Company is unable to provide an accurate estimate or projection as to what the continuing impact of the pandemic will be on the Company’s operations or its financial results in the future. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

Critical Accounting Policies

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues, and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2020, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2020, and a comparison of the results of operations for the three months ended March 31, 2021 and March 31, 2020. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2021 increased by $107,954 (approximately 3%) as compared with the first quarter of 2020. The increase in sales for the first quarter of 2021 was primarily attributable to an increase in sales of the Company’s pharmaceutical products and medical products, which was partially offset by a decrease in sales of the Company’s cosmetic ingredients and industrial products. The changes in the sales of the products in the Company’s different products lines were as follows:

(a)	Cosmetic Ingredients: Sales of the Company’s cosmetic ingredients decreased by $72,263 (approximately 4%) in the first quarter of 2021 compared with the same period in 2020. The decrease was primarily attributable to a decrease in purchases of the Company’s cosmetic ingredients by ASI, whose purchases decreased by $94,765 (approximately 7%) compared with the same period in 2020, combined with a decrease in sales to the Company’s marketing partner in France, which decreased by $92,488 (approximately 48%) compared with the same quarter in 2020.

The decrease in cosmetic ingredient sales to ASI was partially offset by an increase in sales of those products to the Company’s marketing partners in the UK, Italy, and Switzerland, which increased by a total of $100,520 (approximately 107%) compared with the first quarter of 2020. In addition, there was an increase of $14,470 in direct sales to three cosmetic ingredient customers in the United States during the first quarter of 2021.

Based on information received from ASI, the Company believes that the decrease in sales to ASI was primarily due to the impact of the pandemic on ASI’s customers, particularly in China. The decrease in ASI sales in China was the result of a number of factors, including (a) lower consumer demand in China for many of the products in which the Company’s products are used; (b) manufacturing disruptions in China resulting from the impact of the coronavirus on manufacturing facilities; and (c) excess inventory levels of the Company’s products resulting from overstocking on the part of ASI during 2020 due to the uncertainty of being able to obtain product from the Company during the pandemic. Since the Company’s cosmetic ingredients are marketed globally by its marketing partners in many different countries, and since the virus continues to impact countries at different times and to very different extents, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales. Until the global crisis passes it is likely that there will continue to be a negative impact on the Company’s sales of its cosmetic ingredients, as well as, to a lesser extent, its non-pharmaceutical medical products. However, based on sales in the first quarter of 2021, the Company believes that sales of its cosmetic ingredients are improving, and will continue to improve during 2021 as long as the global pandemic situation improves rather than worsens.

In addition to the impact of the pandemic on sales of the Company’s cosmetic ingredients there also continues to be significant global competition from Asian and European competitors selling products that are chemically similar to, and competitive with, those sold by the Company, and which are marketed at lower prices than the products manufactured by the Company. The weakening of the U.S. dollar relative to the Euro in 2020 helped to offset the lower pricing of some of the Company’s competitors, but in the first quarter of 2021, the dollar has strengthened, which makes the Company’s products less competitive, since the Company sells its products in dollars. Whether or not this continues during 2021 may determine whether the Company’s products become more or less competitive, and the Company is not in a position to predict what impact, if any, this will have on the Company’s sales. The Company continues to work closely with its marketing partners to price its products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and bring in new customers. However, the Company expects the European market to remain very competitive based on the continuing competition from lower-cost competitors, and for that reason it is concentrating its research and development (“R&D”) efforts on developing new and unique products that other companies do not have.

(b)	Pharmaceutical Products: Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin®, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates, and allowances). Net sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, together increased from $1,038,710 in the first quarter of 2020 to $1,143,307 in the first quarter of 2021, (approximately 10%). Gross sales of both products increased from $1,349,433 in the first quarter of 2020 to $1,383,593 in the first quarter of 2021 (approximately 3%). The difference in the net sales increase compared with the gross sales increase for these products is primarily due to the elimination of Medicaid rebates on Renacidin in the first quarter of 2021 compared with the first quarter of 2020. These rebates were previously incurred in connection with the Company’s participation in the Medicaid Drug Rebate Program. Due to the overly burdensome nature of these rebates, in October 2020 the Company decided that it was no longer profitable for the Company to continue to participate in the Medicaid Program. Accordingly, on October 30, 2020 the Company informed the Centers for Medicare & Medicaid Services (CMS) of its intention to terminate its Medicaid Drug Rebate Agreement and its participation in the Medicaid Program, effective December 31, 2020.

As sales of the Company’s pharmaceutical products increase there is typically a corresponding and proportional increase in allowances, such as for distribution fees, VA chargebacks, Medicare rebates, sales rebates and discounts, outdated material returns, and Medicaid rebates. As a result of the Company’s termination of the Medicaid Drug Rebate Agreement and its participation in the Medicaid Program, in the first quarter of 2021 allowances related to sales of the Company’s pharmaceutical products decreased by $70,436 (23%), and total allowances related to the sale of all of the Company’s products, including pharmaceuticals, decreased by a net of $69,438 (approximately 22%), compared with the same period in 2020. While the Company will no longer be incurring Medicaid-related rebate costs, it will continue to incur costs related to other allowances, including Medicare rebates, distribution fees, chargebacks on VA sales, and outdated material returns.

(c)	Medical Products: Sales of non-pharmaceutical medical products increased by $76,830 (approximately 14%) for the first quarter of 2021 when compared with the same period in 2020. The increase was primarily due to an increase in orders from one of the Company’s larger direct customers located in China, which was partially offset by the loss of one domestic medical product customer. During the first quarter of 2020, the customer in China had not placed any orders due to the coronavirus pandemic. With the economy in China now beginning to stabilize, the Company is hopeful that orders from China will begin to return to previous levels.

(d)	Specialty Industrial Products: Sales of specialty industrial products, as well as other miscellaneous products, decreased by $1,210 (approximately 3%) for the first quarter of 2021 compared with the same period in 2020. The decrease was primarily due to the timing of customer orders.

Cost of Sales

Cost of sales as a percentage of net sales decreased to approximately 40% for the first quarter of 2021, down from approximately 42% for the first quarter in 2020. The decrease was primarily the result of a decrease in overhead expenses driven by decreases in payroll and payroll-related expenses combined with the benefit received from the Employee Retention Credit recorded in the first quarter of 2021. (See Operating Expenses below for information relating to the Employee Retention Credit).

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, decreased by $58,148 (approximately 11%) for the first quarter of 2021 compared with the first quarter of 2020. The decrease was mainly due to decreases in payroll and payroll-related expenses.

In connection with the decrease in employee-related payroll costs, during the first quarter of 2021 the Company qualified for the Employee Retention Credit (“ERC”) under the modified provisions of the Consolidations Appropriations Act, which was signed into law on December 27, 2020. For 2021, the ERC provides employers a refundable federal tax credit equal to 70% of the first $10,000 of qualified wages and benefits paid to retained employees between January 1, 2021 and June 30, 2021. Credits may be claimed immediately by reducing payroll taxes sent to the Internal Revenue Service (“IRS”). To the extent that the credit exceeds employment withholdings, the employer may request a refund of prior taxes paid.

In the first quarter of 2021, the Company recorded a total ERC of approximately $163,000, of which approximately $44,000 was utilized towards first quarter payroll taxes. The remaining $119,000 is due to be refunded by the IRS and is included in prepaid expenses and other current assets.

Research and Development Expenses

R&D expenses decreased by $19,446 (approximately 18%) for the first quarter of 2021 compared with the first quarter of 2020. The decrease was primarily due to a decrease in payroll-related costs as a result of the ERC recorded in the first quarter of 2021.

Investment Income

Investment income decreased by $4,307 (approximately 10%) for the first quarter of 2021 compared with the first quarter of 2020. The decrease was primarily due to a decrease in interest income from U.S. Treasury Bills. In the first quarter of 2020, the Company recognized interest income on the maturity of its U.S. Treasury Bills.

Net loss on Marketable Securities

Net loss on marketable securities decreased by $284,548 (approximately 80%) for the first quarter of 2021 compared with the first quarter of 2020. In the first quarter of 2020, there was an unrealized loss of $356,595 that resulted from the decrease in value of the Company’s marketable securities due to the negative impact of the coronavirus epidemic on the stock and bond markets. Those markets took a steep drop in the first few weeks of 2020 after COVID-19 reached the United States. The net unrealized loss in the first quarter of 2021 is the result of normal market fluctuations primarily driven by losses in the Company’s fixed income mutual funds.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2021 and 2020, and is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,249,939 to $11,082,265 at March 31, 2021, up from $9,832,326 at December 31, 2020. The increase in working capital was primarily due to increases in marketable securities and accounts receivable. The current ratio increased to 8.1 to 1 at March 31, 2021, up from 8.0 to 1 at December 31, 2020. The increase in the current ratio was primarily due to an increase in marketable securities and accounts receivable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company’s long-term liquidity position will be dependent on its ability to generate sufficient cash flow from profitable operations.

The Company has no material commitments for future capital expenditures and no material cash requirements of immediate concern.

The Company has no off balance-sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

The Company generated cash from operations of $990,206 and $1,287,295 for the three months ended March 31, 2021 and March 31, 2020, respectively. The decrease was due primarily to an increase in accounts receivable.

Cash used in investing activities for the three months ended March 31, 2021 was $719,601 compared with $1,545,416 for the three months ended March 31, 2020. The decrease was primarily due to a decrease in the amount of marketable securities purchased in the first quarter of 2021 compared with the first quarter of 2020.

There was no cash used in financing activities for the first quarters of 2021 and 2020.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

IMPACT OF COVID-19

As a result of the coronavirus pandemic, global consumer purchases of cosmetic products in 2020 declined, which resulted in a decline in sales of cosmetic ingredients sold by the Company. Although sales of these products decreased slightly in the first quarter of 2021 compared with the first quarter of 2020, they increased significantly compared with the sales levels of the third and fourth quarters of 2020. It is too early to predict what the continuing impact of the pandemic will be on sales of these products, but until the global pandemic situation improves, it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted. The sales of these products were particularly impacted in China, since prior to the pandemic the Company had significant sales in China, and the decrease in demand for these products in China resulted in excess inventory being held by ASI, which is gradually being reduced. Until that excess inventory situation is completely resolved, which the Company anticipates happening by the end of the second quarter of 2021, the Company’s sales in China may still be impacted.

Due to the uncertainly surrounding the duration of the pandemic and its impact on the various countries in which the Company does business, the Company is unable to provide an accurate estimate or projection as to what the impact of the pandemic will continue to be on the Company’s operations and financial results. While the pandemic has also impacted, to a lesser degree, sales of the Company’s medical products, it has not impacted sales of its pharmaceutical products.

The Company does not anticipate that the coronavirus pandemic will affect its ability to obtain raw materials and maintain production. The Company has price protection on its most important raw material, and multiple sources for many of its other raw materials, and expects to maintain production levels sufficient to ship orders on a timely basis.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Certification of Ken Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ KEN GLOBUS
Ken Globus
President

By: /S/ ANDREA YOUNG
Andrea Young
Date: May 11, 2021	Chief Financial Officer