Form 10-Q
period 2021-06-30
UNITED GUARDIAN INC
filed 2021-08-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 1, 2021, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

STATEMENTS OF INCOME

(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020

Net sales	$3,657,978	$2,954,644	$7,088,846	$6,277,558

Costs and expenses:
Cost of sales	1,499,390	1,270,434	2,860,403	2,659,765
Operating expenses	513,012	511,635	970,139	1,026,910
Research and development expense	130,025	108,566	218,311	216,298
Total costs and expenses	2,142,427	1,890,635	4,048,853	3,902,973
Income from operations	1,515,551	1,064,009	3,039,993	2,374,585

Other income:
Investment income	45,640	48,319	85,400	92,386
Net gain on marketable securities	137,574	387,179	65,527	30,584
Total other income	183,214	435,498	150,927	122,970
Income before provision for income taxes	1,698,765	1,499,507	3,190,920	2,497,555

Provision for income taxes	354,241	312,896	665,194	520,637
NET INCOME	$1,344,524	$1,186,611	$2,525,726	$1,976,918

Earnings per common share (basic and diluted)	$0.29	$0.26	$0.55	$0.43

Weighted average shares (basic and diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2021	2020
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$744,461	$591,444
Marketable securities	7,877,825	7,591,381
Accounts receivable, net of allowance for doubtful accounts of $23,695 at June 30, 2021 and $14,017 December 31, 2020	1,965,015	1,387,698
Inventories, net	918,286	1,415,773
Prepaid expenses and other current assets	194,959	161,208
Prepaid income taxes	83,367	99,107
Total current assets	11,783,913	11,246,611

Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,553,415	4,516,335
Building and improvements	2,850,263	2,848,585
Total property, plant, and equipment	7,472,678	7,433,920
Less: Accumulated depreciation	6,830,280	6,760,255
Total property, plant, and equipment, net	642,398	673,665
TOTAL ASSETS	$12,426,311	$11,920,276

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2021	2020
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$26,003	$31,800
Accrued expenses and other current liabilities	1,404,725	1,363,457
Dividends payable	19,685	19,028
Total current liabilities	1,450,413	1,414,285

Deferred income taxes, net	301,138	151,684

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value, 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	459,432	459,432
Retained earnings	10,215,328	9,894,875
Total stockholders’ equity	10,674,760	10,354,307

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,426,311	$11,920,276

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2021	4,594,319	$459,432	$9,894,875	$10,354,307
Net income	---	---	1,181,202	1,181,202
Balance, March 31, 2021	4,594,319	$459,432	$11,076,077	$11,535,509
Net income	---	---	1,344,524	1,344,524
Dividends declared and paid ($0.48 per share)	---	---	(2,204,616	(2,204,616)
Dividends declared but not paid ($0.48 per share)	---	---	(657	(657)
Balance, June 30, 2021	4,594,319	$459,432	$10,215,328	$10,674,760

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2020	4,594,319	$459,432	$10,173,466	$10,632,898
Net income	---	---	790,307	790,307
Balance, March 31, 2020	4,594,319	$459,432	$10,963,773	$11,423,205
Net income	---	---	1,186,611	1,186,611
Dividends declared and paid ($0.42 per share)	---	---	(1,928,969	(1,928,969)
Dividends declared but not paid ($0.42 per share)	---	---	(645	(645)
Balance, June 30, 2020	4,594,319	$459,432	$10,220,770	$10,680,202

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

(unaudited)

	SIX MONTHS ENDED
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$2,525,726	$1,976,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70,025	81,094
Net gain on marketable securities	(65,527)	(30,584)
Allowance for doubtful accounts	9,678	(992)
Deferred income taxes	149,454	(262,009)
(Increase) decrease in operating assets:
Accounts receivable	(586,995)	927,588
Inventories	497,487	(306,115)
Prepaid expenses and other current assets	(33,751)	(49,044)
Prepaid income taxes	15,740	165,300
(Decrease) increase in operating liabilities:
Accounts payable	(5,797)	24,108
Accrued expenses	41,268	340,486
Income taxes payable	---	317,346
Dividends payable	---	(617)
Net cash provided by operating activities	2,617,308	3,183,479

Cash flows from investing activities:
Acquisition of property, plant and equipment	(38,758)	(2,996)
Proceeds from sale of marketable securities	1,832,827	3,524,156
Purchase of marketable securities	(2,053,744)	(3,616,962)
Net cash used in investing activities	(259,675)	(95,802)

Cash flows from financing activities:
Dividends paid	(2,204,616)	(1,928,969)
Net cash used in financing activities	(2,204,616)	(1,928,969)

Net increase in cash and cash equivalents	153,017	1,158,708
Cash and cash equivalents at beginning of period	591,444	1,048,311
Cash and cash equivalents at end of period	$744,461	$2,207,019
Supplemental disclosure of cash flow information
Taxes paid	$300,000	$300,000
Supplemental disclosure of non-cash dividends payable	$657	$645

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Business

United-Guardian, Inc. (the “Company”) is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, pharmaceuticals, medical products, and proprietary specialty industrial products. The Company’s research and development department modifies, refines, and expands the uses for existing products for additional uses and markets. It also develops new products using natural and environmentally-friendly raw materials, which is important to many of the Company's cosmetic customers.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2021 (also referred to as the "second quarter of 2021" and the "first half of 2021", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2021. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2020.

3.	Impact of Coronavirus (COVID-19)

The significant negative impact that the coronavirus pandemic (“pandemic”) had on the Company’s sales and net income in 2020 abated somewhat during first half of 2021. Although the Company is still experiencing a decline in demand for its cosmetic ingredients compared with demand prior to the pandemic, sales of these products in the second quarter of 2021 were significantly higher than they were in the same period in 2020. The Company believes that sales of these products continue to be negatively impacted by pandemic, particularly in countries where the pandemic is still not under control. This has resulted in a decrease in consumer demand for cosmetics, and a consequent reduced need for the Company’s cosmetic ingredients that are formulated into those products. Until the pandemic situation improves globally, it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted.

Sales of the Company’s non-pharmaceutical medical products (referred to herein as “medical products”) had also been negatively impacted by the pandemic in 2020, but those impacts have lessened as well in the first half of 2021 as both domestic and foreign orders for these products have increased. Sales of the Company’s pharmaceutical products were not impacted by the pandemic in 2020 or in the first six months of 2021.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, and the Company does not anticipate that it will do so in 2021 unless the global pandemic worsens rather than improves. The Company has been able to maintain production throughout the pandemic.

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

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for bad debts, reserve for inventory obsolescence, accrued distribution fees, outdated material returns, possible impairment of marketable securities, and the allocation of overhead.

5.	Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2021 and December 31, 2020, $587,000 and $653,000, respectively, exceeded the FDIC limit.

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

The Company’s sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period that the revenues are recognized. Such deductions, primarily related to the sale of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (‘VA”), rebates in connection with the Company’s current participation in Medicare programs and its past participation in Medicaid programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2021 and 2020, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell the product at a discounted price. In addition, during 2020, the Company also participated in the Medicaid Drug Rebate Program (MDRP), which required the Company to pay a significant rebate to the various states where Renacidin was provided to Medicaid patients, as well as the Section 340B Drug Pricing Program (340B), which required the Company to sell the product at a deeply discounted price. Due to the overly burdensome nature of the Medicaid rebates, and the deeply discounted pricing associated with the 340B Program, the Company terminated its participation in the MDRP and the 340B Programs, effective December 31, 2020. The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Due to the Covid-19 pandemic, the Company experienced minor delays in receiving payments from certain customers that were impacted by the pandemic during the second quarter of 2020, but the negative impact of those delayed payments was not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of June 30, 2021 and December 31, 2020, the allowance for doubtful accounts receivable was $23,695 and $14,017, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to distribution and service-related fees. The Company records distribution fees and estimates distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Cosmetic ingredients	$1,855,776	$1,105,919	$3,486,372	$2,808,779
Pharmaceuticals	1,149,179	1,192,441	2,292,487	2,231,152
Medical products	620,748	627,450	1,236,774	1,166,646
Industrial products	32,275	28,834	73,213	70,981
Total Sales	$3,657,978	$2,954,644	$7,088,846	$6,277,558

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 24% of the Company’s total sales in the second quarter of 2021 were to customers located outside of the United States, compared with approximately 23% in the second quarter of 2020. For the six months ended June 30, 2021 approximately 23% of the Company’s total sales were to customers located outside of the United States, compared with approximately 19% for the six months ended June 30, 2020.

Disaggregated sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
United States*	$2,773,242	$2,276,962	$5,444,629	$5,068,642
Other countries	884,736	677,682	1,644,217	1,208,916
Total Sales	$3,657,978	$2,954,644	$7,088,846	$6,277,558

*

Since substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S., all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 72% of its sales of the Company’s products in the second quarter of both 2021 and 2020 were to foreign customers, with China representing approximately 43% of those foreign sales in the second quarter of 2021, compared with approximately 42% in the second quarter of 2020.

For the six months ended June 30, 2021 approximately 69% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 40% of ASI’s sales of the Company’s products, as compared with approximately 69% of ASI’s sales going to customers in other countries for the six months ended June 30, 2020, with China accounting for approximately 34% of ASI’s sales of the Company’s products during that period.

7.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds, and U.S. Government securities with maturities greater than 3 months, all of which are reported at their fair values.

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three- and six-month periods ended June 30, 2021 and June 30, 2020 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net gains recognized during the period on marketable securities	$137,574	$387,179	$65,527	$30,584
Less: Net gains recognized during the period on marketable securities sold during the period	(112,180)	(4,856)	(112,180)	(4,856)
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	$25,394	$382,323	$(46,653)	$25,728

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

The following tables summarize the Company’s investments:

June 30, 2021 (unaudited)

	Cost	Fair value	Unrealized gain
Equity Securities
Fixed income mutual funds	$7,211,831	$7,356,110	$144,279
Equity and other mutual funds	408,417	521,715	113,298
Total equity securities	7,620,248	7,877,825	257,577
Total marketable securities	$7,620,248	$7,877,825	$257,577

December 31, 2020 (audited)

Equity Securities
Fixed income mutual funds	$6,703,107	$6,907,270	$204,163
Equity and other mutual funds	584,044	684,111	100,067
Total equity securities	7,287,151	7,591,381	304,230
Total marketable securities	$7,287,151	$7,591,381	$304,230

Investment income is recognized when earned and consists principally of interest income from fixed income mutual funds and U.S Treasury Bills, and dividend income from equity and fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $1,832,827 for the first half of 2021, which includes realized gains of $112,180. Proceeds from the sale and redemption of marketable securities amounted to $3,524,156 for the first half of 2020, which included realized gains on sales of $4,856.

8.	Inventories

	June 30,	December 31,
	2021	2020
	(unaudited)	(audited)
Inventories consist of the following:
Raw materials	$408,594	$415,415
Work in process	114,105	59,258
Finished products	395,587	941,100
Total inventories	$918,286	$1,415,773

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2021 and December 31, 2020 are stated net of a reserve of $35,000 for slow moving and obsolete inventory. At June 30, 2021 and December 31, 2020, the Company had allowances of $299,710 and $302,713 respectively, for possible outdated material returns, which is included in accrued expenses.

As of the date of this report, the Covid-19 pandemic has not materially affected the valuation of the Company’s finished products, work in process, or raw material inventories.

9.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of June 30, 2021 and December 31, 2020, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and six months ended June 30, 2021 and 2020, included the following:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Provision for federal income taxes - current	$266,780	$490,893	$515,640	$782,496
Provision for state income taxes - current	---	---	100	150
Provision (benefit) for federal income taxes - deferred	87,461	(177,997)	149,454	(262,009)
Total provision for Income taxes	$354,241	$312,896	$665,194	$520,637

10.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions after one year of employment.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $65,000 in contributions to the DC Plan for the six months ended June 30, 2021, and $72,500 for the six months ended June 30, 2020. For the first half of 2021 and 2020, the Company did not make any discretionary contributions to the DC Plan.

11.	Other Information

	June 30, 2021	December 31, 2020
Accrued Expenses	(unaudited)	(audited)
Bonuses	$126,000	$210,000
Distribution fees	340,655	325,792
Payroll and related expenses	272,597	245,521
Reserve for outdated material	299,710	302,713
Deferred revenue	190,164	---
Company 401(k) contribution	65,000	---
Audit fee	35,250	50,500
Annual report expenses	31,497	63,432
Sales rebates	24,213	149,346
Other	19,639	16,153
Total accrued expenses	$1,404,725	$1,363,457

12.	Recent Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes.” This standard modified ASU 740, and simplifies the accounting for income taxes. The Company has determined that these modifications did not have an impact on its financial statements.

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

During the three months ended June 30, 2021, one of the Company’s cosmetic ingredient marketing partners, along with three of its pharmaceutical distributors, together were responsible for 75% of the Company’s sales, and accounted for 73% of its outstanding accounts receivable at June 30, 2021. During the three months ended June 30, 2020, the same marketing partner and three distributors together were responsible for 76% of the Company’s sales, and accounted for 64% of its outstanding accounts receivable at June 30, 2020.

During the six months ended June 30, 2021, one of the Company’s cosmetic ingredient marketing partners, along with three of its pharmaceutical distributors, together were responsible for 76% of the Company’s sales, and accounted for 73% of its outstanding accounts receivable at June 30, 2021. During the six-month period ended June 30, 2020, the same marketing partner and three distributors together were responsible for 79% of the Company’s sales, and accounted for 64% of its outstanding accounts receivable at June 30, 2020.

14.	Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of additional shares of common stock that would have been outstanding if the potentially dilutive securities had been issued.

Per share basic and diluted earnings amounted to $0.29 and $0.26 for the three months ended June 30, 2021 and 2020, respectively, and $0.55 and $0.43 for the six months ended June 30, 2021 and 2020, respectively.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2020, and a comparison of the results of operations for the second quarter of 2021 and 2020 and the first half of 2021 and 2020. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing, and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, non-pharmaceutical medical products, and proprietary specialty industrial products. All the products that the Company markets, except for Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer.

The Company’s most important product line is its Lubrajel® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products but are also used in medical products, primarily catheter lubricants. These products are marketed worldwide for cosmetic uses by five marketing partners, each handling a different geographic area, with the largest being U.S.-based ASI. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of cosmetic ingredients. Many of the Company’s products use proprietary manufacturing processes, and the company relies primarily on trade secret protection to protect its intellectual property.

Renacidin and the Company’s other pharmaceutical product, Clorpactin®, which is also used primarily in urology, are distributed through full-line drug wholesalers and marketed only in the United States. Those wholesalers in turn sell the products to pharmacies, hospitals, nursing homes, and other long-term care facilities, and to government agencies, primarily the VA. The Company promotes Renacidin through internet advertising as well as a dedicated website. Clorpactin and some of the Company’s other products are marketed through information provided on the Company’s corporate website.

The Company’s non-pharmaceutical medical products, such as its catheter lubricants, as well as its specialty industrial products, are sold directly to end users, or to contract manufacturers utilized by those end users. They are also available for marketing on a non-exclusive basis by the Company’s marketing partners.

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

Over the years the Company has been issued many patents and trademarks, and it still maintains several registered trademarks, the two most important of which are “Lubrajel” and “Renacidin.” However, regarding the protection of the Company’s proprietary formulations and manufacturing technology, the Company currently relies primarily on trade secret protection rather than patent protection due to the current disclosure requirements needed to obtain patents, the limited protection they afford, and the difficulty and expense of enforcing them globally. However, the Company may, from time to time, seek patent protection when it believes it would be in the Company’s best interest to do so. All of the Company’s previously issued patents have expired; however, the Company does not believe that the expiration of those patents has had, or will have, any material impact on its sales, since in recent years protection for the Company’s most important products has been based on trade secrets and proprietary manufacturing methods rather than patent protection.

As discussed in Note 3 above, the significant negative impact that the coronavirus pandemic (“pandemic”) had on the Company’s sales and net income in 2020 abated somewhat during first half of 2021. Although the Company is still experiencing a decline in demand for its cosmetic ingredients compared with demand prior to the pandemic, sales of these products in the second quarter of 2021 were significantly higher than they were in the same period in 2020. The Company believes that sales of these products continue to be negatively impacted by the pandemic in countries where the pandemic is still not under control. This has resulted in a decrease in consumer demand for cosmetics, and a consequent reduced need for the Company’s cosmetic ingredients that go into those products. Until the pandemic situation improves globally, it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted.

Sales of the Company’s non-pharmaceutical medical products had also been negatively impacted by the pandemic in 2020, with some medical product customers reducing their purchases, but those impacts have lessened as well in the first half of 2021 as both domestic and foreign orders for these products have increased. As a result, the Company experienced an increase in medical product sales of 6% for the six-month period ended June 30, 2021 compared with the same period in 2020, which was due primarily to increases in sales to the Company’s foreign and domestic customers.

Sales of the Company’s pharmaceutical products were not impacted by the pandemic in 2020 or in the first six months of 2021. However, the Company is beginning to see a small decrease in gross pharmaceutical sales due the termination of its participation in the Medicaid Drug Rebate Program. Please refer to the pharmaceutical sales section of the MD&A for further discussion.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, and the Company does not anticipate that it will do so in 2021 unless the global pandemic worsens rather than improves. The Company has been able to maintain production throughout the pandemic.

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

The Company recognizes revenue from sales of its cosmetic ingredients, medical products, and industrial products when all the following requirements are satisfied: (a) a valid purchase order has been received; (b) products are shipped, which is when the performance obligation is satisfied and title and risk of loss pass to the customers; and (c) future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2021 increased by $703,334 (24%) when compared with the same period in 2020. Net sales for the first half of 2021 increased by $811,288 (13%) as compared with the corresponding period in 2020. The increase in sales for both the second quarter of 2021 and the first half of 2021 were attributable to changes in sales of the following product lines:

1.	Cosmetic ingredients:

a)     Second quarter sales: For the second quarter of 2021, the Company’s sales of cosmetic ingredients increased by $749,857 (68%) when compared with the second quarter of 2020. The increase in the second quarter sales was due primarily to an increase of $597,964 (72%) in sales of the Company’s cosmetic ingredients to ASI. Based on information provided to the Company by ASI, this increase was due primarily to the resumption of shipments of the Company’s products to China by ASI.

Second quarter sales to the Company’s four other marketing partners, as well as to the four direct cosmetic ingredient customers, increased by a net of $151,893 (56%) compared with the second quarter of 2020. The increase was attributable to a sales increase of $153,165 to the Company’s marketing partner in France and an increase of $11,934 in sales to the Company’s marketing partner in Italy. These increases were offset by a decrease of $9,727 to the Company’s marketing partners in the UK and Switzerland and a decrease of $3,479 to four direct cosmetic ingredient customers.

b)     Six-month sales: For the first half of 2021 the Company’s sales of cosmetic ingredients increased by $677,593 (24%) when compared with the equivalent period in 2020. This increase was due primarily to an increase of $503,199 (22%) in shipments of the Company's extensive line of cosmetic ingredients to ASI. The primary reason for the increase in sales for the six-month period was the same as for the sales increase in the second quarter: increased sales to China and other foreign markets by ASI as the economies in various parts of the world begin to emerge from the pandemic.

Sales of the Company’s cosmetic ingredients during the first six months of 2021 to the Company’s four other marketing partners, as well as to the four direct cosmetic ingredient customers, increased by $174,394 (31%) compared with the equivalent period in 2020. The largest increase in sales was to the Company’s marketing partner in the UK, whose sales increased by a total of $74,373; sales to the four direct cosmetic ingredient customers increased by $10,991; and sales to the Company’s marketing partners in Switzerland, Italy and France, increased by a net of $89,030.

The Company believes that the increase in sales of the Company’s cosmetic ingredients in Europe was, at least in part, the result of global pandemic conditions improving.

2.	Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Gross sales of the Company’s pharmaceutical products for the three- and six-month periods ended June 30, 2021 decreased by $120,215 (8%) and $86,054 (3%), respectively, compared with the corresponding periods in 2020. These decreases were due primarily to decreases of $158,630 (12%) and $145,741 (6%) in gross sales of Renacidin for the three- and six-month periods, respectively, ended June 30, 2021. These decreases were partially offset by increases of $38,415 (28%) and $59,687 (22%) in gross sales of the Company’s other pharmaceutical product, Clorpactin, for the same three- and six-month periods, respectively, which the Company believes was most likely due to normal fluctuations in the sales of Clorpactin.

The decrease in gross sales for the three- and six-month periods ended June 30, 2021 was partially offset by a decrease in fees, rebates and allowances of $76,954 (26%) and $147,390 (24%), respectively. The decrease in these fees, rebates and allowances was the result of the Company’s termination of its participation in the Medicaid Drug Rebate Program at the end of 2020. Due to the overly burdensome nature of the state Medicaid rebates that the Company had to pay under this program, the Company determined that it was no longer profitable for the Company to continue to participate. Accordingly, on October 30, 2020 the Company informed the Centers for Medicare & Medicaid Services (CMS) of its intention to terminate its Medicaid Drug Rebate Agreement and its participation in the Medicaid Program, effective December 31, 2020. As the Company had anticipated, the discontinuation of its participation in this program resulted in the loss of some Renacidin sales, but that loss was more than offset by the elimination of the rebate payments, which resulted in an increase in net income.

As sales of the Company’s pharmaceutical products fluctuate, there is typically a corresponding direct relationship in the related allowances, such as for distribution fees, VA chargebacks, Medicare rebates, sales rebates and discounts, outdated material returns, and Medicaid rebates. For the three- and six-month periods ended June 30, 2021, these allowances decreased by $76,954 (26%) and $147,390 (24%), respectively, compared with the same periods in 2020. This was primarily a result of the Company’s termination of its participation in the Medicaid Program. Although the Company will no longer be incurring Medicaid-related rebate costs, it will continue to incur costs related to other allowances, including Medicare rebates, distribution fees, chargebacks on VA sales, and outdated material returns.

3.	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products for the three-month period ended June 30, 2021, decreased by $6,702 (1%) and increased by $70,128 (6%), for the six-month period ended June 30, 2021. The decrease in sales for the three-month period was primarily attributable to the loss of one of the Company’s domestic medical product customers, which had reformulated the product in which the Company’s product had been used. However, due to some of the Company’s other medical customers located outside the United States increasing their orders due to pandemic conditions improving, the impact of the loss of that customer was not as severe for the three-month period. For the six-month period ended June 30, 2021, the increase in medical product sales was primarily due to increased orders from the Company’s foreign and domestic customers, which began to place larger orders than they had in 2020 as a result of improving global conditions related to the coronavirus pandemic.

4.	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, for the three- and six-month periods ended June 30, 2021, increased by $3,441 (12%) and $2,232 (3%), respectively, when compared with the corresponding periods in 2020. The increase in sales for both periods was primarily due to an increase in orders from two of the Company’s industrial product customers whose orders had decreased or ceased during the same periods in 2020 due to the coronavirus pandemic. The Company believes that if the pandemic conditions improve, orders of these products should resume their pre-pandemic levels.

Cost of Sales

Cost of sales as a percentage of net sales decreased to 41% in the second quarter of 2021 from 43% in the second quarter of 2020. For the first six months of 2021, cost of sales as a percentage of sales decreased to 40% compared with 42% for the first six months of 2020. The decreases in both periods were the result of a combination of lower overhead costs and the product mix. Both periods in 2021 saw decreased sales of Renacidin, which has a higher production cost compared to the Company’s line of Lubrajel products, the sales of which began to increase in the first quarter of 2021 as the result of the improving global pandemic conditions.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, remained relatively consistent, increasing by only $1,377 (less than 1%) for the second quarter of 2021 compared with the equivalent period in 2020. Operating expenses decreased by $56,771 (6%) for the first six months of 2021, compared with comparable periods in 2020. The decrease in operating expenses for the first six months of 2021 was primarily due to decreases in payroll and payroll related expenses and certain employee fringe benefit costs. Operating expenses are expected to remain relatively consistent for the remainder of the year.

Research and Development Expenses

Research and development expenses increased by $21,459 (20%) for the second quarter of 2021 compared with the second quarter of 2020, and increased by $2,013 (1%) for the first six months of 2021 compared with the first six months of 2020. The increases in both periods were due primarily to an increase in payroll and payroll related expenses.

Investment Income

Investment income decreased by $2,679 (6%) for the second quarter of 2021 compared with the second quarter of 2020, and decreased by $6,986 (8%) for the first half of 2021 compared with the same period in 2020. These decreases were due to a decrease in dividend income from stock and bond mutual funds compared with the same periods in 2020.

Net Gain on Marketable Securities

Net gain on marketable securities decreased by $249,605 (64%) for the second quarter of 2021 compared with the second quarter of 2020. In the second quarter of 2020, the Company had recognized an a unusually large unrealized gain of $383,323, which was the result of the market rebounding after the negative impact the Coronavirus pandemic had on the stock and bond markets in the first quarter of 2020. Those markets took a steep drop in the first few weeks of 2020 after COVID-19 reached the United States. In the second quarter of 2020 the stock market rebounded, which resulted in the significant unrealized gains that the Company experienced in that quarter. There was no comparable significant fluctuation in the stock and bond markets in the first six months of 2021.

For the first half of 2021, the net gain on marketable securities increased by $34,943 (114%), compared with the same period in 2020. The primary reason for the increase was that during the first six months of 2021, the Company recognized a realized gain on the sale of marketable securities in the amount of $112,180 compared with the comparable six-month period in 2020, where the realized gain on securities sold was $4,856.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first halves and second quarters of 2021 and 2020. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $9,832,326 at December 31, 2020 to $10,333,500 at June 30, 2021, an increase of $501,174. The current ratio increased from 8.0 to 1 at December 31, 2020 to 8.1 to 1 at June 30, 2021. The increase in working capital and the current ratio was primarily due to increases in cash, marketable securities, and accounts receivable, offset by a decrease in inventories.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2021. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of COVID-19 on the Company's business.

The Company generated cash from operations of $2,617,308 and $3,183,479 for the first half of 2021 and 2020, respectively. The decrease from 2020 to 2021 was primarily due to an increase in accounts receivable.

Cash used in investing activities was $259,675 and $95,802 for the first half of 2021 and 2020, respectively. The increase was due primarily to the timing of marketable security sales and reinvestments in 2021 compared with 2020.

Cash used in financing activities was $2,204,616 and $1,928,969 for the first half of 2021 and 2020, respectively. The increase was due to an increase in dividends paid from $0.42 per share in 2020 to $0.48 per share in 2021.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of other opportunities that may arise that are in the best interest of the Company and its shareholders.

OFF BALANCE-SHEET ARRANGEMENTS

The Company has no off balance-sheet transactions that have, or are reasonably likely to have, a current or future impact on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

IMPACT OF COVID-19

As a result of the coronavirus pandemic, global consumer purchases of cosmetic products declined significantly in 2020, which resulted in a significant decline in sales of the Company’s cosmetic ingredients in the last three quarters of 2020. Sales of these products were particularly impacted in China, where prior to the pandemic the Company had significant sales. This resulted in an excess inventory situation in China, which severely impacted sales, and which was not resolved until the end of 2020.

The impact of the pandemic on the Company’s sales has lessened in 2021. While sales of its cosmetic products in the first quarter of 2021 were slightly lower than in the first quarter of 2020, that was because the pandemic didn’t begin to significantly impact sales of the Company’s cosmetic products until the second quarter of 2020, and that impact continued into the first quarter of 2021.

With the pandemic now beginning to abate, sales of these products in the second quarter of 2021 increased significantly compared with the second quarter of 2020. It is still too early to predict what the continuing impact of the pandemic will be on future sales of these products. Until the global pandemic situation improves, it is likely that sales of the Company’s cosmetic ingredients will continue to be negatively impacted, but to a lesser degree than they were in the last three quarters of 2020. Due to the uncertainty surrounding the duration of the pandemic and its impact on the various countries in which the Company does business, the Company is unable to provide an accurate estimate or projection as to what the impact of the pandemic will continue to be on the Company’s operations and financial results. While the pandemic also negatively impacted sales of the Company’s medical products, it has not impacted sales of its pharmaceutical products.

The Company does not anticipate that the coronavirus pandemic will affect its ability to obtain raw materials and maintain production, and the Company has multiple sources for many of its raw materials. However, some of the Company’s raw materials have experienced price increases, which will impact the manufacturing cost of some of the Company’s products. The Company may or may not be able to pass along and recoup these price increases, depending on the product. The Company expects to be able to maintain production levels sufficient to ship orders on a timely basis.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.	MINE SAFETY DISCLOSURES.

NONE

ITEM 5.	OTHER INFORMATION.

NONE

ITEM 6.	EXHIBITS.

31.1*	Certification of Ken Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ KENNETH H. GLOBUS
Kenneth H. Globus
President

	By:	/S/ ANDREA J. YOUNG
Date: August 10, 2021		Andrea J. Young
Chief Financial Officer