Form 10-K
period 2021-12-31
UNITED GUARDIAN INC
filed 2022-03-23
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $68,960,700 (based on a closing price of $15.01 per share). (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

As of March 1, 2022, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

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

All references in this Annual Report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales.”

PART I

Item 1. Business.

(a) Introduction

United-Guardian, Inc. ("United", "Registrant", or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, conducts research, product development, manufacturing and marketing of cosmetic ingredients, pharmaceuticals, medical products, and proprietary specialty industrial products. The Company’s research and development department modifies, refines, and expands the uses of existing products for additional uses and markets. It also develops new products using natural and environmentally friendly raw materials, which is important to many of the Company’s cosmetic customers.

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

The Company has a broad range of products, many of which are currently marketed and some of which are still in the research and development stage. Of the products being actively marketed, the two largest product lines are the Lubrajel® line of cosmetic ingredients and medical lubricants, which accounted for 60% of the Company's gross sales in 2021, and Renacidin® Irrigation Solution (“Renacidin"), a pharmaceutical product that accounted for 34% of the Company's gross sales in 2021.

UNITED-GUARDIAN, INC.

Unless indicated otherwise, all references in this Annual Report to “sales” or “Sales” shall mean net sales. When changes are shown as percentages, the number is approximate and has been rounded from one decimal place to the nearest whole number.

(b) Description of Business

The Company manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and development, primarily related to the development of new and unique cosmetic ingredients. The Company focuses on the development of products that fill unmet market needs, have unique properties, and use proprietary technology that the Company typically protects as trade secrets rather than with patents. Many of the Company's products are marketed through collaborative agreements with larger companies.

The cosmetic ingredients manufactured by the Company are marketed to end users through the Company's worldwide network of marketing partners and distributors and are currently used by many of the major manufacturers of cosmetic products. The Company ships its cosmetic ingredients to its marketing partners Ex Works (EXW) from its facility in Hauppauge, New York. Those marketing partners in turn resell those products to their customers, who are typically the manufacturers and marketers of cosmetic and personal care products, and who in turn utilize the Company’s products in their finished products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at the discretion of the Company.

The Company’s pharmaceutical products are sold primarily to several full-line drug wholesalers which in turn supply those products to pharmacies, physicians, and hospitals. The Company arranges for, and covers the cost of, shipping its pharmaceutical products, and sales of those products are final when shipped. They are returnable only under specific circumstances in accordance with pharmaceutical industry standards, such as if the products are (a) damaged when received; (b) defective; (c) too close to their expiration dates to sell; or (d) within a year after their expiration dates.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical products, and industrial products. Each product category is marketed differently.

The Company’s cosmetic ingredients are currently marketed globally by five marketing partners, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other specialty products. The Company’s cosmetic ingredients are sold directly to those marketing partners, which in turn resell those products to their customers for use in the formulation of one or more of the customers’ personal care and cosmetic products. The Company’s non-pharmaceutical medical products (referred to hereinafter as the Company’s “medical products”) and its specialty industrial products are sold directly by the Company to marketers of finished products or to the contract manufacturers utilized by those marketers. The Company’s marketing efforts for its pharmaceutical products are accomplished primarily through its dedicated Renacidin website and by internet advertising. The pharmaceutical products are sold to hospitals and pharmacies primarily through full-line drug wholesalers, which purchase the Company’s products outright for resale to their customers. The Company also sells a small quantity of pharmaceutical products directly to hospitals and pharmacies. The Company's products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as with comparable regulatory agencies in some foreign countries. The Company has a corporate website at www.u-g.com, and a specific website for Renacidin at www.renacidin.com.

UNITED-GUARDIAN, INC.

IMPACT OF THE CORONAVIRUS PANDEMIC

While the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the substantial impact the pandemic had on Company sales in 2020 significantly lessened during 2021. While the Company believes that sales of its cosmetic ingredients are still being negatively impacted, the sales situation has improved substantially, and the current impact is coming more from increased shipping costs and higher raw material costs, which may have some future impact on the Company’s profit margins in upcoming quarters. During 2021 it was more difficult to ship the Company’s products due to a shortage of truck drivers and trucks, and limited availability of shipping vessels. This created some delays in having orders picked up, even though the Company’s products were available to ship. The shortage of truck drivers and shipping vessels is expected to continue into 2022 but improve as the year progresses. The Company has been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

Sales of the Company’s non-pharmaceutical medical products (“medical products”) had also been negatively impacted by the pandemic in 2020, but those impacts lessened as well in 2021. Sales of the Company’s pharmaceutical products were not impacted by the pandemic in 2020 or in 2021.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, but it has made some of those materials more expensive and created longer lead times for some of them. The increased costs of some of these raw materials may impact the Company’s gross profit margins in the future on certain products. The Company has been able to maintain production throughout the pandemic.

As a result of the lingering effects of the coronavirus pandemic as described above, there continues to be uncertainty in regard to the future potential impact of the pandemic on the Company’s operations or financial results. While the impact on the Company’s’ sales lessened considerably in 2021, the Company believes that it is still unable to provide an accurate estimate or projection as to what the future impact of the pandemic will be on the Company’s future operations or financial results. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

PRODUCTS

As stated above, the Company operates in one business segment, and its product lines are separated into four distinct product categories:

COSMETIC INGREDIENTS

LUBRAJEL® is an extensive line of water-based moisturizing and lubricating gel formulations that are used as ingredients in personal care products (primarily cosmetic/skincare). In the personal care industry they are used primarily as moisturizers, viscosity modifiers, and as bases for other personal care products, and can be found as an ingredient in skin creams, moisturizers, makeup, and body lotions. Included in the many different formulations of Lubrajel are variations that use different types of preservatives, including the Company’s line of paraben-free products, as well as some, like Lubrajel PF, Lubrajel Oil PF, and Lubrajel II XD PF, which are all preservative-free.

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

UNITED-GUARDIAN, INC.

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

Total sales of the Company's cosmetic ingredients increased by $2,598,128 (61%) for the year ended December 31, 2021 when compared with 2020, and accounted for approximately 49% of total Company sales in 2021 compared with 39% in 2020. The increase was due primarily to an increase in sales of Lubrajel cosmetic ingredients to ASI, which the Company believes was due mainly due to the global economies gradually recovering from the impact of the coronavirus pandemic during 2021.

Each of the following cosmetic ingredients accounted for less than 2% of the Company’s sales in 2021, listed in descending order of sales.

LUBRAJEL II XD is a version of Lubrajel that was developed to be a direct replacement for one of the competitive products to Lubrajel. There is a paraben-free version of this product known as Lubrajel II XD Free, and the Company recently completed the development of a preservative-free version of this product, which is being marketed as LUBRAJEL II XD PF.

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

KLENSOFT™ is a surfactant (a surface-active agent, such as a soap or detergent) that can be used in shampoos, shower gels, makeup removers, and other cosmetic formulations. The marketing of Klensoft had been discontinued in 2021 due to a significant increase in raw material costs which made the product difficult to market. However, there has been recent interest in this product from a previous customer, despite the higher costs, and the Company may make limited quantities of this product available in the future depending on demand.

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

UNITED-GUARDIAN, INC.

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

MEDICAL LUBRICANTS

LUBRAJEL RR and RC are both water-based gels used primarily as lubricants for urinary catheters. They are special grades of Lubrajel that can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. Lubrajel RR was the original radiation resistant Lubrajel product. Lubrajel RC was developed as a lower-cost alternative to Lubrajel RR for those customers who are in more cost-sensitive markets. Sales of Lubrajel RR and Lubrajel RC decreased in 2021 compared with 2020, mostly due to a 90% decrease in sales of Lubrajel RC. The Company believes that the decrease was primarily the result of the loss of one of the Company’s larger medical product customers due to a reformulation. The combined sales of both products accounted for 4% of the Company’s sales in 2021. The Company is currently working with two companies that are evaluating this product, which may result in an increase in sales if one or both of those customers decide to proceed with purchasing this product.

LUBRAJEL MG is the original form of Lubrajel, developed as a medical lubricant in the 1970s. It is used by many medical device manufacturers for lubricating urinary catheters, pre-lubricated enema tips, and other medical devices. Sales for this product increased in 2021 compared with 2020 due to an increase in sales to one of the Company’s larger customers for this product located in China. Sales to this customer were impacted significantly in 2020 due to the pandemic, but sales levels increased as China’s economy began to emerge from the pandemic in 2021.

LUBRAJEL LC and LUBRAJEL FA are Lubrajel formulations that were developed for use in oral care applications. Sales of these products increased in 2021 compared with 2020, primarily due to an increase in orders from the Company’s primary customers for these products, which the Company believes was due to improving conditions related to the pandemic.

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

Sales of all the medical grades of Lubrajel decreased by 5% in 2021 compared with 2020 and accounted for approximately 14% of the Company’s gross sales in 2021 compared with approximately 19% in 2020. The decrease was due primarily to the loss one customer.

UNITED-GUARDIAN, INC.

PHARMACEUTICALS

RENACIDIN® is a prescription drug product that is used primarily to prevent and to dissolve calcifications in urethral catheters and in the urinary bladder. It is currently marketed in a plastic 30 mL single-dose bottle. While the gross profit generated by Renacidin increased in 2021 compared with 2020, gross sales of Renacidin decreased by approximately 6% in 2021 compared with 2020, and represented approximately 34% of total Company gross sales. The decrease in gross sales was due to the Company’s decision in December 2020 to terminate its participation in the Medicaid Drug Rebate Program (MDRP) and the Section 340(B) Pricing Program (340B). The Medicaid Drug Rebate Program required the Company to pay a significant rebate to the various states where Renacidin was provided to Medicaid patients, and the 340B program required the Company to sell their product at a deeply discounted price. Due to the overly burdensome nature of the Medicaid rebates and the deeply discounted pricing associated with the 340B Program, the Company terminated its participation in the MDRP and the 340B Programs, effective December 31, 2020.

CLORPACTIN® WCS-90 is an antimicrobial product used primarily in urology to treat infections in the urinary bladder. It is also used in surgery for treating a wide range of localized infections in the peritoneum (the lining of the abdominal cavity), as well as the eye, ear, nose and throat, and sinuses. The product is a powder that is mixed with water by the end user and used as a solution. It is also a powerful disinfectant, fungicide, and deodorizer. In 2021 sales of Clorpactin increased by 16% and represented approximately 5% of the Company’s gross sales.

Sales of the Company’s pharmaceutical products are final when shipped, and are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product is too close to its expiration date to sell; or (d) the product is past its expiration date by no more than one year. These return policies are in conformance with standard pharmaceutical industry practice.

INDUSTRIAL PRODUCTS

DESELEX™ is a sequestering and chelating agent that is used primarily as a replacement for phosphates in the manufacture of detergents. It also has some use in personal care products as a chelating agent in shampoos and body washes. Sales of this product decreased by less than 1% in 2021 compared to 2020 and represented less than 1% of Company sales. In March 2022 the Company discontinued this product due to minimal sales and a significant increase in raw material costs.

THOROCLENS is a chlorine-based industrial cleanser manufactured and packaged by the Company for a small company in New England. Sales of this product increased in 2021, but, as with Deselex, represented less than 1% of Company sales.

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

Prior to initiating research and development work on a product, the Company consults with its global marketing partners to determine the marketability of the product, including the potential market size and the most effective method of marketing the product. After that, the research and development department will determine whether the product can be successfully developed, including (a) laboratory refinements and adjustments to suit the intended uses of the product; (b) stability studies to determine the effective shelf life of the product and suitable storage and transportation conditions; and (c) laboratory efficacy tests to determine the effectiveness of the product under different conditions. If development proves feasible, the Company will then determine whether production and sales costs make it feasible to bring the product to market.

UNITED-GUARDIAN, INC.

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

The Company's major research focus is on the development of new and unique cosmetic ingredients. The following are some of the projects on which the Company is currently working:

LUBRAJEL OIL PF: This product was developed as a result of the high demand for the Company’s very popular Lubrajel Oil. Unlike that product, this formulation is preservative-free, which enables formulators to use their own preservative systems without having to account for preservatives already incorporated into the product. This approach has been very successful with the Company’s Lubrajel PF, its first preservative-free product, and the Company is hopeful that a preservative-free formulation of Lubrajel Oil will also be successful. The Company has launched this product exclusively with Ashland, which launched the product globally at the end of 2020. Since the launch, Lubrajel Oil PF has seen success with many customers. The Company has seen increased orders which demonstrates how quickly customers have been able to incorporate Lubrajel Oil PF into their formulations.

LUBRAJEL II XD PF: Like Lubrajel Oil PF, this product was developed to meet the continuing market demand for preservative-free products. Current formulators are moving from conventional preservative systems to more natural methods of preservation. Eliminating the preservatives enables a formulator to choose the preservative system that is best for their final application. This product was launched by ASI in early 2021, and has already been qualified by some customers in the EMEA market. The Company received its first commercial order for this product in the first quarter of 2022.

OIL/WAX HYDRATION:  The concept for this product is an anhydrous textured gel that can be added to rinse-off formulas and provide longer-lasting hydration. Like many of the Company’s other “natural” products, this product has a high natural origin content based on ISO 16128, and, like the Company’s other natural products, is intended to be certified as a “natural” ingredient. Several prototype formulas have been created and additional testing will be conducted in the coming months. Additional conversations with Ashland are scheduled to better understand the market applications, pricing, and additional testing that may be necessary to prove efficacy.

LUBRAJEL 24:  The purpose of this project is to develop a “natural” product with 24-hour hydration. While the Company’s current water-based moisturizing products provide excellent hydration, the goal is to build upon that to produce a product with superior hydration that will last a full 24 hours. Three prototypes have been developed, and hydration testing has been conducted on two of the three, evaluating them against a well-known benchmark, hyaluronic acid. Testing of the remaining prototype will be conducted this winter to determine which formulations will move forward and what the next steps will be in the development process.

UNITED-GUARDIAN, INC.

LUBRAJEL OIL NATURAL: This product was developed to be an addition to the Company’s “natural” line of products. It uses vegetable feedstock and is based on polysaccharide chemistry. Modifications have been made over the past year to increase hydration and stabilize the emulsion. Like the Company’s other “natural” products, this product has been certified by Ecocert to comply with the COSMOS standards for use in natural and organic cosmetic products. The Company has initially launched this product with its marketing partner in the United Kingdom (“UK”) due to a specific interest they had in this product. The product has already been qualified for use by some customers in the UK, and the first commercial order was placed in January 2021. The Company is working with its Italian marketing partner to pursue additional markets where this product might be successful.

LUBRAJEL TERRA: This product was developed as an additional offering to the Company’s line of “natural” products. Lubrajel Terra incorporates plant polysaccharides with natural moisturizers to achieve long-lasting hydration. Like the Company’s other “natural” products, this product has been certified by Ecocert to comply with the COSMOS standards for use in natural cosmetic products. The Company launched this product with its UK marketing partner in August 2021, and has seen interest in this product for use in haircare formulations following the beard-care formulation that was promoted as part of its launch. The Company’s UK marketing partner has informed the Company that several customers have included Lubrajel Terra in their pipeline evaluations. The Company is also working with its Italian marketing partner to pursue additional markets where this product might be successful.

HAIR CARE: A new area of research for the Company will be in haircare ingredients. While the Company has typically spent more of its time developing products for the skincare market, it is putting more effort now into the development of haircare products. The Company will be working with its UK marketing partner to gain insight into this market, focusing on developing “natural” hair care ingredients. Since the Company’s current “natural” line has some overlap with the haircare market it is confident that with additional insight from its marketing partners it will be able to create products for customers that want to elevate their haircare formulations with natural ingredients. The Company intends to continue to work with its marketing partners during all of the stages of product development to ensure that our ingredients are meeting customer needs.

LUBRAJEL DV PF and LUBRAJEL MS PF: The Company developed two additional products for its growing line of preservative-free products. The preservative-free offerings enable formulators to use their own preservative systems without having to account for preservatives already incorporated into the products. Both products will be launched with its UK marketing partners in the second quarter of 2022.

It should be emphasized that some of the projects listed above are in the very early stages of research and development, and there can be no guarantee that any particular development project will result in a marketable product or in significant sales if it is marketed.

The Company’s research and development expenses in 2021 were $478,642 compared with $451,208 in 2020. The Company expects its research and development expenses in 2022 to be comparable to those of 2021. Any additional increase in development and/or production costs will depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

The Company requires all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

UNITED-GUARDIAN, INC.

TRADEMARKS AND PATENTS

The Company strongly believes in protecting its intellectual property. In the past, the Company filed for patent protection in connection with many of its products and processes, and over the years was issued at least 32 patents, all of which are now expired. However, under current patent law the filing of a patent now provides detailed proprietary information that can be used by companies in other countries where enforcement would be difficult and expensive, such as in China. As a result, the Company decided in recent years to generally forego patent protection and rely instead on trade secret protection to protect its intellectual property, including its proprietary product formulations and manufacturing methods. The Company will continue to consider filing patent applications in situations where it believes that relying on trade secrets would not provide sufficient protection.

The various trademarks and trade names owned or used by the Company in its business are of varying importance to the Company. The most significant trademarks are Lubrajel®, Renacidin®, and Clorpactin®.

DOMESTIC SALES

COSMETIC INGREDIENTS:

In the United States the Company's cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”). That agreement was for the marketing of the Company’s cosmetic ingredients in North, Central, and South America. Since that time, this initial agreement has been modified and expanded multiple times (see “Marketing Agreements” below), most recently in 2019 when Korea was added to ASI’s marketing territory. ASI also has the exclusive right to market globally four of the Company’s products: Lubrajel Marine, which was the second product in the Company’s Lubrajel Natural line of products; Lubrajel BA, an oral care product which was specifically developed for ASI in 2012 but which, to date, has not had significant sales; and two of the Company’s preservative-free products, Lubrajel Oil PF and Lubrajel II XD PF. ASI also has a non-exclusive right to sell certain of the Company's other industrial and medical products. The current agreement with ASI automatically renewed on January 1, 2022 and will automatically renew again on January 1, 2024 unless either party chooses to terminate, which can be done by giving 60 days’ notice prior to the then expiration date.

Revenue from domestic sales of all Company products accounted for approximately 80% of the Company’s total sales in both 2021 and 2020. Domestic sales of cosmetic ingredients accounted for approximately 41% of total Company sales in 2021, compared with 30% in 2020. Sales to the Company’s largest marketing partner, ASI, accounted for approximately 40% of total Company sales in 2021 and 29% of sales in 2020. It should be noted, however, that while all sales to ASI are considered domestic sales because all shipments to ASI are delivered to ASI in the U.S., a significant percentage of ASI’s purchases from the Company are ultimately sold to foreign customers. Based on sales information provided to the Company by ASI, 74% of ASI’s sales in 2021 were to customers in foreign countries, compared with 68% in 2020.

PHARMACEUTICALS:

The Company’s pharmaceutical products are marketed only in the United States and are sold primarily through full-line drug wholesalers. Sales of those products accounted for approximately 34% of Company sales in 2021, compared with approximately 41% in 2020.

During 2021 and 2020, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell its product at a discounted price. In addition, during 2020, the Company participated in the Medicaid Drug Rebate Program (MDRP), which required the Company to pay a significant rebate to the various states where Renacidin was provided to Medicaid patients, as well as the Section 340B Drug Pricing Program (340B), which required the Company to sell their product at a deeply discounted price. Due to the overly burdensome nature of these Medicaid rebates on the Company, and the deeply discounted pricing associated with the 340B Program, the Company terminated its participation in the MDRP and the 340B Programs, effective December 31, 2020. The Company will, however, continue to participate in the other government discount and rebate programs, specifically the Veterans Affairs FSS Program and the Medicare Part D Coverage Gap Program (CGDP).

UNITED-GUARDIAN, INC.

The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

MEDICAL PRODUCTS:

The Company’s non-pharmaceutical medical products, such as its catheter lubricants and oral care products, are sold by the Company directly to the end users or to contract manufacturers utilized by the end users. These products are also available for sale on a non-exclusive basis through its marketing partners if they choose to market those products. Domestic sales of the Company’s medical products accounted for approximately 4% of the Company’s total sales in 2021, compared with 8% in 2020. Although all shipments of medical products to U.S. locations are considered domestic sales, a percentage of those shipments are subsequently shipped by some customers to foreign manufacturing facilities, which then produce finished products that could be marketed globally.

INDUSTRIAL PRODUCTS:

Domestic sales of the Company’s specialty industrial products accounted for less than 2% of Company sales in both 2021 and 2020. These products are sold directly to end-user customers or their contract manufacturers, who incorporate these products into their finished products.

FOREIGN SALES

In both 2021 and 2020, approximately 20% of the Company’s sales revenue was from foreign sources, and was derived from (a) sales of its cosmetic ingredients to the Company’s foreign marketing partners, which accounted for approximately 9% of Company sales in 2021 and 2020 and (b) sales of some of the Company’s medical products directly to certain customers in foreign countries, which accounted for approximately 11% of Company sales in both 2021 and 2020.

Because all shipments to the Company’s largest marketing partner, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are included in “Domestic Sales”, even though a significant percentage of ASI’s sales of the Company’s products are to customers in foreign countries. Based on sales information provided to the Company by ASI, 74% of ASI’s sales of the Company’s products in 2021 were to customers in foreign countries, compared with 68% in 2020. ASI’s largest foreign market in both 2021 and 2020 was China, which accounted for approximately 41% of ASI’s sales of Company products in 2021 and 34% in 2020.

Since the Company sells its products in U.S. Dollars, the Company’s selling prices are generally not affected by fluctuations in foreign currency exchange rates, except to the extent that a stronger dollar compared with foreign currencies can make the Company’s products less competitive in foreign markets, sometimes requiring the Company to adjust its prices in order to be more competitive. As a result of the weakened dollar in the second half of 2020 and the first half of 2021 , the Company’s products became more competitive in Europe, but in the second half of 2021 the dollar strengthened against the Euro, which again made the Company’s products less competitive. Current indications are that it is likely that the dollar will continue its current strength against the Euro for most if not all of 2022.

UNITED-GUARDIAN, INC.

SALES AND MARKETING

The Company markets its products through marketing partners and distributors, promotion on the Company’s websites, and by internet advertising, and has some direct sales to customers as well. The cosmetic ingredients are sold outright (not on consignment) to the Company’s marketing partners, which in turn market and resell the products to cosmetic and other personal care product manufacturers for use in the formulation of one or more of their products. The pharmaceutical products are sold in the United States primarily to drug wholesalers, which in turn distribute and resell those products to drug stores, hospitals, physicians, long-term care facilities, the U.S. Department of Veterans Affairs, and other government agencies. The medical and specialty industrial products are sold by the Company directly to the end users of those products. The industrial products are older products that have limited marketability but are still being sold to some long-time customers. They are not actively marketed but are available for sale to any new customers.

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

That agreement set forth provisions under which ASI would market and distribute the Company's cosmetic ingredients, as well as some medical and specialty industrial products, in certain parts of Europe, Asia, Australia, and Africa. In 1996, the parties entered into another agreement, which extended ASI’s distribution rights to the United States, Canada, Mexico, and Central and South America, and in December 2019 the marketing rights in Korea were transferred to ASI from the Company’s previous distributor for Korea. In July 2000, December 2002, December 2005, May 2010, November 2012, and November 2013 the parties entered into additional agreements that modified, extended, and consolidated the 1994 and 1996 agreements, and provided for automatic two-year renewals of ASI’s marketing rights unless either party terminated the arrangement upon 60 days’ notice. The agreement automatically renewed on January 1, 2012, 2014, 2016, 2018, 2020, and 2022 for additional two-year terms. The current contract ends on December 31, 2023.

The Company believes that in the event ASI were to cease marketing the Company's products alternative arrangements could be made with one of the other global marketers of cosmetic ingredients to continue to supply products to customers currently using the Company's products, without any significant interruption of sales.

RAW MATERIALS

The principal raw materials used by the Company consist of common industrial organic and inorganic chemicals. Most of these materials are available in ample supply from numerous sources. The Company has six major raw material vendors that together accounted for approximately 94% of the raw material purchases by the Company in 2021 and 88% in 2020.

UNITED-GUARDIAN, INC.

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

COMPETITION

The Company has some products or processes that are either proprietary or have some unique characteristics. Its Lubrajel line of products is well known globally and has a long-standing reputation for high quality. The Company believes that these characteristics will be advantageous to the Company in its continuing efforts to compete effectively with other companies marketing similar products. The pharmaceutical, health care, and cosmetic industries are all highly competitive, and during 2021 the Company experienced a high level of competition for its cosmetic ingredients both in the U.S. and in foreign markets. In 2021 the value of the U.S. dollar gradually strengthened relative to some other foreign currencies, in particular the Euro, which made the Company’s products a little less competitive in those markets than it had been when the dollar was not as strong. Regardless of the changes in the currency situation, the Company believes that there will continue to be significant competition for its products, especially from Asian competitors, and it may sometimes be necessary for the Company to lower its prices, and reduce its profit margins, in order to remain competitive. The Company intends to continue to work closely with its marketing partners to remain as competitive as possible.

The Company is aware that there are other domestic and foreign companies that are engaged in the same or similar areas of research as those in which the Company is engaged, some of which have substantially greater financial, research, manpower, marketing and distribution resources than the Company. In addition, there are many large, integrated and established companies that have greater capacity than the Company to develop and to commercialize the types of products upon which the Company's research and development programs are based. The Company intends to continue to focus its research efforts on the development of new and innovative products for which there is not the same level of competition as there is for some of the Company’s older products. The Company is optimistic that its development of unique products, including products made exclusively with natural ingredients, will enable it to continue to compete in a market in which competition has become more of a factor than it had been in the past.

UNITED-GUARDIAN, INC.

ISO 9001:2015 REGISTRATION

On July 23, 2018, the Company was certified by Underwriters Laboratories, Inc. to be in compliance with the latest ISO standard, ISO 9001:2015, indicating that the Company's documented procedures and overall operations had attained the high level of quality needed to comply with this current ISO certification level. From October 2009 to July 2018, the Company had been registered under the ISO 9001:2008 standard; from December 2003 to October 2009, the Company had been registered under the ISO 9001:2000 standard; and between November 1998 and December 2003 the Company had been registered under the ISO 9002 standard. The Company’s current ISO 9001:2015 certification is valid through July 22, 2024. The Company has been in continuous compliance with ISO standards since November 1998.

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

Portions of the Company's operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2021 and 2020, the Company incurred approximately $32,000 and $13,000 respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on the Company as a result of compliance with environmental laws.

ENVIRONMENTAL, SOCIAL, and CORPORATE GOVERNANCE

As a manufacturer with global sales, the Company is committed to sustainable growth and lowering its impact on the local community. It is committed to measuring and monitoring its impact on the environment and continually improving. The Company complies with all federal/state/local environmental regulations, and has recently initiated a carbon footprint monitoring program and will be setting goals to lower its impact on the environment during the coming years. The Company has also joined initiatives for core raw materials, such as RSPO, to ensure that it supports suppliers in protecting the environment and the people in it. It is committed to using green chemistry principles to produce biodegradable, natural, and safe products with renewable feedstocks.

UNITED-GUARDIAN, INC.

As part of the Company’s commitment to corporate social responsibility (“CSR") it joined EcoVadis, a global leader in guiding, measuring, and improving corporate environmental and social responsibility and sustainability performance. The EcoVadis assessment measured 21 key issues centered around the environment, labor & human rights, ethics, and sustainable procurement. In its latest evaluation the Company scored in the top 15% of companies evaluated.

As part of the assessment, it was determined that the Company was strong in the following four areas:

1)	Environmental
a)	Company-specific emergency preparedness and response procedure regarding customer health and safety
b)	Measure to detect and/or eliminate accidental water contamination
c)	Formalized procedure related to materials/chemicals management
d)	Provision of Safety Data Sheets
e)	Employee awareness/training program on transportation of hazardous materials
f)	Measures to avoid emissions of dust or particles

2)	Labor & Human Rights
a)	Labor and human rights policy
b)	Formalized procedure related to employee health and safety
c)	Compensation for extra or atypical working hours
d)	Additional leave beyond standard vacation days
e)	Bonus scheme related to Company performance
f)	Heath care coverage of employees in place
g)	Whistleblower procedure on discrimination and harassment
h)	Awareness training regarding diversity, discrimination and/or harassment
i)	Regular assessment (yearly) of individual performance
j)	Active preventative measures for stress and noise
k)	Training of relevant employees on health and safety risks and best working practices

3)	Ethics

a) Disciplinary sanctions to deal with policy violations

b) Policy on information security

c) Polices on corruption

d) Whistleblower procedure to report ethics issues

4)	Sustainable Procurement

a) Roundtable on Sustainable Palm Oil (RSPO) Supply Chain Certification

b) Formal assessment of supplier’s progress with regards to REACH requirements

c) No use of tin, tantalum, tungsten, gold, and/or their derivatives

Areas that required continual improvements were reviewed, and programs and policies were implemented as follows:

1)	Environmental impact from product end of life: The Company joined a prescription take-back program for its pharmaceutical products in the state of California.

UNITED-GUARDIAN, INC.

2)

Measures on energy consumption and GHG’s: The Company created a carbon footprint procedure that will roll out later in 2022 to assess its current energy consumption, with the goal of reducing that consumption in subsequent years.

3)	Established formal CSR Policy: The Company created a CSR policy to establish a framework for its commitment to sustainable performance.

HEALTH & SAFETY

The Company values its employees, partners, and the planet, and is committed to protecting the safety, health, and security of its employees and that of the environments in which it operates. It is firm in its policy that it will not compromise employee health and safety or the environment for profit or production. It is passionate about health and safety and prides itself on its strategy of prevention through proactive risk elimination and reduction. The coronavirus pandemic introduced a number of unprecedented challenges, but the Company implemented policies and protocols as needed to help prevent the spread of the disease in its facilities, while continuing to operate as an essential business to serve its customers. Such policies and protocols included physical distancing, mandating face coverings, restricting visitation, and educating employees about the disease, its prevention, and vaccines.

EMPLOYEES

The Company presently has 24 employees, 4 of whom serve in an executive capacity, 16 in research, quality control and manufacturing, 2 in maintenance and construction, and 2 in office and administrative support services. Of the total number of employees, 22 are full time.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Common Stock of the Company has traded on the NASDAQ Global Market since March 16, 2009, under the symbol "UG" (“Common Stock”). From December 1, 2008 through March 13, 2009, following the merger of the American Stock Exchange with the New York Stock Exchange, the Company's Common Stock was traded on the NYSE Amex Stock Exchange under the same symbol. Prior to December 1, 2008, its Common Stock traded on the American Stock Exchange under the same symbol.

Holders of Record

As of March 1, 2022, there were 385 holders of record of Common Stock.

Cash Dividends

On May 18, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.48 per share, which was paid on June 7, 2021 to all stockholders of record as of May 31, 2021. On November 16, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.65 per share which was paid on December 7, 2021 to all stockholders of record as of November 29, 2021.

On May 20, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.42 per share, which was paid on June 17, 2020 to all stockholders of record as of June 3, 2020. On November 18, 2020, the Company’s Board of Directors declared a semi-annual cash dividend of $0.36 per share which was paid on December 8, 2020 to all stockholders of record as of December 1, 2020.

Item 6. [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Impact of the Coronavirus Pandemic

While the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the substantial impact the pandemic had on Company sales in 2020 significantly lessened in 2021. While the Company believes that sales of its cosmetic ingredients are still being negatively impacted, the sales situation has improved substantially, and the current impact is coming more from increased shipping costs and higher raw material costs, which may have some future impact on the Company’s profit margins in upcoming quarters. It has also experienced delays in shipping orders due to a shortage of truck drivers and trucks, and limited availability of shipping vessels. The shortage of truck drivers and shipping vessels is expected to continue in 2022 but improve as the year progresses. The Company has been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

UNITED-GUARDIAN, INC.

Sales of the Company’s non-pharmaceutical medical products (“medical products”) had also been negatively impacted by the pandemic in 2020, but those impacts have lessened as well in 2021. Sales of the Company’s pharmaceutical products were not impacted by the pandemic in 2020 or in 2021.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, but it has made some of those materials more expensive, which could impact the Company’s gross profit margins in the future. The Company has been able to maintain production throughout the pandemic.

There continues to be uncertainty regarding the future impact of the pandemic on the Company’s operations or financial results. While the impact on the Company’s’ sales lessened considerably in 2021, the Company is still unable to provide an accurate estimate or projection as to what the future impact of the pandemic will be on the Company’s future operations or financial results. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the pandemic.

Another result of the pandemic has been a significant increase in inflation during 2021. While it is unknown whether inflation will continue to increase or will begin to decrease during 2022, continued inflation is likely to result in further increases in raw material costs, shipping costs, and internal labor costs, which could impact the Company’s future profit margins.

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

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2021 and 2020, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

The Company’s sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period in which the revenue is recognized. Such deductions, primarily related to the sale of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (‘VA”), rebates in connection with the Company’s current participation in Medicare programs and its past participation in Medicaid programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period. All references to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales.”

During 2021 and 2020, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell its product at a discounted price. In addition, during 2020, the Company also participated in the Medicaid Drug Rebate Program (MDRP), which required the Company to pay a significant rebate to the various states where Renacidin was provided to Medicaid patients, as well as the Section 340B Drug Pricing Program (340B), which required the Company to sell their product at a deeply discounted price. Due to the overly burdensome nature of these Medicaid rebates on the Company, and the deeply discounted pricing associated with the 340B Program, the Company terminated its participation in the MDRP and the 340B Programs, effective December 31, 2020. The Company has continued to participate in the other government discount and rebate programs, specifically the Veterans Affairs FSS Program and the Medicare Part D Coverage Gap Program (CGDP). The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s cosmetic products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical medical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product is too close to its expiration date for the customer to sell; or (d) the product is expired but is not more than one year after its expiration date. These return policies are in conformance with standard pharmaceutical industry practice. The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. During 2020, the Company experienced minor delays in receiving payments from certain customers that were impacted by the pandemic; however, the negative impact of those delayed payments was not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of December 31, 2021 and December 31, 2020, the allowance for doubtful accounts receivable was $20,252 and $14,017, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

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

UNITED-GUARDIAN, INC.

Results of Operations

Year ended December 31, 2021 compared with the year ended December 31, 2020:

Sales

Sales increased 27% from $10,986,081 in 2020 to $13,929,629 in 2021. The increase was due primarily to increases in sales of the Company’s cosmetic products and non-pharmaceutical medical products as global economies began recovering from the coronavirus pandemic during 2021.

The increase in sales was the result of the following specific changes in sales in the different product categories:

(a)	Cosmetic Ingredients:

Sales of the Company's cosmetic ingredients increased by 61% from $4,274,586 in 2020 to $6,872,714 in 2021. The increase was attributable primarily to an increase in sales of the Company’s Lubrajel line of products to ASI, the Company’s largest marketing partner, whose purchases increased by 74% in 2021. Aggregate sales to the Company’s four other marketing partners increased by 22% from $992,951 in 2020 to $1,210,046 in 2021. That increase was primarily attributable to Company’s marketing partner in the United Kingdom (“UK”), whose sales increased by 42%, from $445,402 in 2020 to $631,589 in 2021. These increases were offset by a small decrease in sales of the Company’s cosmetic ingredients to four other direct customers of the Company.

The Company believes that the increase in sales of the Company’s cosmetic ingredients to ASI was the result of global pandemic conditions improving. However, until the global crisis passes it is likely that there will continue to be a negative impact on the Company’s sales of its cosmetic ingredients, as well as, to a lesser extent, its non-pharmaceutical medical products.

Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 74% of ASI’s sales in 2021 were to customers in foreign countries, compared to 68% in 2020. ASI’s largest foreign market in both 2021 and 2020 was China, which accounted for approximately 41% of ASI’s sales in 2021 and 34% of sales in 2020.

There continues to be global competition from Asian and European competitors selling products that are competitive with those sold by the Company and which are marketed at lower prices than those produced by the Company. The strengthening of the U.S. dollar relative to the Euro in the second half of 2021 made the Company’s products a little less competitive than they had been in the first half of 2021, when the dollar had been weaker relative to the Euro. The Company continues to work closely with its marketing partners to price its products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing in order to maintain and increase sales and bring in new customers. However, the Company expects the European market to remain very competitive based on the continuing competition from lower-cost competitors, and for that reason it is concentrating its R&D efforts on developing new and unique products that these other companies do not have. The Company expects to introduce several such products during 2022.

(b)	Pharmaceuticals:

Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Gross sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, together decreased by 4%, from $5,959,705 in 2020 to $5,748,244 in 2021. Gross sales of Renacidin decreased by 6%, from $5,347,827 in 2020 to $5,041,460 in 2021, while gross sales of Clorpactin increased by 16% from $611,878 in 2020 to $706,784 in 2021. The decrease in Renacidin sales was primarily due the Company terminating its participation in the Medicaid Drug Rebate Program on December 31, 2020.

UNITED-GUARDIAN, INC.

The decrease in gross sales was partially offset by a decrease in pharmaceutical related fees, rebates and allowances of $427,733 (30%). The decreases in these fees, rebates and allowances were primarily the result of the Company’s termination of its participation in the Medicaid Drug Rebate Program at the end of 2020. Due to the overly burdensome nature of the Medicaid rebates that the Company had to pay under this program, the Company determined that it was no longer profitable for the Company to continue to participate. Accordingly, on October 30, 2020 the Company informed the Centers for Medicare & Medicaid Services (CMS) of its intention to terminate its Medicaid Drug Rebate Agreement and its participation in the Medicaid Program, effective December 31, 2020. As the Company had anticipated, the discontinuation of its participation in this program resulted in the loss of some Renacidin sales, but that loss was more than offset by the elimination of the rebate payments, which resulted in an increase in gross profit from Renacidin sales. Although the Company will no longer be incurring Medicaid-related rebate costs, it will continue to incur costs related to other allowances, including Medicare rebates, distribution fees, chargebacks on VA sales, and outdated material returns.

(c)	Medical (non-pharmaceutical) products:

Sales of the Company’s medical products increased by 6%, from $2,052,961 in 2020 to $2,171,204 in 2021. Despite losing one of its major medical product customers in 2020, medical product sales rebounded in 2021 with increases in orders from two of the Company’s larger medical customers located in China and India. The Company believes that the increases in those orders were due to improving economic conditions in those countries.

(d)	Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, increased by 8%, from $139,482 in 2020 to $150,387 in 2021. The increase was primarily due to an increase in sales to two of the Company’s industrial product customers, which are located in areas whose operations had been negatively impacted by the Coronavirus pandemic, resulting in a decrease in their orders in 2020.

Gross Profit on Sales

Gross profit on sales was 59% in 2021 compared with 56% in 2020. The increase in gross profit was due to two main factors: 1) increased sales of the Company’s Lubrajel line of products in 2021, which carry a higher profit margin than the Company’s pharmaceutical products, and 2) the significant reduction in sales allowances related to the Company’s pharmaceutical products in 2021 helped to increase the gross profit on those products in 2021 compared with 2020.

Operating Expenses

Operating expenses increased from $2,026,368 in 2020 to $2,035,970 in 2021. The increase was mainly attributable to an increase in consulting and professional fees. The Company anticipates that operating expenses will remain relatively consistent for 2022.

UNITED-GUARDIAN, INC.

Research and Development Expenses

Research and development expenses increased from $451,208 in 2020 to $478,642 in 2021. The increase was primarily related to an increase in payroll and payroll related expenses.

Investment Income

Investment income increased from $226,245 in 2020 to $233,857 in 2021. The increase was due to an increase in dividend income from both stock and bond mutual funds. In early 2020, the Company began to shift its investment strategy from lower-yielding U.S. Treasury Bills towards short and intermediate-term bond funds that were yielding higher returns.

Net (loss) gain on Marketable Securities

The net (loss) gain on marketable securities decreased from a net gain of $298,585 in 2020 to a net loss of $23,018 in 2021. The decrease was primarily due to the Company recognizing higher realized gains on sales of mutual funds in 2020, which totaled $415,595, compared to the realized gains on sales of mutual funds in 2021 of $111,917.

Provision for Income Taxes

The provision for income taxes increased from $856,022 in 2020 to $1,219,383 in 2021. This increase was due to an increase in income before taxes. The Company’s effective income tax rate was 20.7% in 2021 and 20.6% in 2020.

Liquidity and Capital Resources

Working capital decreased from $9,832,326 at December 31, 2020 to $9,245,629 at December 31, 2021. The current ratio decreased from 8.0 to 1 at December 31, 2020 to 5.0 to 1 at December 31, 2021. The decrease in working capital was mainly due to an increase in dividends paid during 2021, combined with increases in accounts payable, accrued expenses and deferred revenue.

Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2021 increased from $1,387,698 in 2020 to $1,813,346 in 2021. The increase in accounts receivable was due to the increase in sales the Company experienced during 2021 due to global economies recovering from the coronavirus pandemic, especially in the fourth quarter of 2021. The receivables turnover, or “Days Sales Outstanding”, for 2021, was 42 days, compared with 58 days in 2020. The decrease was indicative of the improvement in customers’ ability to more efficiently process payments as economies recovered from the pandemic during 2021. During 2020, the Company experienced minor delays in receiving payments from some customers. The Company’s allowance for doubtful accounts receivable increased from $14,017 in 2020 to $20,252 in 2021, and the Company believes that the net balance of its accounts receivable as of December 31, 2021 was, and continues to be, fully collectible.

The Company generated cash from operations of $5,313,277 in 2021 compared with $3,594,240 in 2020. The increase in 2021 was primarily due to an increase in net income in 2021 compared with 2020, combined with an increase in accounts payable, accrued expenses and deferred revenue.

Net cash used in investing activities was $468,676 for the year ended December 31, 2020 compared with $183,475 for the year ended December 31, 2021. This decrease in net cash used in investing activities was mainly due to decreased purchases of marketable securities during 2021.

UNITED-GUARDIAN, INC.

Net cash used in financing activities was $5,190,033 and $3,582,481 during the years ended December 31, 2021 and 2020, respectively. The increase was due to the payment of higher dividends in 2021 compared with 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2021. On the basis of that evaluation, management concluded that the Company’s disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including its Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

UNITED-GUARDIAN, INC.

(b) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control system is designed to provide reasonable assurance to management and to the Company’s Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including the Company’s Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting in the fourth quarter of 2021 that materially affected, or would be reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

UNITED-GUARDIAN, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS

Set forth in the table immediately below are the names and ages of each of the executive officers of the Company and their principal occupations for at least the past five years.

Name and Position with the Company	Age	Biographical Information
Ken Globus President Principal Executive Officer General Counsel Chairman of the Board	70

President and General Counsel of the Company from July 1988 to date; Chairman of the Board and Principal Executive Officer since September 2009; Chief Financial Officer of the Company from November 1997 to December 2006.

Peter A. Hiltunen Senior Vice President Production Manager	63	Senior Vice President of the Company from April 2020 to date; Vice President of the Company from July 2002 to April 2020; Production Manager of the Company since 1982.
Andrea Young Principal Financial Officer Controller; Treasurer Secretary	53

Secretary of the Company from April 2020 to date; Treasurer and Principal Financial Officer of the Company from May 2018 to date; Controller of the Company from September 2016 to date; Human Resources Manager of the Company from May 2017 to date.

Donna Vigilante Vice President R&D Manager	42	Vice President of the Company since May 2020; Research and Development Manager of the Company since September 2017; Research and Development chemist from November 2015 until September 2017.

DIRECTORS

Six directors are to be elected at the next annual meeting of stockholders of the Company (which has not been scheduled as of the date of this Annual Report on Form 10-K). Directors serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Set forth in the table below are the names of all persons who are currently directors of the Company, the principal occupation or employment of each such person for at least the past five years, his present position(s) with the Company, his qualifications to serve as a director, other board memberships of public companies, and the year he was first elected a director.

UNITED-GUARDIAN, INC.

Name and Position with the Company	Age	Principal Occupation, Qualifications, and other Boards	Year First Elected a Director
Ken Globus President Chief Executive Officer General Counsel Chairman of the Board	70

President and General Counsel of the Company since July 1988; Chief Financial Officer of the Company from November 1997 to December 2006; and Chairman of the Board since September 2009. He has leadership experience, legal experience from his prior years as an attorney in private practice, business experience, and knowledge of the Company’s operations from over 38 years as General Counsel, Vice President, and then President of the Company. He holds a bachelor’s degree in Psychology and English from the State University of New York at Albany, and a Juris Doctor degree from the George Washington University Law School.

			1982
Lawrence F. Maietta Director	64

Partner in the accounting firm of PKF O'Connor Davies, LLP, New York, NY since January 1, 2021; partner in the accounting firm of Bonamassa, Maietta & Cartelli, LLP, Brooklyn, NY, from 1991 through December 2020; and Controller of the Company from October 1991 to November 1997. He has financial experience, business experience, and an extensive knowledge of the Company’s operations. He has been a CPA and consultant preparing financial reports and tax returns for the Company and other clients for more than 35 years. He holds a bachelor’s degree in Business Administration from Niagara University, and an MBA from Hofstra University. (2)

			1994
Arthur M. Dresner Director	80

Counsel to the law firm of Duane Morris LLP, New York, NY since August 2007. He has leadership experience, legal experience, business experience, and a scientific education and background. From 1998 to 2007 he was partner and previously “Of Counsel” to the law firm of Reed Smith, LLP, New York, NY. For more than 20 years prior, he was employed by GAF Corporation and its subsidiary, International Specialty Products, Inc., Wayne, NJ, including having been Vice President of corporate development and general management for the last 8 of those years. He holds a bachelor’s degree in Engineering from Stevens Institute of Technology, and a Juris Doctor degree from St. John’s University School of Law. (1) (2)

			1997
Andrew A. Boccone Director	76	Independent business consultant since 2001. He has leadership experience, business experience, and a scientific education and background. For more than 25 years he was employed by Kline & Company, Inc., Parsippany, NJ, an international business consulting and market research firm specializing in the chemicals industry, consumer products, life sciences, and energy, including having been President from 1990 to 2001. He holds a bachelor's degree in Chemistry from Hofstra University, and an MBA from Seton Hall University. (1) (2)	2002
S. Ari Papoulias Director	68

Principal of ChemRise LLC, a business advisory firm providing technology, marketing, and financial advice to firms in the chemicals industry, since 2016; from 2006 to 2015 Global Marketing Director for Momentive Performance Materials (formerly GE Advanced materials); from 1987 to 2006 initially Business Manager of Advanced Materials, then Business Director of Industrial Markets, and then Global Marketing Director of Performance Chemicals for International Specialty Products, Inc., Wayne, NJ. He has leadership experience, business and financial experience, and a scientific background and education. He holds a B.Sc. in Chemical Engineering from the University of Massachusetts, an M.Sc. in Chemical Engineering from the University of Florida, a Ph.D. in Chemical Engineering from Carnegie Mellon University, and an MBA in Finance from New York University. (1)

			2016

(1) Member of Audit Committee

(2) Member of Compensation Committee

There are no family relationships between any director and/or officer of the Company.

UNITED-GUARDIAN, INC.

BOARD MEETINGS

During the fiscal year ended December 31, 2021, the Board held four regular meetings via Zoom videoconference, as well as several additional meetings. All five directors participated in all of the regular meetings the additional directors’ meetings, and the Annual Meeting of Stockholders.

AUDIT COMMITTEE

The Company has an Audit Committee (“Committee”) that is currently composed of three of the Company’s independent directors, as well as an additional outside director that has expertise in both accounting and financial reporting, who acts as an advisor to the Committee. The members of the Committee are elected annually by the Board of Directors. The Committee was established for the purpose of assisting the Board of Directors in fulfilling its oversight responsibilities, including (a) overseeing the Company’s accounting and financial reporting processes, including preparation of financial statements and audits; (b) assuring the Company’s compliance with all legal, regulatory, and ethical responsibilities; (c) evaluating the qualifications and independence of the Company’s independent accountants; and (d) assessing the effectiveness of the Company’s internal controls and risk management procedures. The Committee currently meets five times a year and is governed by a charter that was adopted in 2006 and updated in 2020.

In addition to assessing the independence of the Audit Committee members under NASDAQ rules, the Board also considered the requirements of Section 10A(m)(3) and Rule 10a-3 under the Exchange Act in regard to having a financial “expert” on the Audit Committee. Due to the significant expense involved in recruiting another Board member for the sole purpose of having a financial “expert” on the Audit Committee, the Board instead determined that S. Ari Papoulias was “financially sophisticated” as that term is defined by NASDAQ, and that Lawrence F. Maietta, a Certified Public Accountant and former member of the Audit Committee, while not considered independent for purposes of membership on the Audit Committee, would be considered a financial “expert” and therefore could act as an advisor to the Audit Committee and provide the necessary financial expertise.

COMPENSATION COMMITTEE

The Board has a compensation committee which was formed in 1999 for the purpose of recommending to the Board the compensation of corporate officers and key employees for the ensuing year. Members of the Compensation Committee are Messrs. Lawrence F. Maietta, Arthur M. Dresner, and Andrew A. Boccone. Ken Globus acts as advisor to the Committee representing management. The Committee held one meeting via Zoom videoconference in 2021. The Compensation Committee does not have a charter. Neither management nor the Committee has engaged a consultant to provide advice on compensation.

The Compensation Committee does not set compensation of directors. Instead, the full Board acts on recommendations made by the independent directors. In its review of compensation of directors, the Board considers various factors, such as compensation of directors in other public companies of a similar size, the time spent by Board and Committee members in their service to the Company, and recent changes that may result in an increase or decrease in the responsibilities or time commitment of a Board and Committee member.

NOMINATING COMMITTEE

The Board does not have a Nominating Committee. The full Board fulfills the role of a nominating committee. Final selections are made by a majority of the independent directors. Ken Globus is not independent as that term is defined by the listing standards of NASDAQ. It is the position of the Board that it is appropriate for the Company not to have a separate nominating committee because the size, composition and collective independence of the Board enables it to adequately fulfill the functions of a standing committee. NASDAQ does not require the Company to have a separate nominating committee but does require that Board nominees be selected by either a nominating committee composed solely of independent directors or by a majority of the independent directors. The Board has not considered diversity in identifying nominees for director positions, but intends to do so in the future.

UNITED-GUARDIAN, INC.

ROLE OF THE BOARD IN RISK OVERSIGHT

The Board views risk management as a process designed to identify, manage, and control risks that may adversely affect the Company, so that they are appropriate considering the Company's size, operations and business objectives. The Company's risk management policies enable the Company to manage risk within acceptable limits and provide reasonable assurance of optimum corporate performance in the area of risk/return. The Board has ultimate responsibility for oversight of the Company's risk management processes, and discharges this responsibility through regular reports received from, and discussions with, senior management on all areas of material risk exposure to the Company. These reports and discussions include, among other things, operational, financial, legal and regulatory, and strategic risks. The full Board engages with the appropriate members of senior management to enable its members to understand and provide input to, and oversight of, risk identification, risk management and risk mitigation strategies. In addition, the Company's Audit Committee is responsible for evaluating and monitoring financial risks, and meets regularly in executive session without management present to, among other things, discuss the Company's risk management culture and processes. While the Board oversees the Company’s risk management, the Company’s senior management is responsible for day-to-day risk management processes.

STOCKHOLDER COMMUNICATIONS WITH THE BOARD

The Board has adopted the following procedure for stockholders to send communications to the Board other than stockholder proposals for consideration at the annual meeting of stockholders which should be submitted to our Corporate Secretary. Stockholders who wish to send communications to directors should refer to the Company’s website at: www.u-g.com and direct those communications to Mr. Arthur M. Dresner, Chairman of the Audit Committee, whose email address is posted there. All communications sent to Mr. Dresner, but addressed to other Board members, will be forwarded to that Board member by Mr. Dresner.

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

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

None of the Company’s officers, directors, or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

UNITED-GUARDIAN, INC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of a class of the Company's equity securities to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based on (i) a review of copies of Forms 3, 4, and 5 and any amendments thereto furnished to the Company during and with respect to the fiscal year ended December 31, 2021 and (ii) any written representations signed by reporting persons that no Form 5 is required, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis during and with respect to the fiscal year ended December 31, 2021.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

The following table sets forth for the years ended December 31, 2021 and December 31, 2020 certain information concerning the compensation paid to the Company's executive officers:

Name and position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compen-sation ($)	Non-qualified deferred compen-sation earnings ($)	All other compen-sation(1) ($)	Total ($)
Ken Globus President Chief Executive Officer Chairman of the Board	2021	284,876	91,700					29,209	405,785
	2020	280,498	131,100	-	-	-	-	29,155	440,753
Donna Vigilante Vice President R&D Manager Director of Technical Services	2021	122,733	30,000					15,383	168,116
Andrea Young Chief Financial Officer Controller, Treasurer, Secretary	2020	109,817	25,000	-	-	-	-	13,749	148,566
Peter A. Hiltunen Senior Vice President Production Manager	2021	166,522	25,000					19,290	210,812
	2020	163,987	34,800	-	-	-	-	18,922	217,709

(1)

In both 2021 and 2020 under the Company’s 401(k) plan for all its employees, the Company made a contribution of up to 4% of each employee’s salary, matching an employee’s elective deferral of up to 4% of salary. In addition, in 2009 the Company began making a discretionary contribution to all employees’ 401(k) accounts based on a formula that qualifies the 401(k) plan under Internal Revenue Service (“IRS”) Safe Harbor provisions. These amounts represent the Company's contribution for each year. There are no other items included in these amounts.

2021 DIRECTOR COMPENSATION

The following table sets forth for the fiscal year ended December 31, 2021 certain information concerning the compensation paid to directors of the Company who are not “named executive officers” (as such term is defined in Item 402(m)(2) of Regulation S-K):

UNITED-GUARDIAN, INC.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-Equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Lawrence F. Maietta	47,200	-	-	-	-	19,500(1)	66,700
Arthur M. Dresner	51,700	-	-	-	-	-	51,700
Andrew A. Boccone	48,200	-	-	-	-	-	48,200
S. Ari Papoulias	46,200	-	-	-	-	-	46,200

(1)

Consulting fee paid to of PKF O'Connor Davies, LLP, New York, NY, of which Lawrence F. Maietta is a partner, for work performed by Mr. Maietta in connection with his review of the Company’s quarterly and annual financial statements and corporate tax returns.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the shares of the Company's Common Stock, par value $.10 per share (the only class of stock issued and outstanding), owned beneficially by each person who, as of March 1, 2022, is known by the Company to have owned beneficially more than 5% of the outstanding Common Stock. Regarding the shares referenced in footnote (1) below, the beneficial owner has both sole voting power and sole investment power, except for those shares held by his spouse as noted.

Name and Address of Beneficial Owner	Number of Shares Owned	Percent of Class
Ken Globus c/o United-Guardian, Inc. 230 Marcus Blvd., Hauppauge, NY 11788	1,318,053 (1)	28.7%
Dr. Betsee Parker P.O. Box 2198, Middleburg, VA 20118	354,133 (2)	7.7%
Renaissance Technologies LLC 800 Third Avenue, New York, NY 10022	230,263 (3)	5.0%
Mario J. Gabelli One Corporate Center, Rye, NY 10580	256,811 (4)	5.6%

(1)

279,027 shares held directly in his own name, and another 1,039,026 shares held beneficially as follows: 760,000 shares as joint Trustee of the Alfred Globus Testamentary Trust, as to which he has sole voting rights and shared investment power, and 279,026 shares held by his wife.

(2)	As of March 8, 2022, based on information provided to the Company by a representative of Dr. Betsee Parker.

(3)	Based on Schedule 13G/A filed by Renaissance Technologies LLC with the SEC on February 11, 2022

(4)

As of March 3, 2022, based on information provided to the Company by Gabelli. Of this total, 38,000 shares are owned by Gabelli Funds, LLC; 70,511 shares by Teton Advisors, Inc.; and 148,300 shares by GAMCO Asset Management Inc. and GAMCO Investors, Inc. Some of the shares of Common Stock beneficially owned by Mr. Gabelli are also beneficially owned by certain of the other related entities. However, none of such entities individually reported beneficial ownership of shares constituting more than 5% of the outstanding shares of Common Stock of the Company.

UNITED-GUARDIAN, INC.

SECURITY OWNERSHIP OF MANAGEMENT

The following information is furnished with respect to ownership of shares of Common Stock as of March 1, 2022, by each named executive officer, each director (which includes all nominees for director) and by all directors and executive officers of the Company as a group (8 persons). Except as otherwise indicated, the beneficial owner has sole voting and investment power.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Ken Globus	1,318,053	(1)	28.7%
Arthur M. Dresner	12,175		(2)
Lawrence F. Maietta	4,000		(2)
Peter A. Hiltunen	320		(2)
Andrew A. Boccone	0		(2)
S. Ari Papoulias	0		(2)
Andrea Young	0		(2)
Donna Vigilante	0		(2)
All Officers and directors as a group (8 persons)	1,334,548		29.1%

(1)

279,027 shares held directly in his own name, and another 1,039,026 shares held beneficially as follows: 760,000 shares as joint Trustee of the Alfred Globus Testamentary Trust, as to which he has sole voting rights and shared investment power, and 279,026 shares held by his wife.

(2)	Less than one percent (1%)

Item 13. Certain Relationships and Related Transactions, and Director Independence.

RELATED PARTY TRANSACTIONS

The Company has adopted a written policy for the approval of "related party" transactions. Under the policy, related parties are defined to include executive officers and directors of the Company and their immediate family members, a stockholder owning in excess of 5% of the Company, and entities in which any of the foregoing have a substantial ownership interest or control. The policy applies to any transactions that exceed or are expected to exceed $50,000 in a single calendar year.

The policy provides that the Audit Committee will review transactions subject to the policy and decide whether or not to approve or ratify those transactions. In doing so, the Audit Committee will make a determination as to whether the transaction is in the best interests of the Company and its stockholders, taking into account (a) the benefits to the Company and its stockholders; (b) the extent of the related person’s interest in the transaction; (c) whether the transaction is on terms generally available to an unaffiliated third-party under the same or similar circumstances; (d) the impact or potential impact on a director’s independence in the event the related party is a director, an immediate family member of a director, or an entity in which a director is a partner, shareholder or executive officer; and (e) the terms of each transaction. The policy also provides that director and officer compensation that is approved by the Board or the Compensation Committee is exempt from this approval process and will be considered to be pre-approved. The Related Party Transaction Policy can be found on the Company's web site at www.u-g.com.

There were no related party transactions during the fiscal year ended December 31, 2021.

UNITED-GUARDIAN, INC.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been billed by Baker Tilly US, LLP (“Baker Tilly”), the Company’s principal accountants since March 25, 2019, for the quarterly reviews of the Company’s financial statements for the first, second and third quarters of 2020 and the audit of the Company’s financial statements for the 2020 fiscal year were $89,500.

The aggregate fees that have been, or are expected to be, billed by Baker Tilly for the quarterly reviews of the Company’s financial statements for the first, second and third quarters of 2021 and the audit of the Company’s financial statements for the 2021 fiscal year are $90,500.

Audit-Related Fees

During 2021, there were no fees paid to Baker Tilly in connection with the Company's compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

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

All Other Fees

There were no other non-audit-related fees billed to the Company by Baker Tilly in 2021 or 2020.

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

Before the auditors are engaged to provide those services, the President and the Chief Financial Officer will make a recommendation to the Committee regarding each of the services to be performed, including the fees to be charged for such services. At the request of the Committee, the Independent Registered Public Accounting Firm and/or management shall periodically report to the Committee regarding the extent of services being provided by the Independent Registered Public Accounting Firm, and the fees for the services performed to date.

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.

	By:	/s/ Ken Globus
Ken Globus
Date: March 16, 2022		President and Director

UNITED-GUARDIAN, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Ken Globus Ken Globus	President (Principal Executive Officer); General Counsel; Chairman of the Board of Directors	March 16, 2022

By: /s/ Andrea J. Young Andrea J. Young	Chief Financial Officer (Controller, Principal Financial Officer, and Principal Accounting Officer); Treasurer; Secretary	March 16, 2022

By: /s/ Lawrence F. Maietta	Director; Advisor to the Audit Committee	March 16, 2022
Lawrence F. Maietta

By: /s/ Arthur M. Dresner	Director; Chairman of the Audit Committee	March 16, 2022
Arthur M. Dresner

By: /s/ Andrew A. Boccone	Director; Audit Committee member	March 16, 2022
Andrew A. Boccone

By: /s/ S. Ari Papoulias	Director; Audit Committee member	March 16, 2022
S. Ari Papoulias

EXHIBIT INDEX

Exhibit #			Description

2		P*

Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988 (the "1988 10-K").

3	(a)	P*	Certificate of Incorporation of the Company as filed April 22, 1987. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987 (the "1987 8-K").

3	(b)	P*	By-laws of the Company. Incorporated by reference to Exhibit 4.2 to the 1987 8-K.

4	(a)	P*	Specimen Certificate for shares of Common Stock of the Company. Incorporated by reference to Exhibit 4(a) to the 1988 10-K.

10	(a)	P*

Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976. Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979.

*P: Indicates a paper filing

UNITED-GUARDIAN, INC.

10	(b)

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

* Filed herewith

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

(For the years ended

December 31, 2021 and 2020)

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United-Guardian, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

UNITED-GUARDIAN, INC.

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

Uniondale, NY

March 16, 2022

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2021	2020

Net sales	$13,929,629	$10,986,081

Costs and expenses:
Cost of sales	5,747,931	4,872,335
Operating expenses	2,035,970	2,026,368
Research and development	478,642	451,208
Total costs and expenses	8,262,543	7,349,911
Income from operations	5,667,086	3,636,170
Other income:
Investment income	233,857	226,245
Net (loss) gain on marketable securities	(23,018)	298,585
Total other income	210,839	524,830

Income before provision for income taxes	5,877,925	4,161,000

Provision for income taxes	1,219,383	856,022
Net income	$4,658,542	$3,304,978

Earnings per common share (basic and diluted)	$1.01	$0.72

Weighted average shares (basic and diluted)	4,594,319	4,594,319

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$531,213	$591,444
Marketable securities	7,635,463	7,591,381
Accounts receivable, net of allowance for doubtful accounts of $20,252 in 2021 and $14,017 in 2020	1,813,346	1,387,698
Inventories (net)	1,410,789	1,415,773
Prepaid expenses and other current assets	192,579	161,208
Prepaid income taxes	-	99,107

Total current assets	11,583,390	11,246,611

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,605,742	4,516,335
Building and improvements	2,853,718	2,848,585
Total property, plant and equipment	7,528,460	7,433,920

Less accumulated depreciation	6,869,598	6,760,255
Total property, plant, and equipment, net	658,862	673,665

TOTAL ASSETS	$12,242,252	$11,920,276

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2021	2020
Current liabilities:
Accounts payable	$410,894	$31,800
Accrued expenses	1,627,390	1,363,457
Deferred revenue	190,164	-
Income taxes payable	88,738	-
Dividends payable	20,575	19,028
Total current liabilities	2,337,761	1,414,285

Deferred income taxes (net)	83,222	151,684

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2021 and 2020, respectively	459,432	459,432
Retained earnings	9,361,837	9,894,875
Total stockholders’ equity	9,821,269	10,354,307
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,242,252	$11,920,276

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2021 and 2020

	Common stock
	Shares	Amount	Retained earnings	Total

Balance, January 1, 2020	4,594,319	$459,432	$10,173,466	$10,632,898

Net income	-	-	3,304,978	3,304,978

Dividends declared, not paid ($.78 per share)	-	-	(1,138)	(1,138)

Dividends declared and paid ($.78 per share)	-	-	(3,582,431)	(3,582,431)

Balance, December 31, 2020	4,594,319	$459,432	$9,894,875	$10,354,307

Net income	-	-	4,658,542	4,658,542

Dividends declared, not paid ($1.13 per share)	-	-	(1,547)	(1,547)

Dividends declared and paid ($1.13 per share)	-	-	(5,190,033)	(5,190,033)

Balance, December 31, 2021	4,594,319	$459,432	$9,361,837	$9,821,269

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$4,658,542	$3,304,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	145,977	165,261
Gain on sale of asset	(14,799)	-
Net loss (gain) on marketable securities	23,018	(298,585)
Allowance for doubtful accounts	6,235	(7,161)
Deferred income taxes	(68,462)	(235,171)
(Increase) decrease in operating assets:
Accounts receivable	(431,883)	717,874
Inventories	4,984	(198,496)
Prepaid expenses and other current assets	(31,371)	9,258
Prepaid income taxes	99,107	66,193
Increase (decrease) in operating liabilities:
Accounts payable	379,094	(39,585)
Accrued expenses	263,933	234,331
Deferred revenue	190,164	-
Income taxes payable	88,738	-
Dividends payable	-	(124,657)
Net cash provided by operating activities	5,313,277	3,594,240

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(116,375)	(43,395)
Purchases of marketable securities	(4,219,760)	(6,796,409)
Proceeds from sales of marketable securities	4,152,660	6,371,128
Net cash used in investing activities	(183,475)	(468,676)

Cash flows from financing activities:
Dividends paid	(5,190,033)	(3,582,431)
Net cash used in financing activities	(5,190,033)	(3,582,431)

Net decrease in cash and cash equivalents	(60,231)	(456,867)

Cash and cash equivalents, beginning of year	591,444	1,048,311
Cash and cash equivalents, end of year	$531,213	$591,444

Supplemental disclosure of cash flow information

Taxes paid	$1,100,000	$1,025,000

Supplemental disclosure of non-cash items:
Dividends payable	$1,547	$1,138
Trade-in received from sale of asset	$29,000	-

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, Lubrajel® and Renacidin® Irrigation Solution (“Renacidin”) together accounted for approximately 93% and 92% of the Company’s sales for the years ended December 31, 2021 and December 31, 2020, respectively. Lubrajel accounted for approximately 64% and 57% of the Company’s sales for the years ended December 31, 2021 and December 31, 2020, respectively, and Renacidin accounted for approximately 29% and 36% of the Company’s sales for the years ended December 31, 2021 and December 31, 2020, respectively.

Impact of the Coronavirus Pandemic

While the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the substantial impact the pandemic had on Company sales in 2020 significantly lessened in 2021. While the Company believes that sales of its cosmetic ingredients are still being negatively impacted, the sales situation has improved substantially, and the current impact is coming more from increased shipping costs and higher raw material costs, which may have some future impact on the Company’s profit margins in upcoming quarters. It has also been more difficult to ship the Company’s products due to a shortage of truck drivers and trucks, which has meant some delays on having orders picked up, even though the Company’s products are available to ship. The shortage of truck drivers and trucks is expected to continue in 2022. The Company is minimizing the impact on customers by making them aware of the longer lead times that may be needed due to the trucking issue.

Sales of the Company’s non-pharmaceutical medical products (“medical products”) had also been negatively impacted by the pandemic in 2020, but those impacts lessened as well in 2021. Sales of the Company’s pharmaceutical products were not impacted by the pandemic in 2020 or in 2021.

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

UNITED-GUARDIAN, INC.

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

Accounts Receivable and Reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The reserve for accounts receivable comprises the allowance for doubtful accounts. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating this reserve, including historical data, experience, customer types and credit worthiness, and economic trends. At December 31, 2021 and 2020, the allowance for doubtful accounts receivable amounted to $20,252 and $14,017, respectively. From time to time, the Company adjusts its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

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

During 2021 and 2020, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell its product at a discounted price. In addition, during 2020, the Company also participated in the Medicaid Drug Rebate Program (MDRP), which required the Company to pay a significant rebate to the various states where Renacidin was provided to Medicaid patients, as well as the Section 340B Drug Pricing Program (340B), which required the Company to sell their product at a deeply discounted price. Due to the overly burdensome nature of the Medicaid rebates, and the deeply discounted pricing associated with the 340B Program, the Company terminated its participation in the MDRP and the 340B Programs, effective December 31, 2020. The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

UNITED-GUARDIAN, INC.

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

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s cosmetic products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical medical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product cannot be sold because it is too close to its expiration date; or (d) the product has expired (but it is not more than one year after the expiration date). This return policy conforms to standard pharmaceutical industry practice. The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At December 31, 2021 and 2020, the Company had an allowance of $313,904 and $302,715 respectively, for possible outdated material returns, which is included in accrued expenses. The Company has not experienced significant fluctuations between estimated allowances and actual activity.

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

At December 31, 2021, the Company recorded an advance payment from one of its customers in the amount of $190,164, which is included within the deferred revenue on the balance sheet. The related performance obligation associated with this payment had not been satisfied as of the balance sheet date and is expected to be fulfilled within the first two quarters of 2022.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitles those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

UNITED-GUARDIAN, INC.

Disaggregated net sales by product class is as follows:

	Years ended December 31,
	2021	2020
Cosmetic ingredients	$6,872,714	$4,274,586
Pharmaceuticals	4,735,324	4,519,052
Medical products	2,171,204	2,052,961
Industrial and other	150,387	139,482
Total Net Sales	$13,929,629	$10,986,081

The Company’s cosmetic ingredients are currently marketed worldwide by five marketing partners, of which United States (“U.S.”)-based ASI purchases the largest volume. For the years ended December 31, 2021 and 2020, approximately 20% of the Company’s sales were to (a) its foreign-based marketing partners (which does not include ASI), which marketed and distributed the Company’s cosmetic ingredients to customers outside the U.S, and (b) a few foreign customers for the Company’s medical products.

Disaggregated sales by geographic region are as follows:

	Years ended December 31,
	2021	2020
United States*	$11,159,341	$8,796,221
Other countries	2,770,288	2,189,860
Net Sales	$13,929,629	$10,986,081

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 74% of ASI’s sales in 2021 were to customers in foreign countries, compared to 68% in 2020. ASI’s largest foreign market in both 2021 and 2020 was China, which accounted for approximately 41% of ASI’s sales in 2021 and 34% of sales in 2020.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2021, approximately $410,000 exceeded the FDIC limit.

Dividends

On May 18, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.48 per share, which was paid on June 7, 2021 to all stockholders of record as of May 31, 2021. On November 16, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.65 per share which was paid on December 7, 2021 to all stockholders of record as of November 29, 2021. In 2021, the Company declared a total of $5,191,580 in dividends, of which $5,190,033 was paid. The balance of $1,547 is payable to stockholders whose old Guardian shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

UNITED-GUARDIAN, INC.

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

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2021 and 2020, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

UNITED-GUARDIAN, INC.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2021 and 2020.

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

For the year ended December 31, 2021, four of the Company’s distributors and marketing partners accounted for approximately 75% of the Company’s gross sales during the year and approximately 80% of its outstanding accounts receivable at December 31, 2021. For the year ended December 31, 2020, the same four distributors and marketing partners accounted for a total of approximately 72% of the Company’s gross sales during the year and 67% of its outstanding accounts receivable at December 31, 2020.

Vendor Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. The Company experienced a temporary supply issue related to one of its raw materials that was caused by a temporary disruption at the vendor’s manufacturing facility. As a result, the Company located and is in the process of qualifying a second vendor for that material. The company does not expect this issue to impact manufacturing of the product in which this raw material is used. The Company has, however, experienced longer lead times due to shipping delays related to the pandemic. The Company has six major raw material vendors that collectively accounted for approximately 94% and 88% of the raw material purchases by the Company in 2021 and 2020, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2021 and 2020, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2021 and 2020, the Company did not record any tax-related interest or penalties. The Company’s tax returns for 2018 and all subsequent years are subject to examination by the United States Internal Revenue Service and by the State of New York.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, and equipment depreciation.

Shipping and Handling Expenses

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $82,000 and $81,000 for the years ended December 31, 2021 and 2020, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended December 31, 2021 and 2020, the Company incurred approximately $31,000 and $27,000, respectively, in advertising expense, which primarily relates to the internet marketing of Renacidin, one of the Company’s pharmaceutical products.

Earnings Per Share Information

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would include the dilutive effect of outstanding stock options, if any.

New Accounting Standards

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, “Simplifying the Accounting for Income Taxes.” This standard modified ASU 740 and simplifies the accounting for income taxes. The Company determined that these modifications did not have an impact on its financial statements.

UNITED-GUARDIAN, INC.

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

NOTE B - MARKETABLE SECURITIES

Marketable securities include investments in fixed income and equity mutual funds with maturities greater than 3 months, which are reported at their fair values.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the years ended December 31, 2021 and 2020 are as follows:

	Years ended December 31,
	2021	2020
Net (loss) gain recognized during the year on marketable securities	$(23,018)	$298,585
Less: Net gains realized during the year on marketable securities sold during the period	(111,917)	(415,595)
Net unrealized loss recognized during the reporting year on marketable securities still held at the reporting date	$(134,935)	$(117,010)

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

UNITED-GUARDIAN, INC.

December 31, 2021

	Cost	Fair Value	Unrealized Gain
Equity Securities
Fixed income mutual funds	$6,814,420	$6,873,333	$58,913
Equity and other mutual funds	651,748	762,130	110,382
Total equity securities
Total marketable securities	$7,466,168	$7,635,463	$169,295

December 31, 2020

	Cost	Fair Value	Unrealized Gain
Equity Securities
Fixed income mutual funds	$6,703,107	$6,907,270	$204,163
Equity and other mutual funds	584,044	684,111	100,067
Total equity securities	7,287,151	7,591,381	304,230
Total marketable securities	$7,287,151	$7,591,381	$304,230

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $4,152,660 for the year ended December 31, 2021, which included realized gains of $111,917. Proceeds from the sale and redemption of marketable securities for the year ended December 31, 2020 amounted to $6,371,128, which included realized gains of $415,595.

NOTE C – INVENTORIES

Inventories consist of the following:

	December 31,
	2021	2020
Raw materials	$494,348	$415,415
Work in process	119,069	59,258
Finished products	797,372	941,100
Total Inventories	$1,410,789	$1,415,773

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories at December 31, 2021 and December 31, 2020 are net of a reserve of $35,000. As of the date of this report, the COVID-19 pandemic has not adversely affected the valuation of the Company’s finished products, work in process or raw material inventories.

UNITED-GUARDIAN, INC.

NOTE D – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2021	2020
Federal	$1,287,749	$1,091,148
State	96	45
Total current provision for income taxes	1,287,845	1,091,193

Deferred
Federal	(68,462)	(235,171)
State	-	-
Total deferred benefit from income taxes	(68,462)	(235,171)
Total provision for income taxes	$1,219,383	$856,022

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2021		2020
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate	$1,234,364	21.0%	$873,810	21.0%
Research & development credits	(10,000)	(0.2)	(10,000)	(0.2)
Non-taxable dividends	(2,923)	(0.1)	(2,940)	(0.1)
Other, net	(2,058)	-	(4,848)	(0.1)
Provision for income taxes	$1,219,383	20.7%	$856,022	20.6%

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred tax assets
Allowance for doubtful accounts	$4,253	$2,944
Inventories	7,350	7,350
Accounts payable	86,288	6,678
Accrued expenses	339,884	284,145
Total deferred tax assets	$437,775	$301,117
Deferred tax liabilities
Accounts receivable	(385,056)	(294,360)
Prepaid expenses	(38,918)	(33,829)
Depreciation on property, plant and equipment	(61,471)	(60,724)
Unrealized gain on marketable securities	(35,552)	(63,888)
Total deferred tax liabilities	(520,997)	(452,801)
Net deferred tax liability	$(83,222)	$(151,684)

UNITED-GUARDIAN, INC.

NOTE E - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions immediately. Company 401(k) matching contributions were approximately $80,000 and $83,000 for the years ended December 31, 2021 and 2020, respectively.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the years ended December 31, 2021 and 2020, the Company’s Board of Directors authorized discretionary contributions in the amount of $109,000 and $130,000, respectively, to be allocated among all eligible employees. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The discretionary contribution for 2021 will be paid in January 2022 and is included in accrued expenses at December 31, 2021.

NOTE F - GEOGRAPHIC and OTHER INFORMATION

Through its Guardian Laboratories division, the Company conducts research, product development, manufacturing, and marketing of cosmetic ingredients, personal and health care products, pharmaceuticals, non-pharmaceutical medical products, and proprietary specialty industrial products. All the products that the Company markets, exception for Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer. The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company’s products. Many of the cosmetic ingredients manufactured by the Company, particularly its Lubrajel line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical products, and industrial products. Each product category is marketed differently. The cosmetic ingredients are marketed through a global network of marketing partners and distributors. These marketing partners purchase product outright from the Company and provide the marketing functions for these products on behalf of the Company. They in turn receive their compensation for those efforts by re-selling those products at a markup to their customers. This enables the Company to aggressively have its products marketed without the high cost of maintaining its own in-house marketing staff. The Company has written marketing arrangements with only one of its global distributors, ASI, and that contract renews every two years unless cancelled for any reason by either party at least 60 days prior to the expiration of the two-year marketing period in effect at that time. The current marketing period with ASI ends on December 31, 2023. The Company’s other marketing partners are not under any contractual obligation to market the Company’s cosmetic ingredients, and the Company has the ability to cancel those marketing arrangements at any time upon reasonable notice. All sales of the Company’s cosmetic ingredients are final other than product later determined to be defective, and the Company does not make any sales on consignment.

UNITED-GUARDIAN, INC.

No prior regulatory approval is needed by the Company to sell any products other than its pharmaceutical products. The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

The pharmaceutical products are two urological products that are sold to end users primarily through distribution agreements with the major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. The Company’s marketing effort for Renacidin, its most important drug product, centers around a separate Renacidin website, along with internet advertising using Google ads. There is currently no active marketing effort for Clorpactin. Both of these products were originally developed in the 1950s. Clorpactin pre-dated the need for a formal New Drug Application (“NDA”), and the current sterile liquid form of Renacidin is marketed under an NDA that was approved by the FDA in 1990.

The medical products are not pharmaceutical products. They consist primarily of water-based lubricating gels, which are marketed by the Company directly to manufacturers that incorporate them into urologic catheters and other medical devices and products that they sell. These products are distinguished from the pharmaceutical products in that, unlike the pharmaceutical products, the Company is not required to obtain regulatory approval prior to marketing them. Approvals are the responsibility of the company that markets the products in which the Company’s products are used, which are typically classified as medical devices. However, the Company is responsible for manufacturing these products in accordance with current Good Manufacturing Practices for medical devices, and its manufacturing facility is subject to regular FDA oversight.

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

(a)	Net Sales

	Years ended December 31,
	2021	2020
Cosmetic Ingredients	$6,872,714	$4,283,052
Pharmaceuticals	5,748,244	5,959,705
Medical Products	2,175,822	2,054,093
Industrial and other	150,387	139,482
Gross Sales	14,947,167	12,436,332
Less: Discounts and allowances	(1,017,538)	(1,450,251)
Net Sales	$13,929,629	$10,986,081

UNITED-GUARDIAN, INC.

(b)	Geographic Information

	Years ended December 31, .
	2021	2020
United States	$11,159,341	$8,796,221
Other countries	2,770,288	2,189,860
Net Sales	$13,929,629	$10,986,081

(c)	Gross Sales to Major Customers

	Years ended December 31,
	2021	2020
Customer A	$5,641,279	$3,236,113
Customer B	2,526,869	2,796,310
Customer C	1,522,882	1,485,288
Customer D	1,488,301	1,434,097
All other customers	3,767,836	3,484,524
Total Gross Sales	$14,947,167	$12,436,332

NOTE G - ACCRUED EXPENSES

Accrued expenses at December 31, 2021 and 2020 consist of:

	2021	2020
Bonuses	$348,000	$210,000
Distribution fees	359,550	325,792
Payroll and related expenses	292,560	245,521
Company 401(k) contribution	109,000	-
Annual report expenses	64,038	63,432
Audit fee	61,500	50,500
Reserve for outdated material	313,904	302,713
Sales rebates	56,857	149,346
Other	21,981	16,153
Total accrued expenses	$1,627,390	$1,363,457

NOTE H - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2021, the Company had a number of unconverted Guardian shares that would convert to approximately 1,369 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. The Company’s transfer agent continues to try to locate the holders of those shares in anticipation of escheating them to the appropriate state jurisdictions. The Company is currently accruing dividends on the 1,369 shares that have not yet been exchanged or designated for escheatment as of December 31, 2021, and the Company will continue to do so as dividends are declared.

During the third quarter of 2020, the Company paid approximately $124,041 to its transfer agent, which represented accrued dividends on unconverted Guardian shares. This payment was made to facilitate the conversion of those shares to United-Guardian, Inc. shares, and the subsequent escheatment of those shares to the appropriate state jurisdictions.

UNITED-GUARDIAN, INC.

NOTE I - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2021, the Company paid PKF O’Connor Davies $19,500 for accounting and tax services. During the year ended December 31, 2020, the Company paid Bonamassa, Maietta, and Cartelli, LLP (now part of PKF O’Connor Davies), $16,250 for accounting and tax services. Lawrence Maietta, a partner at PKF O’Connor Davies, is a director of the Company.

NOTE J – SUBSEQUENT EVENTS

On January 25, 2022, the Company announced that its Board of Directors had launched a formal review process to explore strategic alternatives. The purpose of the review is to ensure that value is being maximized for shareholders, and that the Company has sufficient scale and financial resources to take advantage of potential growth opportunities available. These alternatives could include, among others, an outright sale of the Company, possible joint ventures, strategic partnerships or alliances, or other possible transactions.

In furtherance of this goal, the Company retained Capstone Partners, a Denver- and Boston-based financial advisory and investment banking company to assist it with this endeavor. The Company paid a non-refundable fee of $75,000 to Capstone in connection with the work they would be performing on behalf of the Company. The Company also retained the Denver-based law firm of Brownstein Hyatt Farber Schreck, LLP to assist with the legal aspects of any possible transactions that might result from the efforts of Capstone.