Form 10-Q
period 2022-03-31
UNITED GUARDIAN INC
filed 2022-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

COMMISSION FILE NUMBER: 1-10526

UNITED-GUARDIAN, INC..

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 2, 2022, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2022	2021

Net Sales	$3,892,358	$3,430,868

Costs and expenses:
Cost of sales	1,710,117	1,361,013
Operating expenses	546,749	457,127
Research and development	131,666	88,286
Total costs and expenses	2,388,532	1,906,426
Income from operations	1,503,826	1,524,442

Other (expense) income:
Investment income	40,550	39,760
Net loss on marketable securities	(393,660)	(72,047)
Total other (expense) income	(353,110)	(32,287)
Income before provision for income taxes	1,150,716	1,492,155

Provision for income taxes	239,251	310,953

Net income	$911,465	$1,181,202

Earnings per common share (basic and diluted)	$0.20	$0.26

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2022	2021
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$511,500	$531,213
Marketable securities	7,284,091	7,635,463
Accounts receivable, net of allowance for doubtful accounts of $27,055 at March 31, 2022 and $20,252 at December 31, 2021	2,550,822	1,813,346
Inventories (net)	1,497,640	1,410,789
Prepaid expenses and other current assets	255,922	192,579
Prepaid income taxes	211,666	---
Total current assets	12,311,641	11,583,390

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,610,582	4,605,742
Building and improvements	2,853,718	2,853,718
Total property, plant and equipment	7,533,300	7,528,460
Less: accumulated depreciation	6,903,854	6,869,598
Total property, plant and equipment (net)	629,446	658,862

TOTAL ASSETS	$12,941,087	$12,242,252

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2022	2021
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$367,815	$410,894
Accrued expenses	1,533,532	1,627,390
Deferred revenue	88,554	190,164
Income taxes payable	---	88,738
Dividends payable	20,575	20,575
Total current liabilities	2,010,476	2,337,761

Deferred income taxes (net)	197,877	83,222

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2022 and December 31, 2021	459,432	459,432
Retained earnings	10,273,302	9,361,837
Total stockholders’ equity	10,732,734	9,821,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,941,087	$12,242,252

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2022	4,594,319	$459,432	$9,361,837	$9,821,269
Net income	---	---	911,465	911,465
Balance, March 31, 2022	4,594,319	$459,432	$10,273,302	$10,732,734

THREE MONTHS ENDED MARCH 31, 2021

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2021	4,594,319	$459,432	$9,894,875	$10,354,307
Net income	---	---	1,181,202	1,181,202
Balance, March 31, 2021	4,594,319	$459,432	$11,076,077	$11,535,509

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2022	2021
Cash flows from operating activities:
Net income	$911,465	$1,181,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,256	34,900
Net loss on marketable securities	393,660	72,047
Bad debt expense	6,803	5,275
Deferred income taxes	114,655	61,993
(Increase) decrease in operating assets:
Accounts receivable	(744,279)	(521,314)
Inventories	(86,851)	82,938
Prepaid expenses and other current assets	(63,343)	(132,389)
Prepaid income taxes	(211,666)	48,960
(Decrease) increase in operating liabilities:
Accounts payable	(43,079)	25,904
Accrued expenses and other current liabilities	(93,858)	130,690
Deferred revenue	(101,610)
Income taxes payable	(88,738)	---
Net cash provided by operating activities	27,415	990,206

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(4,840)	(28,156)
Purchase of marketable securities	(42,288)	(691,445)
Net cash used in investing activities	(47,128)	(719,601)

Net (decrease) increase in cash and cash equivalents	(19,713)	270,605
Cash and cash equivalents at beginning of period	531,213	591,444
Cash and cash equivalents at end of period	$511,500	$862,049

Supplemental disclosure of cash flow information
Taxes paid	$425,000	$200,000

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

2.       Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three months ended March 31, 2022 (also referred to as the “first quarter of 2022”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2022. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

3.       Impact of the Coronavirus (COVID-19)

While the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the substantial impact the pandemic had on Company sales in 2020 significantly lessened during 2021 and in the first quarter of 2022. While the Company believes that sales of its cosmetic ingredients have rebounded to pre-pandemic levels, the current impact on the Company’s financial performance is coming more from increased shipping costs and higher raw material costs, which may have some future impact on the Company’s profit margins in upcoming quarters. In addition, during 2021 and the first quarter of 2022, it was more difficult to ship the Company’s products due to a shortage of truck drivers and limited availability of shipping vessels. This created some delays in having orders picked up, even though the Company’s products were available to ship. At March 31, 2022, the Company had approximately $240,000 worth of medical products ready to ship, but were unable to do so due to a lack of vessel availability. The shortage of truck drivers and shipping vessels is expected to continue well into 2022 but is also expected to improve as the as the year progresses and the impact of the pandemic lessens globally. The Company has been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

Sales of the Company’s non-pharmaceutical medical products (“medical products”) had also been negatively impacted by the pandemic in 2020, but those impacts lessened in 2021 and in the first quarter of 2022. Sales of the Company’s pharmaceutical products have not been impacted by the pandemic.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, but it has made some of those materials more expensive and created longer lead times for some of them. The increased cost of some of these raw materials has impacted the Company’s gross profit margins in the first quarter of 2022 and may continue to impact the gross profit margins in the future on certain products. In response to the rising raw material prices, the Company has instituted price increases on many of its products, which will reduce the impact on the Company’s gross margins in the future.

As a result of the lingering effects of the coronavirus pandemic as described above, there continues to be uncertainty in regard to the future potential impact of the pandemic on the Company’s operations or financial results. While the impact on the Company’s’ sales lessened considerably in 2021 and in the first quarter of 2022, the Company believes that it is still unable to provide an accurate estimate or projection as to what the future impact of the pandemic will be on the Company’s future operations or financial results. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic.

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

5.       Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2022, approximately $274,000 exceeded the FDIC limit, compared with $410,000 at December 31, 2021.

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

The Company’s sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period that the revenues are recognized. Such deductions, primarily related to sales of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with the Company’s participation in Medicare programs , distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2022 and 2021, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell its product at a discounted price. The Company’s sales, as reported, are net of these product rebates and discounts, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of March 31, 2022 and December 31, 2021, the allowance for doubtful accounts receivable was $27,055 and $20,252, respectively. Prompt pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to distribution and service-related fees. The Company records distribution fees and estimates distribution fees as offsets to revenue.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2022	2021
Cosmetic ingredients	$2,077,916	$1,630,597
Pharmaceutical	1,225,212	1,143,307
Medical	557,795	616,026
Industrial and other	31,435	40,938
Net Sales	$3,892,358	$3,430,868

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 21% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2022, compared with approximately 22% in the first quarter of 2021.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2022	2021
United States*	$3,079,896	$2,671,387
Other countries	812,462	759,481
Net Sales	$3,892,358	$3,430,868

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that in the first quarter of 2022, approximately 71% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 40% of ASI’s sales of the Company’s products. In the first quarter of 2021, approximately 67% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 36% of ASI’s sales of the Company’s products.

7.       Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds which are reported at their fair values.

The disaggregated net gains and losses on the marketable securities recognized in the statements of income for the three months ended March 31, 2022 and 2021 are as follows:

	Three months ended March 31,
	2022	2021
Net loss recognized during the period on marketable securities	$(393,660)	$(72,047)
Less: Net gains (losses) realized on marketable securities sold during the period	---	---
Net unrealized loss recognized during the reporting period on marketable securities still held at the reporting date	$(393,660)	$(72,047)

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2022 (unaudited)

	Cost	Fair Value	Unrealized (Loss) Gain
Equity Securities
Fixed-income mutual funds	$6,853,475	$6,539,521	$(313,954)
Equity and other mutual funds	654,981	744,570	89,589
Total equity securities	7,508,456	7,284,091	(224,365)
Total marketable securities	$7,508,456	$7,284,091	$(224,365)

December 31, 2021 (audited)

	Cost	Fair Value	Unrealized Gain
Equity Securities
Fixed-income mutual funds	$6,814,420	$6,873,333	$58,913
Equity and other mutual funds	651,748	762,130	110,382
Total equity securities	7,466,168	7,635,463	169,295
Total marketable securities	$7,466,168	$7,635,463	$169,295

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

There were no proceeds from the redemption of marketable securities in the first quarter of 2022 or 2021.

8.       Inventories

	March 31,	December 31,
	2022	2021
Inventories consist of the following:	(Unaudited)	(Audited)
Raw materials	$639,385	$494,348
Work in process	136,872	119,069
Finished products	721,383	797,372
Total inventories	$1,497,640	$1,410,789

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2022 and December 31, 2021 are stated net of a reserve of $35,000 for slow-moving and obsolete inventory.

9.       Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of March 31, 2022 and December 31, 2021, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 31 comprises the following:

	Three months ended March 31
	2022	2021

Provision for federal income taxes – current	$124,496	$248,860
Provision for state income taxes – current	100	100
Provision for federal income taxes – deferred	114,655	61,993
Total provision for income taxes	$239,251	$310,953

10.     Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $27,250 in contributions to the DC Plan for the three months ended March 31, 2022, and $32,500 for the three months ended March 31, 2021. In the first quarter of 2022, the Company made discretionary contributions of $109,000 to the DC Plan. This payment represented the Company’s 2021 discretionary contribution. In the first quarter of 2021, the Company did not make any discretionary contributions to the DC Plan, as that contribution was made in the fourth quarter of 2020.

11.     Other Information

Accrued expenses:

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
Bonuses	$491,397	$348,000
Distribution fees	361,936	359,550
Payroll and related expenses	246,128	292,560
Reserve for outdated material	317,105	313,904
Audit fee	23,750	61,500
Annual report expenses	32,206	64,038
Company 401K contribution	27,250	109,000
Sales rebates	8,000	56,857
Other	25,760	21,981
Total accrued expenses	$1,533,532	$1,627,390

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

For the three months ended March 31, 2022, three of the Company’s pharmaceutical distributors and one of its cosmetic ingredients marketing partners together accounted for 79% of the Company’s net sales, and 78% of its outstanding accounts receivable at March 31, 2022. During the three months ended March 31, 2021, the same three distributors and marketing partner together were responsible for a total of approximately 77% of the Company’s net sales. They also accounted for 67% of the Company’s outstanding accounts receivable at March 31, 2021.

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

Basic and diluted earnings per share amounted to $0.20 and $0.26 for the three months ended March 31, 2022 and 2021, respectively.

15.     Subsequent Events

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

In furtherance of this goal, the Company retained Capstone Partners, a Denver- and Boston-based financial advisory and investment banking company to assist it with this endeavor. The Company paid a non-refundable fee of $75,000 to Capstone in connection with the work it would be performing on behalf of the Company. The Company also retained the Denver-based law firm of Brownstein Hyatt Farber Schreck, LLP to assist with the legal aspects of any possible transactions that might result from the efforts of Capstone.

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Statements made in this Form 10-Q which are not purely historical are forward-looking statements with respect to the goals, plans, objectives, intentions, expectations, financial condition, results of operations, future performance, and business of the Company. Forward-looking statements may be identified using such words as “believes,” “may,” “will,” “should,” “intends,” “plans,” “estimates,” or “anticipates” or other similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company’s reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company’s products; lack of market acceptance of the Company’s products; the Company’s ability to develop new products; general economic or industry conditions; changes in intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company’s ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company’s operations, products, services, and prices.

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

As discussed in Note 3 above, while the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the substantial impact the pandemic had on Company sales in 2020 significantly lessened during 2021 and in the first quarter of 2022. While the Company believes that sales of its cosmetic ingredients have rebounded to pre-pandemic levels, the current financial impact is coming more from increased shipping costs and higher raw material costs, which may have some future impact on the Company’s profit margins in upcoming quarters. In addition, during 2021 and the first quarter of 2022, it was more difficult to ship the Company’s products due to a shortage of truck drivers and limited availability of shipping vessels. This created some delays in having orders picked up, even though the Company’s products were available to ship. At March 31, 2022, the Company had approximately $240,000 worth of its medical products ready to ship, but were unable to do so due to lack of vessel availability. The shortage of truck drivers and shipping vessels is expected to continue well into 2022 but is also expected to improve as the year progresses and the impact of the pandemic lessens globally. The Company has been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

Sales of the Company’s non-pharmaceutical medical products (“medical products”) had also been negatively impacted by the pandemic in 2020, but those impacts lessened in 2021 and in the first quarter of 2022. Sales of the Company’s pharmaceutical products have not been impacted by the pandemic.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, but it has made some of those materials more expensive and created longer lead times for some of them. The increased costs of some of these raw materials has impacted the Company’s gross profit margins in the first quarter of 2022 and may continue to impact the gross profit margins in the future on certain products. In response to the rising raw material prices, the Company has instituted price increases on many of its products and hopes to minimize the impact on the gross margins in the future.

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

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues, and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2021, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2021, and a comparison of the results of operations for the three months ended March 31, 2022 and March 31, 2021. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2022 increased by $461,490 (approximately 13%) as compared with the first quarter of 2021. The increase in sales for the first quarter of 2022 was primarily attributable to an increase in sales of the Company’s cosmetic ingredients and pharmaceutical products, which was partially offset by a decrease in sales of the Company’s medical and industrial products. The changes in the sales of the products in the Company’s different products lines were as follows:

(a)

Cosmetic Ingredients: Sales of the Company’s cosmetic ingredients increased by $447,319 (approximately 27%) in the first quarter of 2022 compared with the same period in 2021. The increase was primarily attributable to an increase in purchases of the Company’s cosmetic ingredients by ASI, whose purchases increased by $381,915 (approximately 29%) compared with the same period in 2021, In addition, sales to the Company’s four other marketing partners increased by a net of $80,598 (approximately 27%), while sales to three direct cosmetic ingredient customers in the United States decreased by $15,194 (approximately 87%).

The increase in sales attributable to the Company’s four other marketing partners was primarily due to significant sales increases to the Company’s marketing partners in France and Germany, both of whose sales increased over 100% compared with the same period in 2021. The Company believes this increase was due to improving global economic conditions.

Based on information received from ASI, the Company believes that the increase in sales to ASI was primarily due to increased demand for the Company’s Lubrajel products in China.

Since the Company’s cosmetic ingredients are marketed globally by its marketing partners in many different countries, and since the virus continues to impact countries at different times and to very different extents, it is difficult to project the future impact of the coronavirus pandemic on the Company’s global cosmetic ingredient sales. However, based on sales in the first quarter of 2022, the Company believes that sales of its cosmetic ingredients have significantly improved and will continue to improve during 2022 as long as the global pandemic situation continues to improve.

In addition to the impact of the pandemic on sales of the Company’s cosmetic ingredients, there also continues to be significant global competition from Asian and European competitors selling products that are chemically similar to, and competitive with, those sold by the Company, some of which are marketed at lower prices than the products manufactured by the Company. The Company continues to work closely with its marketing partners to price its products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and bring in new customers. However, the Company expects the Asian and European markets to remain very competitive based on the continuing competition from lower-cost competitors, and for that reason it is concentrating its research and development (“R&D”) efforts on developing new and unique products that other companies do not have.

(b)

Pharmaceutical Products: Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin®, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates, and allowances). Net sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, together increased from $1,143,307 in the first quarter of 2021 to $1,225,212 in the first quarter of 2022, (approximately 7%). Gross sales of both products increased from $1,383,594 in the first quarter of 2021 to $1,433,877 in the first quarter of 2022 (approximately 4%).

The difference in the net sales increase compared with the gross sales increase for these products is due to a combination of an increase in gross sales of those products, combined with a decrease in pharmaceutical sales allowances of $31,621 (approximately 13%), compared with the same period in 2021. The decrease in sales allowances was primarily due to a decrease in VA chargebacks.

(c)

Medical Products: Sales of the Company’s non-pharmaceutical medical products decreased by $58,231 (approximately 9%) for the first quarter of 2022 when compared with the same period in 2021. The decrease was primarily due to the inability of certain foreign customers to secure vessels to transport the Company’s products. At March 31, 2022, customer orders totaling approximately $240,000 were ready to ship, but there were delays in having these orders picked up from the Company’s facility due to the difficulty customers were having securing transport vessels. The Company has, in fact, seen an increase in medical product orders from its customers in both China and India, and is hopeful that the steady increase will continue throughout the year.

(d)

Specialty Industrial Products:  Sales of the Company’s specialty industrial products, as well as other miscellaneous products, decreased by $9,503 (approximately 23%) for the first quarter of 2022 compared with the same period in 2021. The decrease was primarily due to the loss of one of the Company’s larger domestic customers due to a reformulation of one of that customer’s products.

Cost of Sales

Cost of sales as a percentage of net sales increased to approximately 44% for the first quarter of 2022, up from approximately 40% for the first quarter in 2021. The increase was primarily the result of an increase in the price of some of the Company’s raw materials. The Company has experienced increased raw material costs over the past year; however, it has been able to lock in pricing on crucial raw materials and has also seen prices start to decline on certain products compared to prices last year. In addition, in the first quarter of 2021, the Company recorded a one-time employee-retention credit from the Internal Revenue Service, which offset and reduced some labor costs in that quarter.

In an effort to offset rising raw material costs, the Company instituted price increases on most of its products, some of which took effect in the latter part of 2021, while others took effect at the beginning of the second quarter of 2022.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, increased by $89,622 (approximately 20%) for the first quarter of 2022 compared with the first quarter of 2021. The increase was mainly due to the Company recording a one-time employee retention credit in the first quarter of 2021, combined with an increase in payroll, payroll related costs and consulting fees in the first quarter of 2022.

Research and Development Expenses

R&D expenses increased by $43,380 (approximately 49%) for the first quarter of 2022 compared with the first quarter of 2021. The increase was primarily due to an increase in payroll and payroll related costs combined with the fact that in the first quarter of 2021 the Company recorded a one-time employee-retention credit that reduced its payroll and payroll related costs in that quarter.

Investment Income

Investment income increased by $790 (approximately 2%) for the first quarter of 2022 compared with the first quarter of 2021.

Net Loss on Marketable Securities

The net loss on marketable securities increased by $321,613 (approximately 446%) for the first quarter of 2022 compared with the first quarter of 2021. Approximately 90% of the Company’s marketable securities portfolio is composed of fixed income mutual funds. The Company intentionally weighted its portfolio as such in an effort to minimize significant stock market fluctuations. However, given the current inflationary environment and the rise of interest rates, management believes that the decrease in the market value of the Company’s fixed income mutual funds will be temporary. The Company’s management and Board of Directors are continuing to closely monitor the Company's investment portfolio and will make any adjustments they believe may be necessary or appropriate in order to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2022 and 2021, and is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $1,055,536 to $10,301,165 at March 31, 2022, up from $9,245,629 at December 31, 2021. The current ratio increased to 6.1 to 1 at March 31, 2022, up from 5.0 to 1 at December 31, 2021. The increases in working capital and the current ratio were primarily due to an increase accounts receivable and prepaid income taxes.

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

The Company generated cash from operations of $27,415 and $990,206 for the three months ended March 31, 2022 and March 31, 2021, respectively. The decrease was due primarily to an increase in accounts receivable and prepaid income taxes.

Cash used in investing activities for the three months ended March 31, 2022 was $47,128 compared with $719,601 for the three months ended March 31, 2021. The decrease was primarily due to a decrease in purchases of marketable securities in the first quarter of 2022.

There was no cash used in financing activities for the first quarters of 2022 and 2021.

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

ITEM 1.         LEGAL PROCEEDINGS

None

ITEM 1A.      RISK FACTORS

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.         MINE SAFETY DISCLOSURES

None

ITEM 5.         OTHER INFORMATION

None

ITEM 6.         EXHIBITS

31.1	Certification of Ken Globus, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.

(Registrant)

By:	/S/ KEN GLOBUS	By:	/S/ ANDREA YOUNG
	Ken Globus		Andrea Young
	President		Chief Financial Officer

Date: May 10, 2022