Form 10-Q
period 2022-06-30
UNITED GUARDIAN INC
filed 2022-08-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 1, 2022, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

PageNo.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021

Net sales	$3,626,177	$3,657,978	$7,518,535	$7,088,846

Costs and expenses:
Cost of sales	1,693,753	1,499,390	3,403,870	2,860,403
Operating expenses	620,229	513,012	1,166,978	970,139
Research and development expense	112,266	130,025	243,932	218,311
Total costs and expenses	2,426,248	2,142,427	4,814,780	4,048,853
Income from operations	1,199,929	1,515,551	2,703,755	3,039,993

Other (expense) income:
Investment income	58,860	45,640	99,410	85,400
Net (loss) gain on marketable securities	(460,278)	137,574	(853,938)	65,527
Total other (expense) income	(401,418)	183,214	(754,528)	150,927
Income before provision for income taxes	798,511	1,698,765	1,949,227	3,190,920

Provision for income taxes	165,187	354,241	404,438	665,194
Net income	$633,324	$1,344,524	$1,544,789	$2,525,726

Earnings per common share (basic and diluted)	$0.14	$0.29	$0.34	$0.55

Weighted average shares (basic and diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2022	2021
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$355,572	$531,213
Marketable securities	6,410,082	7,635,463
Accounts receivable, net of allowance for doubtful accounts of $28,398 at June 30, 2022 and $20,252 December 31, 2021	2,106,537	1,813,346
Inventories, net	1,728,204	1,410,789
Prepaid expenses and other current assets	247,001	192,579
Prepaid income taxes	231,405	---
Total current assets	11,078,801	11,583,390

Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,610,582	4,605,742
Building and improvements	2,861,171	2,853,718
Total property, plant, and equipment	7,540,753	7,528,460
Less: Accumulated depreciation	6,938,109	6,869,598
Total property, plant, and equipment, net	602,644	658,862
TOTAL ASSETS	$11,681,445	$12,242,252

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2022	2021
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$416,442	$410,894
Accrued expenses and other current liabilities	1,545,858	1,627,390
Deferred revenue	---	190,164
Income taxes payable	---	88,738
Dividends payable	21,082	20,575
Total current liabilities	1,983,382	2,337,761

Deferred income taxes, net	31,903	83,222

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	459,432	459,432
Retained earnings	9,206,728	9,361,837
Total stockholders’ equity	9,666,160	9,821,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,681,445	$12,242,252

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2022	4,594,319	$459,432	$9,361,837	$9,821,269
Net income	---	---	911,465	911,465
Balance, March 31, 2022	4,594,319	$459,432	$10,273,302	$10,732,734
Net income	---	---	633,324	633,324
Dividends declared and paid ($0.37 per share)	---	---	(1,699,392)	(1,699,392)
Dividends declared but not paid ($0.37 per share)	---	---	(506)	(506)
Balance, June 30, 2022	4,594,319	$459,432	$9,206,728	$9,666,160

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2021	4,594,319	$459,432	$9,894,875	$10,354,307
Net income	---	---	1,181,202	1,181,202
Balance, March 31, 2021	4,594,319	$459,432	$11,076,077	$11,535,509
Net income	---	---	1,344,524	1,344,524
Dividends declared and paid ($0.48 per share)	---	---	(2,204,616)	(2,204,616)
Dividends declared but not paid ($0.48 per share)	---	---	(657)	(657)
Balance, June 30, 2021	4,594,319	$459,432	$10,215,328	$10,674,760

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,544,789	$2,525,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,511	70,025
Net loss (gain) on marketable securities	853,938	(65,527)
Allowance for doubtful accounts	8,146	9,678
Deferred income taxes	(51,319)	149,454
(Increase) decrease in operating assets:
Accounts receivable	(301,337)	(586,995)
Inventories	(317,415)	497,487
Prepaid expenses and other current assets	(54,421)	(33,751)
Prepaid income taxes	(231,405)	15,740
Increase (decrease) in operating liabilities:
Accounts payable	5,548	(5,797)
Accrued expenses	(81,532)	41,268
Deferred revenue	(190,164)	---
Income taxes payable	(88,738)	---

Net cash provided by operating activities	1,164,601	2,617,308

Cash flows from investing activities:
Acquisition of property, plant and equipment	(12,293)	(38,758)
Proceeds from sale of marketable securities	1,658,292	1,832,827
Purchase of marketable securities	(1,286,849)	(2,053,744)
Net cash provided by (used in) investing activities	359,150	(259,675)

Cash flows from financing activities:
Dividends paid	(1,699,392)	(2,204,616)
Net cash used in financing activities	(1,699,392)	(2,204,616)

Net (decrease) increase in cash and cash equivalents	(175,641)	153,017
Cash and cash equivalents at beginning of period	531,213	591,444
Cash and cash equivalents at end of period	$355,572	$744,461
Supplemental disclosure of cash flow information
Taxes paid	$350.000	$300,000
Supplemental disclosure of non-cash dividends payable	$507	$657

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

2.        Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2022 (also referred to as the "second quarter of 2022" and the "first half of 2022", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2022. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

3.        Impact of Coronavirus (COVID-19)

While the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the current impact on the Company’s financial performance is coming primarily from higher raw material costs and increased shipping costs, which had an impact on the Company’s gross profit margins in the second quarter of 2022 and may continue to have a future impact on the Company’s gross profit margins in upcoming quarters. In addition, during the first half of 2022 it was more difficult to ship the Company’s products due to a shortage of truck drivers and limited availability of shipping vessels. This situation began to gradually improve during the second quarter of 2022. The shortage of truck drivers and shipping vessels is expected to continue to improve as the year progresses, but this will be at least partially contingent upon the extent to which the impact of the pandemic lessens globally. The Company has been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, but has created longer lead times for some of them. In response to the rising raw material prices the Company has instituted price increases on many of its products, which will help to reduce the impact on the Company’s gross margins in the future.

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

5.        Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2022 and December 31, 2021, $395,000 and $410,000, respectively, exceeded the FDIC limit.

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

The Company’s sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period that the revenues are recognized. Such deductions, primarily related to the sale of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (‘VA”), rebates in connection with the Company’s participation in Medicare programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

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

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. Sales of pharmaceutical products are final, and revenue is recognized at the time of shipment, which is when the risk of loss and responsibility for the shipment passes to the customer, and the performance obligation of the Company is satisfied. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after its expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on prior year historical returns of its pharmaceutical products.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of June 30, 2022 and December 31, 2021, the allowance for doubtful accounts receivable was $28,398 and $20,252, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to distribution and service-related fees. The Company records distribution fees and estimates distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Cosmetic ingredients	$1,393,963	$1,855,776	$3,471,878	$3,486,372
Pharmaceuticals	1,238,384	1,149,179	2,463,597	2,292,487
Medical products	962,080	620,748	1,519,875	1,236,774
Industrial products	31,750	32,275	63,185	73,213
Total Net Sales	$3,626,177	$3,657,978	$7,518,535	$7,088,846

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 35% of the Company’s total sales in the second quarter of 2022 were to customers located outside of the United States, compared with approximately 24% in the second quarter of 2021. For the six months ended June 30, 2022, approximately 28% of the Company’s total sales were to customers located outside of the United States, compared with approximately 23% for the six months ended June 30, 2021.

Disaggregated sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
United States*	$2,353,952	$2,773,242	$5,433,846	$5,444,629
Other countries	1,272,225	884,736	2,084,689	1,644,217
Total Sales	$3,626,177	$3,657,978	$7,518,535	$7,088,846

* Since substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S., all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 75% of its sales of the Company’s products in the second quarter of 2022 were to foreign customers, with China representing approximately 46%. For the same time period in 2021, approximately 72% of ASI’s sales of the Company’s products were to foreign customers, with China representing approximately 43%.

For the six months ended June 30, 2022 approximately 73% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 43% of ASI’s sales of the Company’s products, as compared with approximately 69% of ASI’s sales going to customers in other countries for the six months ended June 30, 2021, with China accounting for approximately 40% of ASI’s sales of the Company’s products during that period.

7.        Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds which are reported at their fair values.

The disaggregated net gains and losses on marketable securities that were recognized on the income statements for the three and six months ended June 30, 2022 and June 30, 2021 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Net (losses) gains recognized during the period on marketable securities	$(460,278)	$137,574	$(853,938)	$65,527
Less: Net (losses) gains recognized on marketable securities sold during during the period	(207,936)	112,180	(207,936)	112,180
Unrealized (losses) gains recognized during the reporting period on marketable securities still held at the reporting date	$(252,342)	$25,394	$(646,002)	$(46,653)

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

The following tables summarize the Company’s investments:

June 30, 2022 (unaudited)

	Cost	Fair value	Unrealized (loss)gain
Equity Securities
Fixed income mutual funds	$6,214,590	$5,722,563	$(492,027)
Equity and other mutual funds	672,199	687,519	15,320
Total equity securities	6,886,789	6,410,082	(476,707)
Total marketable securities	$6,886,789	$6,410,082	$(476,707)

December 31, 2021 (audited)

Equity Securities
Fixed income mutual funds	$6,814,420	$6,873,333	$58,913
Equity and other mutual funds	651,748	762,130	110,382
Total equity securities	7,466,168	7,635,463	169,295
Total marketable securities	$7,466,168	$7,635,463	$169,295

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $1,658,292 for the first half of 2022, which includes realized losses of $207,936. Proceeds from the sale and redemption of marketable securities amounted to $1,832,827 for the first half of 2021, which included realized gains on sales of $112,180.

8.        Inventories

	June 30,	December 31,
	2022	2021
	(unaudited)	(audited)
Inventories consist of the following:
Raw materials	$582,458	$494,348
Work in process	165,263	119,069
Finished products	980,483	797,372
Total inventories	$1,728,204	$1,410,789

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2022 and December 31, 2021 are stated net of a reserve of $35,000 for slow moving and obsolete inventory.

9.        Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of June 30, 2022 and December 31, 2021, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and six months ended June 30, 2022 and 2021, included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Provision for federal income taxes - current	$331,161	$266,780	$455,657	$515,640
Provision for state income taxes - current	---	---	100	100
(Benefit) provision for federal income taxes - deferred	(165,974)	87,461	(51,319)	149,454
Total provision for Income taxes	$165,187	$354,241	$404,438	$665,194

10.      Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $54,500 and $65,000 in contributions to the DC Plan for the six months ended June 30, 2022 and 2021, respectively. In the first six months of 2022, the Company made discretionary contributions of $109,000 to the DC Plan. This payment represented the Company’s 2021 discretionary contribution. For the first half of 2021, the Company did not make any discretionary contributions to the DC Plan.

11.      Other Information

	June 30,	December 31,
	2022	2021
Accrued Expenses	(unaudited)	(audited)
Bonuses	$196,500	$348,000
Distribution fees	379,719	359,550
Payroll and related expenses	296,688	292,560
Reserve for outdated material	331,943	313,904
Company 401(k) contribution	54,500	109,000
Audit fee	38,000	61,500
Annual report expenses	50,373	64,038
Sales rebates	169,203	56,857
Other	28,932	21,981
Total accrued expenses	$1,545,858	$1,627,390

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

During the three months ended June 30, 2022, one of the Company’s cosmetic ingredient marketing partners, along with three of its pharmaceutical distributors, together were responsible for 69% of the Company’s sales, and accounted for 68% of its outstanding accounts receivable at June 30, 2022. During the three months ended June 30, 2021, the same marketing partner and three distributors together were responsible for 75% of the Company’s sales, and accounted for 73% of its outstanding accounts receivable at June 30, 2021.

During the six months ended June 30, 2022, one of the Company’s cosmetic ingredient marketing partners, along with three of its pharmaceutical distributors, together were responsible for 74% of the Company’s sales, and accounted for 68% of its outstanding accounts receivable at June 30, 2022. During the six-month period ended June 30, 2021, the same marketing partner and three distributors together were responsible for 76% of the Company’s sales, and accounted for 73% of its outstanding accounts receivable at June 30, 2021.

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

Per share basic and diluted earnings amounted to $0.14 and $0.29 for the three months ended June 30, 2022 and 2021, respectively, and $0.34 and $0.55 for the six months ended June 30, 2022 and 2021, respectively.

15.      Other Items

On January 25, 2022, the Company announced that its Board of Directors had launched a formal review process to explore strategic alternatives. The purpose of the review was to ensure that value was being maximized for shareholders, and that the Company has sufficient scale and financial resources to take advantage of potential growth opportunities available. These alternatives could include, among others, an outright sale of the Company, possible joint ventures, strategic partnerships or alliances, or other possible transactions.

On June 14, 2022, the Company announced that it had completed the formal review process of exploring strategic alternatives and concluded that there were no opportunities presented to the Company that the Board of Directors believed would be in the best interests of the Company or its stockholders. While the active efforts will be suspended, the Company will continue to explore opportunities to grow the Company’s core businesses and will consider any opportunities that would be in the best interests of the Company and its stockholders.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2021, and a comparison of the results of operations for the second quarter of 2022 and 2021 and the first half of 2022 and 2021. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

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

The Company’s most important product line is its Lubrajel® line of water-based moisturizing and lubricating gels, which are used primarily as ingredients in cosmetic products and are also used in medical products, primarily catheter lubricants. These products are marketed worldwide for cosmetic uses by five marketing partners, each handling a different geographic area, with the largest being U.S.-based ASI. The Company’s research and development department is actively working on the development of new products to expand the Company’s line of cosmetic ingredients. Many of the Company’s products use proprietary manufacturing processes, and the company relies primarily on trade secret protection to protect its intellectual property.

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

As discussed in Note 3 above, while the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the current impact on the Company’s financial performance is coming primarily from higher raw material costs and increased shipping costs, which had an impact on the Company’s gross profit margins in the second quarter of 2022 and may continue to have a future impact on the Company’s gross profit margins in upcoming quarters. In addition, during the first half of 2022 it was more difficult to ship the Company’s products due to a shortage of truck drivers and limited availability of shipping vessels. This situation began to gradually improve during the second quarter of 2022. The shortage of truck drivers and shipping vessels is expected to continue to improve as the year progresses, but this will be at least partially contingent upon the extent to which the impact of the pandemic lessens globally. The Company has been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, but it has created longer lead times for some of them. In response to the rising raw material prices the Company has instituted price increases on many of its products, which will help to reduce the impact on the Company’s gross margins in the future.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2021, and a comparison of the results of operations for the six months ended June 30, 2022 and June 30, 2021. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

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

The Company’s pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. The Company assumes responsibility for the shipment arriving at its intended destination. Sales of pharmaceutical products are final and revenue is recognized at the time of shipment, which is when the performance obligation is satisfied. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after its expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on gross sales of its pharmaceutical products.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2022 decreased by $31,801 (less than 1%) when compared with the same period in 2021. Net sales for the first half of 2022 increased by $429,689 (6%) as compared with the corresponding period in 2021. The decrease and increase in sales for the second quarter of 2022 and the first half of 2022 were attributable to changes in sales of the following product lines:

1.   Cosmetic ingredients:

a)     Second quarter sales: For the second quarter of 2022, the Company’s sales of cosmetic ingredients decreased by $461,813 (25%) when compared with the second quarter of 2021. The decrease in the second quarter sales was due primarily to a net decrease of $487,820 (34%) in sales of the Company’s cosmetic ingredients to ASI. The net decrease in sales to ASI was due to two main factors: 1) in the second quarter of 2021, ASI resumed shipments of the Company’s cosmetic ingredients to China due to improving COVID-19 pandemic conditions, and sales for that period represented a significant increase in order to compensate for the lack of sales during the height of the pandemic in 2020; and 2) in the second quarter of 2022 the Company provided pricing rebates in the amount of $129,600 to ASI for new business it acquired.

Second quarter sales to the Company’s four other marketing partners, as well as to the four direct cosmetic ingredient customers, increased by a net of $26,007 compared with the second quarter of 2021. The increase was attributable to a sales increase of $168,028 to the Company’s marketing partner in the UK and an increase of $535 in sales to four direct cosmetic ingredient customers. These increases were offset by a decrease of $126,708 to the Company’s marketing partners in France, a decrease of $770 in Switzerland and a decrease of $15,078 in sales to the Company’s marketing partner in Italy.

b) Six-month sales: For the first half of 2022 the Company’s sales of cosmetic ingredients decreased by $14,494 (less than 1%) when compared with the corresponding period in 2021. This decrease was due primarily to a net decrease in sales to ASI of $105,905 (4%), which includes a rebate of $129,600 to ASI in connection with new business that ASI acquired. That decrease was fully offset by a net increase in sales of $106,064 to the Company’s four other marketing partners, with sales to the Company’s marketing partners in the United Kingdom and Italy increasing by a combined net of $121,691, and sales to the Company’s marketing partners in France and Switzerland decreasing by a combined net of $15,622. Sales to the Company’s four direct cosmetic ingredient customers decreased by $14,658.

2.  Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Gross sales of the Company’s pharmaceutical products for the three- and six-month periods ended June 30, 2022 increased by $112,599 (8%) and $162,882 (6%), respectively, compared with the corresponding periods in 2021. These increases were due primarily to increases of $88,962 (7%) and $128,009 (5%) in gross sales of Renacidin for the three- and six-month periods, respectively, ended June 30, 2022. These increases were accompanied by increases of $23,637 (14%) and $34,873 (11%) in gross sales of the Company’s other pharmaceutical product, Clorpactin, for the same three- and six-month periods, respectively, which the Company believes was most likely due to normal fluctuations in the sales of Clorpactin.

The increase in gross sales for the three- and six-month periods ended June 30, 2022 was partially offset by an increase in pharmaceutical-related fees, rebates and allowances of $23,393 (11%) and $8,228 (2%), respectively. The increase in these fees, rebates and allowances is the result of the direct relationship between the sales of the Company’s pharmaceutical products and the rebates and allowances related to those product sales.

3.   Medical (non-pharmaceutical) products:

Sales of the Company’s medical products for the three and six-month periods ended June 30, 2022, increased by $341,332 (55%) and $283,101 (23%), respectively, compared with the same periods in 2021. The increase in sales for the three-month period was primarily due to two factors: 1) at March 31, 2022, the Company had medical product orders of approximately $240,000 that were waiting to be shipped but were delayed due to a shortage of truck drivers and limited availability of shipping vessels. These orders were subsequently shipped in the second quarter of 2022, and 2) The Company has seen a significant increase in orders from one of its larger customers in China. For the six-month period ended June 30, 2022, the increase in medical product sales was primarily due to an increase in orders from the Company’s foreign customers, particularly customers located in China, which began to place larger orders than they had in 2021.

4.   Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, for the three-month and six-month periods ended June 30, 2022, decreased by $525 and $10,028, respectively, when compared with the corresponding periods in 2021. The decrease in sales for both periods was primarily due to the loss of one of the Company’s larger domestic customers due to a reformulation of one of that customer’s products.

Cost of Sales

Cost of sales as a percentage of net sales increased to 47% in the second quarter of 2022 from 41% in the second quarter of 2021. For the first six months of 2022, cost of sales as a percentage of sales increased to 45% compared with 40% for the first six months of 2021. The increases in both periods were the result of an increase in certain raw material costs, combined with the recording of $129,600 in rebates payable to one of the Company’s marketing partners in the second quarter of 2022. In addition, the Company recorded a one-time Employee Retention Credit (ERC) in the first six months of 2021, which decreased the cost of sales for that period.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $107,217 ( 21%) for the second quarter of 2022 compared with the equivalent period in 2021. Operating expenses increased by $196,839 (20%) for the first six months of 2022, compared with comparable period in 2021. The increase in operating expenses for the second quarter of 2022 was primarily due to increases in insurance expense and consulting and legal fees. In addition, during the second quarter there was an increase in fees to the independent members of the Company’s Board of Directors, which related to the review process of exploring strategic alternatives for the Company. The increase in operating expenses for the first 6 months of 2022 was primarily due to the recording of an ERC in the first 6 months of 2021, which decreased the Company’s operating expenses. After taking into account the effect of the ERC, the Company’s operating expenses increased by (7%) in the first six months of 2022 compared with the same period in 2021, which was due primarily to increases in the same expenses noted above. Due to the current inflationary environment, the Company expects to see a minor increase in operating expenses for the remainder of the year.

Research and Development Expenses

Research and development expenses decreased by $17,759 (14%) for the second quarter of 2022 compared with the second quarter of 2021, and increased by $25,621 (12%) for the first six months of 2022 compared with the first six months of 2021. The decrease in the second quarter of 2022 was due primarily to a decrease in payroll and payroll related expenses. The increase for the first six months of 2022 was due to the recording of the ERC in 2021. After taking the effect of the ERC into account, research and development expenses for the six-month period ending June 30, 2022 decreased by less than 1%.

Investment Income

Investment income increased by $13,220 (29%) for the second quarter of 2022 compared with the second quarter of 2021, and increased by $14,010 (16%) for the first half of 2022 compared with the same period in 2021. The increase in both periods was due to an increase in dividend income from stock and bond mutual funds.

Net (loss) gain on Marketable Securities

The net loss on marketable securities increased by $597,852 and $919,465 for the three and six-month periods ended June 30, 2022 compared with the same periods in 2021. Approximately 90% of the Company’s marketable securities portfolio is composed of fixed income mutual funds. The Company intentionally weighted its portfolio as such in an effort to minimize significant stock market fluctuations. However, given the current inflationary environment and the rise of interest rates, management believes that the decrease in the market value of the Company’s fixed income mutual funds will be temporary. The Company’s management and Board of Directors are continuing to closely monitor the Company's investment portfolio and will make any adjustments they believe may be necessary or appropriate in order to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first halves and second quarters of 2022 and 2021. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $9,245,629 at December 31, 2021 to $9,095,419 at June 30, 2022, a decrease of $150,210. The current ratio increased from 5.0 to 1 at December 31, 2021 to 5.6 to 1 at June 30, 2022. The decrease in working capital was due to a decrease in marketable securities and cash. The increase in the current ratio was due primarily to decreases in deferred revenue and income taxes payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company does not expect to incur any significant capital expenditures for the remainder of 2022. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of COVID-19 and inflation on the Company's business.

The Company generated cash from operations of $1,164,601 and $2,617,308 for the first half of 2022 and 2021, respectively. The decrease from 2021 to 2022 was primarily due to the decrease in net income.

Cash provided by investing activities was $359,150 in the first half of 2022, compared with cash used by investing activities of $259,675 for the first half of 2021. The increase was due to the Company purchasing less marketable securities in the first half of 2022 compared to 2021.

Cash used in financing activities was $1,699,392 and $2,204,616 for the first half of 2022 and 2021, respectively. The decrease was due to a decrease in dividends paid from $0.48 per share in 2021 to $0.37 per share in 2022.

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

NONE

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

UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ KEN GLOBUS
Ken Globus
President

By: /S/ ANDREA YOUNG
Date: August 12, 2022	Andrea Young
Chief Financial Officer