Form 10-Q
period 2022-09-30
UNITED GUARDIAN INC
filed 2022-11-09
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022 .

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

As of November 1, 2022, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

Net sales	$2,417,022	$3,179,746	$9,935,557	$10,268,592

Costs and expenses:
Cost of sales	1,076,035	1,320,509	4,479,905	4,180,912
Operating expenses	532,333	458,582	1,699,311	1,428,721
Research and development	120,924	130,742	364,856	349,053
Total costs and expenses	1,729,292	1,909,833	6,544,072	5,958,686
Income from operations	687,730	1,269,913	3,391,485	4,309,906

Other Income:
Investment income	46,995	38,747	146,405	124,147
Net (loss) gain on marketable securities	(300,526)	(25,108)	(1,154,464)	40,419
Total other (loss) income	(253,531)	13,639	(1,008,059)	164,566
Income before provision for income taxes	434,199	1,283,552	2,383,426	4,474,472

Provision for income taxes	88,681	267,046	493,119	932,240
Net income	$345,518	$1,016,506	$1,890,307	$3,542,232

Earnings per common share (Basic and Diluted)	$0.07	$0.22	$0.41	$0.77

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$496,526	$531,213
Marketable securities	6,656,585	7,635,463
Accounts receivable, net of allowance for doubtful accounts of $18,401 at September 30, 2022 and $20,252 at December 31, 2021	1,127,010	1,813,346
Inventories, net	2,294,614	1,410,789
Prepaid expenses and other current assets	149,254	192,579
Prepaid income taxes	150,633	---
Total current assets	10,874,622	11,583,390
Deferred income taxes	185,188	---
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,633,384	4,605,742
Building and improvements	2,886,241	2,853,718
Total property, plant, and equipment	7,588,625	7,528,460
Less: Accumulated depreciation	6,972,449	6,869,598
Total property, plant, and equipment, net	616,176	658,862

TOTAL ASSETS	$11,675,986	$12,242,252

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$96,589	$410,894
Accrued expenses	1,546,637	1,627,390
Deferred revenue	---	190,164
Income taxes payable	---	88,738
Dividends payable	21,082	20,575
Total current liabilities	1,664,308	2,337,761

Deferred income taxes	---	83,222

Commitments and contingencies

Stockholders’ equity:
Common stock (at $.10 par value) (10,000,000 shares authorized; 4,594,319 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively)	459,432	459,432
Retained earnings	9,552,246	9,361,837
Total stockholders’ equity	10,011,678	9,821,269

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,675,986	$12,242,252

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2022	4,594,319	$459,432	$9,361,837	$9,821,269
Net income	---	---	911,465	911,465
Balance, March 31, 2022	4,594,319	$459,432	$10,273,202	$10,732,734
Net income	---	---	633,324	633,324
Dividends declared and paid ($0.37per share)	---	---	(1,699,392)	(1,699,392)
Dividends declared, not paid ($0.37 per share)	---	---	(506)	(506)
Balance, June 30, 2022	4,594,319	$459,432	$9,206,728	$9,666,160
Net income	---	---	345,518	345,518
Balance, September 30, 2022	4,594,319	$459,432	$9,552,246	$10,011,678

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2021	4,594,319	$459,432	$9,894,875	$10,354,307
Net income	---	---	1,181,202	1,181,202
Balance, March 31, 2021	4,594,319	$459,432	$11,076,077	$11,535,509
Net income	---	---	1,344,524	1,344,524
Dividends declared and paid ($0.48 per share)	---	---	(2,204,616)	(2,204,616)
Dividends declared, not paid ($0.48 per share)	---	---	(657)	(657)
Balance, June 30, 2021	4,594,319	$459,432	$10,215,328	$10,674,760
Net income	---	---	1,016,506	1,016,506
Balance, September 30, 2021	4,594,319	$459,432	$11,231,834	$11,691,266

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
Cash flows from operating activities:	2022		2021
Net income		$1,890,307	$3,542,232
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		102,851	106,928
Net loss (gain) on marketable securities		1,154,464	(40,419)
Gain on sale of asset		---	(14,799)
Allowance for doubtful accounts		(1,851)	13,279
Deferred income taxes		(268,410)	75,519
Decrease (Increase) in operating assets:
Accounts receivable		688,187	(555,764)
Inventories		(883,825)	128,539
Prepaid expenses and other current assets		43,325	1,847
Prepaid income taxes		(150,633)	99,107
(Decrease) increase in operating liabilities:
Accounts payable		(314,304)	55,358
Accrued expenses		(80,753)	179,303
Income taxes payable		(88,738)	57,614
Deferred revenue		(190,164)	---
Net cash provided by operating activities		1,900,456	3,648,744
Cash flows from investing activities:
Acquisition of property, plant and equipment		(60,165)	(81,997)
Proceeds from sale of marketable securities		1,658,293	1,832,829
Purchases of marketable securities		(1,833,879)	(3,094,483)
Net cash used in investing activities		(235,751)	(1,343,651)
Cash flows from financing activities:
Dividends paid		(1,699,392)	(2,204,616)
Net cash used in financing activities		(1,699,392)	(2,204,616)
Net (decrease) increase in cash and cash equivalents		(34,687)	100,477

Cash and cash equivalents at beginning of period		531,213	591,444
Cash and cash equivalents at end of period		$496,526	$691,921
Supplemental disclosure of cash flow information:
Taxes paid		$1,000,000	$700,000
Supplemental disclosure of non-cash items:
Dividends payable		$506	$657
Trade-in received from sale of asset	$	-----	$29,000

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

Interim condensed financial statements of the Company are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2022 (also referred to as the "third quarter of 2022" and the "first nine months of 2022", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2022. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

3.	Impact of Coronavirus (COVID-19)

While the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the current impact on the Company’s financial performance is coming primarily from higher raw material costs and increased shipping costs, which had an impact on the Company’s gross profit margins in the third quarter of 2022 and may continue to have a future impact on the Company’s gross profit margins in upcoming quarters. In addition, during the first half of 2022 it was more difficult to ship the Company’s products due to a shortage of truck drivers and limited availability of shipping vessels. This situation improved in the third quarter of 2022. The Company had been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

The pandemic has not significantly affected the ability of the Company to obtain raw materials, but has created longer lead times for some of them. In response to the rising raw material prices the Company has instituted price increases on many of its products, which will help to reduce the impact on the Company’s gross margins in the future.

As a result of the lingering effects of the coronavirus pandemic as described above, there continues to be uncertainty in regard to the future potential impact of the pandemic on the Company’s operations or financial results. The Company believes that it is still unable to provide an accurate estimate or projection as to what the future impact of the pandemic will be on the Company’s future operations or financial results. The Company does not expect the carrying value of its assets or its liquidity to be impaired by the coronavirus pandemic

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2022 and December 31, 2021, approximately $363,000 and $410,000, respectively, exceeded the FDIC limit.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company uses its judgment on a case-by-case basis to determine its ability to collect outstanding receivables and provides allowances for any receivables for which collection has become doubtful. As of September 30, 2022 and December 31, 2021, the allowance for doubtful accounts receivable was $18,401 and $20,252, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to distribution and service-related fees. The Company records distribution fees and estimates distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Cosmetic ingredients	$841,261	$1,578,650	$4,313,139	$5,065,022
Pharmaceutical	1,159,367	1,216,747	3,622,964	3,509,235
Medical	384,548	343,884	1,904,424	1,580,657
Industrial products	31,846	40,465	95,030	113,678
Total Sales	$2,417,022	$3,179,746	$9,935,557	$10,268,592

The Company’s cosmetic ingredients are marketed worldwide by five marketing partners, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 18% of the Company’s total sales in the third quarter of 2022 were to customers located outside of the United States, compared with approximately 16% in the third quarter of 2021. For the nine months ended September 30, 2022, approximately 25% of the Company’s total sales were to customers located outside of the United States, compared with approximately 21% for the nine months ended September 30, 2021.

Disaggregated sales by geographic region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States*	$1,969,907	$2,670,515	$7,403,752	$8,115,145
Other countries	447,115	509,231	2,531,805	2,153,447
Total Sales	$2,417,022	$3,179,746	$9,935,557	$10,268,592

* Substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S. As a result, all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 60% of its sales of the Company’s products in the third quarter of 2022 were to foreign customers compared with 76% for the same period in 2021, with China representing approximately 37% of those foreign sales in the third quarter of 2022, compared with approximately 29% in the third quarter of 2021.

For the nine months ended September 30, 2022 approximately 71% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 43% of ASI’s sales of the Company’s products, as compared with approximately 72% of ASI’s sales going to customers in other countries for the nine months ended September 30, 2021, with China accounting for approximately 36% of ASI’s sales of the Company’s products during that period.

7.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds, which are reported at their fair values.

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three and nine months ended September 30, 2022 and 2021, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net (losses) gains recognized during the period on marketable securities	$(300,526)	$(25,108)	$(1,154,464)	$40,419
Less: Net (losses) gains recognized during the period on marketable securities sold during the period	---	---	(207,936)	112,180
Unrealized losses recognized during the reporting period on marketable securities still held at the reporting date	$(300,526)	$(25,108)	$(946,528)	$(71,761)

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

The following tables summarize the Company’s investments:

September 30, 2022(Unaudited)

Equity Securities	Cost	Fair Value	Unrealized Loss
Fixed income mutual funds	$6,757,797	$6,007,216	$(750,581)
Equity and other mutual funds	676,021	649,369	(26,652)
Total equity securities	7,433,818	6,656,585	(777,233)
Total marketable securities	$7,433,818	$6,656,585	$(777,233)

December 31, 2021(Audited)

Equity Securities	Cost	Fair Value	Unrealized Gain
Fixed income mutual funds	$6,814,420	$6,873,333	$58,913
Equity and other mutual funds	651,748	762,130	110,382
Total equity securities	7,466,168	7,635,463	169,295
Total marketable securities	$7,466,168	$7,635,463	$169,295

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $1,658,293 for the nine months ended September 30, 2022, which included realized losses of $207,936. Proceeds from the sale and redemption of marketable securities amounted to $1,832,829 for the nine months ended September 30, 2021, which included realized gains of $112,180.

8.	Inventories

	September 30,	December 31,
	2022	2021
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$752,340	$494,348
Work in process	88,393	119,069
Finished products	1,453,881	797,372
Total inventories	$2,294,614	$1,410,789

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at September 30, 2022 and December 31, 2021 are stated net of a reserve of $35,000 for slow moving and obsolete inventory.

9.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2022 and December 31, 2021, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30, 2022 and 2021 includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Provision for federal income taxes - current	$305,772	$340,981	$761,429	$856,621
Provision for state income taxes - current	---	---	100	100
(Benefit from) provision for federal income taxes – deferred	(217,091)	(73,935)	(268,410)	75,519
Total provision for income taxes	$88,681	$267,046	$493,119	$932,240

10.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $81,750 in contributions to the DC Plan for the nine months ended September 30, 2022, and $87,000 for the nine months ended September 30, 2021. In the first nine months of 2022, the Company made discretionary contributions of $109,000 to the DC Plan. This payment represented the Company’s 2021 discretionary contribution. For the first nine months of 2021, the Company did not make any discretionary contributions to the DC Plan.

11.	Related-Party Transactions

For the three-month periods ended September 30, 2022 and 2021, there were no payments made to related parties. For the nine-month periods ended September 30, 2022 and 2021, the Company made payments of $4,000 and $9,500, respectively, to the accounting firm PKF O’Connor Davies (“PKF”) for accounting and tax services. Lawrence Maietta, a partner at PKF, is a director of the Company.

12.	Other Information

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2022	December 31, 2021
Accrued Expenses	(Unaudited)	(Audited)
Bonuses	$218,323	$348,000
Distribution fees	373,625	359,550
Payroll and related expenses	257,744	292,560
Reserve for outdated material	353,259	313,904
Company 401(k) contribution	81,750	109,000
Audit fee	62,250	61,500
Annual report expenses	49,451	64,038
Sales rebates	108,928	56,857
Other	41,307	21,981
Total Accrued Expenses	$1,546,637	$1,627,390

13.	Recent Accounting Pronouncements

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

For the three months ended September 30, 2022, one of the Company’s cosmetic ingredient marketing partners, and three of its pharmaceutical distributors, together accounted for 89% of the Company’s sales and 86% of its outstanding accounts receivable at September 30, 2022. During the three months ended September 30, 2021, the same marketing partner and three distributors together were responsible for 86% of the Company’s sales and 79% of its outstanding accounts receivable at September 30, 2021.

For the nine months ended September 30, 2022, one of the Company’s cosmetic ingredient marketing partners, and three of its pharmaceutical distributors, together accounted for 78% of the Company’s sales and 86% of its outstanding accounts receivable at September 30, 2022. During the nine months ended September 30, 2021, the same marketing partner and three distributors together were responsible for 79% of the Company’s sales and 79% of its outstanding accounts receivable at September 30, 2021.

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

Per share basic and diluted earnings were $0.07 and $0.22 for the three months ended September 30, 2022 and 2021, respectively, and $0.41 and $0.77 for the nine months ended September 30, 2022 and 2021, respectively.

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

As discussed in Note 3 above, while the coronavirus pandemic (“pandemic”) continues to impact certain areas of the Company’s operations, the current impact on the Company’s financial performance is coming primarily from higher raw material costs and increased shipping costs, which had an impact on the Company’s gross profit margins in the first nine months of 2022 and may continue to have a future impact on the Company’s gross profit margins in upcoming quarters. In addition, during the first half of 2022 it was more difficult to ship the Company’s products due to a shortage of truck drivers and limited availability of shipping vessels. This situation improved in the third quarter of 2022. The Company had been able to minimize the impact on customers by making them aware of longer lead times that may be necessary as a result of these issues.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2021, and a comparison of the results of operations for the third quarter of 2022 and 2021 and the first nine months of 2022 and 2021. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 2022 decreased by $762,724 (24%) when compared with the same period in 2021. Net sales for the first nine months of 2022 decreased by $333,035 (3%) as compared with the corresponding period in 2021. The decrease in sales for both the third quarter of 2022 and the first nine months of 2022 were attributable to changes in sales of the following product lines:

Cosmetic ingredients:

a)

Third quarter sales: For the third quarter of 2022, the Company’s sales of cosmetic ingredients decreased by $737,389 (47%) when compared with the third quarter of 2021. The decrease in third quarter sales was due primarily to a decrease of $502,678 (39%) in gross sales of the Company’s cosmetic products to ASI (the net sales decrease, which incorporates rebates totaling $54,091, was $556,769). Based on information provided to the Company by ASI, the Company’s marketing partner in China, the decrease was due to several reasons, the most significant being a decrease in shipments of the Company’s products to China due to the continuing impact in China of the coronavirus pandemic. In addition, ordering patterns by certain customers, as well as some overstocking issues by one of ASI’s customers that switched to a different formulation of one of the Company’s products, all added to the lower sales for the quarter. ASI has indicated that it is not aware of any significant loss of customers and anticipates that sales will increase during the next twelve months.

Third quarter sales to the Company’s four other marketing partners, as well as to one direct cosmetic ingredient customer, decreased by a net of $180,620 (65%) compared with the third quarter of 2021. Sales to the Company’s marketing partners in the United Kingdom, Switzerland, France, and one direct customer decreased by a total of $205,248 (77%), while sales to the Company’s marketing partner in Italy increased by $24,628 (297%).

b)

Nine-month sales: For the first nine months of 2022, the Company’s sales of cosmetic ingredients decreased by $751,883 (15%) when compared with the same period in 2021. This decrease was due primarily to a decrease of $478,986 (12%) in gross sales to ASI (the net sales decrease, which incorporates rebates totaling $182,371, was $662,677). The reason for the decrease in sales to ASI during the first nine months of 2022 are the same as the decrease in sales for the third quarter discussed above.

Cosmetic ingredient sales for the first nine months of the year to the Company’s four other marketing partners, as well as to four direct cosmetic customers, decreased by a net of $89,206 (9%) compared with the same period in 2021. Nine-month sales to the Company’s marketing partners in the UK, France, Switzerland and four small direct cosmetic customers decreased by $124,251 (13%), while sales to the Company’s marketing partner in Italy, increased by $35,045 (54%).

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances).

Gross sales of the Company’s pharmaceutical products for the three-month period ended September 30, 2022 decreased by $71,583 (5%) compared with the corresponding period in 2021, while gross sales for the nine-month period ended September 30, 2022 increased by $91,299 (2%). The decrease in sales for the three-month period ended September 30, 2022 was due primarily to a decrease of $83,746 (6%) in gross sales of Renacidin. For the nine-month period ended September 30,2022, the increase was due to an increase in gross sales of Renacidin of $44,263 (1%) combined with an increase in gross sales of the Company’s other pharmaceutical product, Clorpactin, in the amount of $47,036 (9%). The Company believes that the fluctuations in sales for both periods are due to the timing of orders from its distributors of those products.

As sales of the Company’s pharmaceutical products fluctuate there is typically a corresponding direct relationship in the related allowances, such as for distribution fees, VA chargebacks, Medicare rebates, sales rebates and discounts and outdated material returns. For the three-month period ended September 30, 2022, these pharmaceutical related allowances decreased by $14,203 (5%), compared with the same period in 2021. For the nine-month period ended September 30, 2022 these allowances decreased by $22,430 (3%). Despite experiencing an increase in pharmaceutical sales for the first nine months of 2022, the Company believes that the decrease in allowances was a result of having a more favorable pricing structure in place on its VA contract sales during 2022.

Medical (non-pharmaceutical) products:

Sales of the Company’s medical products increased by $40,664 (12%) and $323,767 (20%), respectively, for the three- and nine-month periods ended September 30, 2022, compared with the same periods in 2021. The increase in medical product sales for both periods was primarily attributable to an increase in shipments to one of the Company’s larger direct medical product customers located in China.

Industrial products:

Sales of the Company's industrial products decreased by $8,619 (21%) and by $18,648 (16%), respectively, for the three and nine months ended September 30, 2022, when compared with the corresponding periods in 2021. The decrease in sales for both periods was primarily due to a decrease in orders from one of the Company’s larger industrial product customers, who was purchasing a product that the Company discontinued during the second quarter of 2022.

Cost of Sales

Cost of sales as a percentage of sales increased to 45% in the third quarter of 2022, up from 42% in the third quarter of 2021. For the first nine months of 2022, cost of sales as a percentage of sales increased to 45%, up from 41% in 2021. The increases in both periods were a result of 1) increased raw material costs in 2022 compared with 2021; 2) increased freight costs in 2022 compared with 2021; 3) the increased percentage of sales derived from the Company’s pharmaceutical products, especially in the third quarter of 2022, as these products are sold at a lower profit margin than the Company’s other product lines; and 4) the recording of $182,371 in rebates payable to one of the Company’s marketing partners during the nine-month period ending September 30, 2022. In addition, the Company had recorded a one-time Employee Retention Credit (“ERC”) of $104,827 in the first nine months of 2021, which reduced the cost of sales for that period.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $73,751 (16%) for the third quarter of 2022 compared with the equivalent period in 2021. Operating expenses increased by $270,590 (19%) for the first nine months of 2022, compared with the equivalent period in 2021. The increase in operating expenses for the third quarter of 2022 was due primarily to (a) an increase of $24,000 in fees to the independent members of the Company’s Board of Directors in connection with the effort to recruit a new President & CEO; (b) increases in the Company’s Directors & Officers liability insurance and other insurance-related expenses; and (c) an increase in legal fees to the Company’s outside SEC counsel. The increase in operating expenses for the first nine months of 2022 was due to (a) an increase of $95,000 in fees to the independent members of the Company’s Board of Directors relating to the Company’s efforts to explore strategic alternatives for the Company, as well as the Board’s effort to recruit a new President and CEO for the Company; (b) an increase of $35,000 in insurance-related expenses; (c) increases in certain employee fringe benefits; and (d) the recording of an ERC in 2021, which offset some of the Company’s payroll expense in 2021 and which was not available to the Company in 2022. Due to the current inflationary environment, the Company expects to see minor increases in operating expenses for the remainder of the year.

Research and Development Expenses

Research and development expenses decreased by $9,818 (8%) for the third quarter of 2022, and increased by $15,803 (5%) for the first nine months of 2022 compared with the same periods in 2021. The decrease for the third quarter was primarily due to a decrease in certain employee fringe benefit costs. The increase for the nine-month period was primarily due to the recording of the ERC in 2021, which reduced research and development costs. After taking the ERC into account, research and development expenses for the nine-month period ending September 30, 2022 decreased by 3%.

Investment Income

Investment income increased by $8,248 (21%) and by $22,258 (18%), respectively, for the three and nine-month periods ending September 30, 2022, compared with the equivalent periods in 2021. The increases in both periods were due to increases in dividend income received from both equity and fixed income mutual funds.

Net (loss) Gain on Marketable Securities

The net loss on marketable securities increased by $275,418 and $1,194,883 for the three and nine-month periods ended September 30, 2022 compared with the same periods in 2021. Approximately 90% of the Company’s marketable securities portfolio is composed of fixed income mutual funds. The Company intentionally weighted its portfolio as such in an effort to minimize significant stock market fluctuations. However, given the current inflationary environment and the rise of interest rates, management believes that the decrease in the market value of the Company’s fixed income mutual funds will be temporary but will continue to be volatile. The Company’s management and Board of Directors are continuing to closely monitor the Company's investment portfolio and will make any adjustments they believe may be necessary or appropriate in order to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first nine months of 2022 and 2021. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $9,245,629 at December 31, 2021 to $9,210,314 at September 30, 2022, a decrease of $35,315. The current ratio increased from 5.0 to 1 at December 31, 2021 to 6.5 to 1 at September 30, 2022. The decrease in working capital was primarily due to decreases in marketable securities and accounts receivable, partially offset by an increase in inventories. The increase in the current ratio was primarily due to decreases in accounts payable, deferred revenue and income taxes payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company expects to incur costs of approximately $100,000 in the fourth quarter of 2022 in connection with an upgrade to its building sprinkler system.

The Company generated cash from operations of $1,900,456 and $3,648,744 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease in cash from operations was primarily due to a decrease in net income.

Cash used in investing activities for the nine-month period ended September 30, 2022 was $235,751. Cash used in investing activities for the nine-months ended September 30, 2021 was $1,343,651. The decrease was primarily due to a decrease in purchases of marketable securities during 2022. Due to rising raw material and freight costs over the first nine months of 2022, the Company utilized excess cash flow to support these increased production costs, thereby reducing its marketable securities purchases.

Cash used in financing activities was $1,699,392 and $2,204,616 for the nine months ended September 30, 2022 and September 30, 2021, respectively. The decrease was due to a decrease in the dividends paid from $0.48 per share in 2021 to $0.37 per share in 2022.

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

PART II - OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

NONE

ITEM 1A.       RISK FACTORS

IMPACT OF COVID-19

The impact of the coronavirus pandemic on the Company’s sales significantly lessened in 2021 compared with 2020, when the pandemic has its most significant impact on the Company’s sales. While the global impact of the pandemic continues to abate, it is likely that there will continue to be some impact on sales of the Company’s cosmetic ingredients, especially in connection with the Company’s sales in China, where the pandemic is still having a significant impact on the economy. The pandemic is still causing increases in Company’s packaging, shipping, and raw material costs. Due to the uncertainty surrounding the duration of the pandemic and its impact in the various countries in which the Company does business, it is difficult for the Company to provide an accurate estimate or projection as to what the future impact of the pandemic will be on the Company’s future operations or financial results. The pandemic had not impacted sales of the Company’s pharmaceutical products, and has had only a minor impact on sales of some of the Company’s medical products.

The Company does not anticipate that the pandemic will affect its ability to obtain raw materials and maintain production, and the Company has multiple sources for many of its raw materials. However, some of the Company’s raw materials have experienced price increases, which could impact the manufacturing cost of some of the Company’s products in the future. The Company may or may not be able to pass along and recoup these price increases, depending on the product. The Company expects to be able to maintain production levels sufficient to ship orders on a timely basis, subject to availability of truck drivers.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.          MINE SAFETY DISCLOSURES

NONE

ITEM 5.          OTHER INFORMATION

NONE

ITEM 6.          EXHIBITS

10.1*	Employment Agreement between Beatriz Blanco and the Company dated October 10, 2022

10.2*	Memorandum of Understanding (separation agreement) between Ken Globus and the Company effective November 1, 2022

31.1*	Certification of Beatriz Blanco, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2022	UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ BEATRIZ BLANCO
Beatriz Blanco
President

By: /S/ ANDREA YOUNG
Andrea Young
Chief Financial Officer