Form 10-K
period 2022-12-31
UNITED GUARDIAN INC
filed 2023-03-23
CIK 101295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $68,868,800 (based on a closing price of $14.99 per share). (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2023, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Items 10, 11, 12, and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference to our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 2022.

UNITED-GUARDIAN, INC.

This Annual Report on Form 10-K (“Annual Report”) contains both historical and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such "safe harbor" provisions and is including this statement for that express purpose. Words such as "anticipates", "believes", "expects", "intends", "future", and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect the Registrant's views as of the date of filing of this report with the United States Securities and Exchange Commission (the “SEC”) with respect to future events and financial performance, and are subject to a variety of factors that could cause the Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Registrant's operations, and other factors described in this report and in prior filings with the SEC. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Registrant, the Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. Past results are no guaranty of future performance.

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

PART I

Item 1. Business.

(a) Introduction

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. We also conduct research and product development, primarily related to the development of new and unique cosmetic ingredients. Our research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for our products. The Company also develops new products using natural and environmentally friendly raw materials, which is a priority to many of the Company’s cosmetic customers.

Our predecessor entity, United International Research, Inc. ("UIR"), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, the Company's Chairman and Director of Research until his death on April 9, 2009. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corporation ("Guardian"), an affiliate of UIR, whereby Guardian was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc. (New York) was merged with and into a newly formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile to the State of Delaware.

The cornerstone of our business is our product innovation. We use our product development and formulation expertise to maintain our market position and to propel future growth. We also focus on the development of new products that fill unmet market needs and have unique properties.

Our products are sold into stable and growing markets such as personal care, medical lubricants and pharmaceutical products. Our current product offerings include cosmetic ingredients, medical lubricants, pharmaceuticals and specialty industrial products. In the second quarter of 2023, we plan to discontinue the manufacturing and sale of our specialty industrial products. The decision to discontinue this product line was made based on the fact that these products represented less than 2% of our gross sales over the past several years, and the small production scale

Our product offerings are segregated into the following categories:

●

Cosmetic Ingredients: Cosmetic ingredients is an extensive line of multifactional water-based gel formulations designed to mainly offer sensory enhancement, lubrication, texture and moisturization to personal care products.

●	Medical Lubricants: Medical lubricants include a line of water-based gel formulations designed to mainly offer sensory enhancement and lubrication to medical products.

●

Pharmaceutical Products: Pharmaceutical products include an FDA approved prescription drug that is used primarily to prevent and to dissolve calcifications in urethral catheters, as well as a chlorine-based topical antimicrobial.

●

Industrial Products: Industrial products include cleaning solutions used in various industrial applications. As discussed above, we plan to discontinue the manufacturing and sale of these products beginning in the second quarter of 2023.

Our internet address is http://www.u-g.com. On this website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the U. S. Securities and Exchange Commission (“SEC”). These documents are also available in print to any stockholder who requests them. Information contained on our website is not part of this annual report on Form 10-K and is not incorporated by reference in this document. The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

UNITED-GUARDIAN, INC.

(b) Description of Business

We manufacture and market cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. We also conduct research and development, primarily related to the development of new and unique cosmetic ingredients. We focus on the development of products that fill unmet market needs, have unique properties, and use proprietary technology that we typically protect as trade secrets rather than with patents. Many of our products are marketed through collaborative agreements with larger companies.

The cosmetic ingredients manufactured by us are marketed to end users through our worldwide network of distributors and are currently used by many of the major manufacturers of cosmetic products. We ship our cosmetic ingredients to our distributors Ex Works (“EXW”) from our facility in Hauppauge, New York. Those distributors in turn resell those products to their customers, who are typically the manufacturers and marketers of cosmetic and personal care products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at the discretion of the Company.

Our pharmaceutical products are sold primarily to several full-line drug wholesalers which in turn supply those products to pharmacies, physicians, and hospitals. We arrange for, and cover the cost of, shipping our pharmaceutical products, and sales of those products are final when shipped. They are returnable only under specific circumstances in accordance with pharmaceutical industry standards, such as if the products are (a) damaged when received; (b) defective; (c) too close to their expiration dates to sell; or (d) within a year after their expiration dates.

We operate in one business segment. Our products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical lubricants, and industrial products. Each product category is marketed differently.

Our cosmetic ingredients are currently marketed globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other specialty products. We sell our cosmetic ingredients directly to those distributors, which in turn resell those products to their customers for use in the formulation of one or more of the customers’ personal care and cosmetic products. Our non-pharmaceutical medical lubricants (referred to hereinafter as the Company’s “medical lubricants”) and our specialty industrial products are sold directly to marketers of finished products or to the contract manufacturers utilized by those marketers. We market our pharmaceutical products primarily through our dedicated Renacidin® website. The pharmaceutical products are sold to hospitals and pharmacies primarily through full-line drug wholesalers, which purchase our products outright for resale to their customers. We also sell a small quantity of pharmaceutical products directly to hospitals and pharmacies. Our products are sold under trademarks or trade names owned by the Company, some of which are registered with the United States Patent and Trademark Office as well as with comparable regulatory agencies in some foreign countries. We maintain a corporate website at www.u-g.com, and a specific website for Renacidin at www.renacidin.com.

All references in this Annual Report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales.”

PRODUCTS

As stated above, we operate in one business segment, and our product lines are separated into four distinct categories:

UNITED-GUARDIAN, INC.

COSMETIC INGREDIENTS

The cosmetic ingredients we manufacture are marketed and sold to the end users through our worldwide network of distributors. Our cosmetic ingredients are currently sold globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI is the exclusive distributor of our products in the United States, Canada, Asia, South & Central America, Mexico, Europe (all regions other than France, the United Kingdom, Italy & Switzerland), Scandinavia, Africa, Australia, the Middle East and Korea.

Our other distributors are: Azelis UK Ltd in the United Kingdom, Sederma SAS, a subsidiary of Croda International Plc. in France, Safic-Alcan S.p.A. in Italy, and Azelis Cosmetics GmbH in Switzerland.

We ship our cosmetic ingredients to our distributors EXW from our facility in Hauppauge, New York. The distributors resell the products to their customers, who are typically major manufacturers and marketers of cosmetic and personal care products. They utilize our products in their finished products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at our discretion.

We believe that in the event ASI were to cease marketing and selling our products, alternative distribution agreements could be signed with other global distributors of cosmetic ingredients. These new appointed distributors would continue supplying products to customers currently using our products, without any significant interruption of sales. We also believe that if we choose to replace one or more of our current distributors, we would be able to put in place new distribution agreements to service our customers in all the geographic areas affected. If necessary, we would also be able to sell directly to the end users of our products until a new distribution arrangement was put in place.

PRODUCTS - COSMETIC INGREDIENTS:

LUBRAJEL® is an extensive line of multifunctional water-based gel formulations designed to mainly provide sensory enhancement, lubrication, and texture to personal care products. Some of the Lubrajel products also offer skin moisturization benefits. Many of the Lubrajel products are biodegradable. The Lubrajel products are primarily used in skin care products such as moisturizers, anti-aging creams, body lotions, face serums, spa products and sunscreens. The Lubrajel products are also used in makeup products such as primers and foundations. Each Lubrajel product offers unique benefits for the formulation of skin care and color cosmetic products. The basic product line includes Lubrajel CG, Lubrajel DV, Lubrajel IIXD, Lubrajel MS, Lubrajel NP and Lubrajel Oil.

To address customer demand for preservative-free products, we developed and launched Lubrajel DV PF, Lubrajel IIXD PF, Lubrajel MS PF, Lubrajel Oil PF and Lubrajel PF. To address customer demand for phenoxyethanol-free products, we developed and launched Lubrajel DV free, Lubrajel IIXD free, Lubrajel MS free, Lubrajel NP Free and Lubrajel Oil free.

In the last few years, to meet the growing consumer demand for “green” and sustainable products, we have focused on developing and launching new products which only contain ingredients that are considered “natural”. The Lubrajel products in the new natural line have been certified by the Cosmetic Organic and Natural Standard (“COSMOS”). This standard is recognized globally by the cosmetic industry.

LUBRAJEL NATURAL was the first product that was launched using only ingredients that are considered natural. This is a unique formulation of natural polymers and glycerin. Lubrajel Natural imparts a light and velvety skin feel, improving the sensory characteristics of personal care formulations, while providing a powerful skin moisturizing effect.

LUBRAJEL MARINE™ was the second product that we developed for our new line of natural products. It was formulated using naturally derived polymers, with some of the ingredients sourced from marine vegetation. This product was developed jointly with ASI, and for that reason is being sold globally on an exclusive basis by ASI.

UNITED-GUARDIAN, INC.

Other products in the Lubrajel Natural line of Lubrajel products are:

LUBRAJEL OlL NATURAL was developed as a ”green”, low viscosity alternative. Lubrajel Oil Natural is a unique formulation of the natural film former pullulan, cellulose gum, xanthan gum and glycerin. It imparts a silky, silicone-like skin feel and a long playtime as well as moisturization. Lubrajel Oil Natural makes possible the creation of smooth, luxuriant textures without adding viscosity. Since it also has good clarity, it is an excellent choice for clear formulations.

LUBRAJEL TERRA is a multifunctional, moisturizing hydrogel with unique aesthetic qualities for natural formulations. Lubrajel Terra’s synthetic-like texture can be attributed to the novel complex of polysaccharides, Konjac Mannan, derived from the Asian plant, Amorphophallus Konjac, also known as Devil’s Tongue, and Galactoarabinan, derived from the Larch tree, which are acclaimed for their outstanding moisture retaining and film forming properties, as well as cellulose gum.

In addition to the Lubrajel line of products, we also manufacture other cosmetic ingredients noted below: which accounted fortless than 10% of total sales in 2022:

B-122™ is a powdered lubricant used in the manufacture of certain cosmetics, such as pressed powders, eyeliners, and rouges, as well as some industrial products. The product acts as a binder, increases water-repellency and drop strength, and lowers the coefficient of friction in the products in which it is used.

ORCHID COMPLEX™ is an oil-based extract of fresh orchids. It is characterized by its excellent lubricity, spreadability, light feel, and emolliency. Because of its alcohol solubility it may also be used in fragrance products, such as perfumes and toiletries. Its emolliency makes it an excellent additive to shampoos, bath products and facial cleansers.

LUBRASIL™ II SB is a special formulation of Lubrajel in which silicone oil is incorporated into a Lubrajel base using proprietary technology that enables the product to maintain much of the clarity of regular Lubrajel. The product has a silky feel and is water resistant while at the same time providing moisturization.

Sales of our cosmetic ingredients represented approximately 41% of total our total sales for the year ended December 31, 2022.

We believe that there is potential to continue growing the sales of our cosmetic ingredients through new product development, development of new product applications, development of additional claim substantiations, and geographic expansion. Although we have experienced significant pricing pressure from low-cost competitors, we believe that we can compete with these low-cost competitors because our customers value our innovation capabilities, the quality of our products, the reliability of supply and the outstanding technical support.

MEDICAL LUBRICANTS

Our medical lubricants are sold directly to manufacturers and marketers of finished products or to the contract manufacturers utilized by those companies. Sales of our medical lubricants are shipped EXW from our facility in Hauppauge, New York. Sales are deemed final upon shipment, and we have no obligation to repurchase or allow the return of these goods unless they are defective.

PRODUCTS – MEDICAL LUBRICANTS

Our medical lubricants are also sold under the Lubrajel brand since they are water-based gel formulations designed to mainly provide sensory enhancement and lubrication to medical products. The Lubrajel medical lubricant products are primarily used in catheters, condoms, personal lubricants and in oral care applications such as mouth washes.

UNITED-GUARDIAN, INC.

Currently, we offer six medical lubricant products for catheter lubrication, one product for the lubrication of condoms and one product for oral care. In addition, we develop and sell customized exclusive products for all these applications.

Our medical lubricants include the following:

LUBRAJEL MG was the first medical lubricant product developed by the Company. It has been used by many medical device manufacturers for lubricating urinary catheters, pre-lubricated enema tips, and other medical devices.

LUBRAJEL MGL is a medical lubricant with a lower viscosity than our standard medical lubricant, Lubrajel MG. It can be used as a general and instrument lubricant for use during physical exams. It can be applied to catheters, thermometers and other instruments to ensure ease of use and patient comfort.

LUBRAJEL RR and RC are both water-based gels used primarily as lubricants for urinary catheters. Lubrajel RR and Lubrajel RC can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. Lubrajel RR was the first radiation resistant Lubrajel product. Lubrajel RC was developed as a lower-cost alternative to Lubrajel RR for those customers who are in more cost-sensitive markets.

LUBRAJEL FLUID is a water-based condom lubricant designed as an alternative to traditional silicone-based lubricants. The water-based formula cleans up easily with soap and water and does not stain clothing. The lubrication system employed in Lubrajel Fluid is specifically designed to be compatible with traditional condom release powders, which are used during the manufacture of latex condoms.

LUBRAJEL LC, LUBRAJEL BA and LUBRAJEL FA are Lubrajel formulations that were developed for use in oral care applications.

Sales of medical lubricants represented approximately 19% of our total sales for the year ended December 31, 2022.

We believe that there is potential to continue growing the sales of our medical lubricants through new product development, development of new product applications, and geographic expansion.

PHARMACEUTICALS

We sell our pharmaceutical products primarily to full-line drug wholesalers, which in turn supply those products to pharmacies, physicians, hospitals, long-term care facilities, the U.S. Department of Veterans Affairs, and other government agencies. We also sell a small quantity of pharmaceutical products directly to hospitals and pharmacies. We arrange for, and cover the cost of, shipping our pharmaceutical products, and sales of those products are final when shipped. The pharmaceutical products are returnable only under specific circumstances in accordance with pharmaceutical industry standards, such as if the products are (a) damaged when received; (b) defective; (c) too close to their expiration dates to sell; or (d) within a year after their expiration dates. These return policies are in conformance with standard pharmaceutical industry practice.

PRODUCTS - PHARMACEUTICALS

RENACIDIN is a prescription drug approved by the FDA that is used primarily to prevent and to dissolve calcifications in urethral catheters. We maintain a specific website dedicated to this product at www.renacidin.com.

UNITED-GUARDIAN, INC.

CLORPACTIN® WCS-90 is a chlorine-based drug that is marketed as a topical antimicrobial and is also used in urology. It is also a powerful disinfectant, fungicide, and deodorizer.

Our pharmaceutical products represented 39% of our total sales for the year ended December 31, 2022.

We believe that there is potential to grow the sales of our pharmaceutical products through geographic expansion.

INDUSTRIAL PRODUCTS

DESELEX™ is a sequestering and chelating agent that is used primarily as a replacement for phosphates in the manufacture of detergents. It also has some use in personal care products as a chelating agent in shampoos and body washes. In March 2022, we discontinued this product due to minimal sales and a significant increase in raw material costs.

THOROCLENS is a chlorine-based industrial cleanser which we manufacture and package for a small company in New England. Beginning in the second quarter of 2023, we will discontinue the manufacturing and sale of this product.

FOREIGN SALES

For the years ended December 31, 2022 and 2021, approximately 25% and 20%, respectively, of our sales revenue was from foreign sources, and was derived from (a) sales of our cosmetic ingredients to foreign distributors, which accounted for approximately 9% of sales in both 2022 and 2021, and (b) sales of medical lubricants directly to certain customers in foreign countries, which accounted for approximately 16% and 11% of our sales revenue for the years ended December 31, 2022 and 2021, respectively.

Because all shipments to our largest distributor, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are considered domestic sales, even though a significant percentage of ASI’s sales of our products are to customers in foreign countries. Based on sales information provided by ASI, 66% of ASI’s sales of our products in 2022 were to customers in foreign countries, compared with 74% in 2021. ASI’s largest foreign market in both 2022 and 2021 was China, which accounted for approximately 38% of ASI’s sales of our products in 2022 and 42% in 2021.

Since sales of our products are denominated in U.S. Dollars, our selling prices are generally not affected by fluctuations in foreign currency exchange rates, except to the extent that a stronger dollar compared with foreign currencies can make our products less competitive in foreign markets, sometimes requiring adjustments to our prices in order to be more competitive. The strengthening of the U.S. dollar in 2022, which reached its highest level in 20 years, made our products less competitive and they became pricier in other countries. We continue to work closely with our network of distributors to price our products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and expand our customer base.

DOMESTIC SALES

For the years ended December 31, 2022 and 2021, approximately 75% and 80%, respectively, of our sales were from domestic sources.

COSMETIC INGREDIENTS:

In the United States, our cosmetic ingredient products are marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”). That agreement was for the marketing of the Company’s cosmetic ingredients in North, Central, and South America. Since that time, this initial agreement has been modified and expanded multiple times (see “Marketing Agreements” below), most recently in 2019 when Korea was added to ASI’s marketing territory. ASI also has the exclusive right to market four of the Company’s products globally: Lubrajel Marine, which was the second product in our Lubrajel Natural line of products; Lubrajel BA, an oral care product which was specifically developed for ASI in 2012; and two of our preservative-free products, Lubrajel Oil PF and Lubrajel II XD PF. The current agreement with ASI automatically renewed on January 1, 2022 and will automatically renew again on January 1, 2024 unless either party chooses to terminate, which can be done by giving 60 days’ notice prior to the then expiration date.

UNITED-GUARDIAN, INC.

Domestic sales of cosmetic ingredients accounted for approximately 32% of total sales in 2022, compared with 41% in 2021. Sales to our largest distributor, ASI, accounted for approximately 32% of total sales in 2022 and 42% of sales in 2021.

PHARMACEUTICALS:

Our pharmaceutical products are marketed only in the United States and are sold primarily through full-line drug wholesalers. Sales of those products accounted for approximately 39% of sales in 2022, compared with approximately 34% in 2021.

During 2022 and 2021, we participated in various government drug rebate programs related to the sale of Renacidin®, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require us to sell our product at a discounted price, typically given in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

MEDICAL LUBRICANTS:

We sell our medical lubricants directly to end users or to contract manufacturers utilized by the end users. Domestic sales of medical lubricants accounted for approximately 3% of our total sales in 2022, compared with 4% in 2021. Although all shipments of medical lubricants to U.S. locations are considered domestic sales, a percentage of those shipments are subsequently shipped by some customers to foreign manufacturing facilities, which then produce finished products that could be marketed globally.

INDUSTRIAL PRODUCTS:

Domestic sales of our specialty industrial products accounted for less than 2% of our sales in both 2022 and 2021. These products are sold directly to end-user customers or their contract manufacturers, who incorporate these products into their finished products. We will discontinue manufacturing and distribution of these products in the second quarter of 2023. because sales of these products represent less than 2% of total sales, and the small production scale.

ISO 9001:2015 CERTIFICATION

On July 23, 2018, we were certified by DQS Inc. to be in compliance with the latest ISO standard, ISO 9001:2015, indicating that our documented procedures and overall operations had attained the high level of quality needed to comply with this current ISO certification level.

Our current ISO 9001:2015 certification is valid through July 22, 2024. We have been in continuous compliance with ISO standards since November 1998. Between November 1998 and December 2003, we were registered under the ISO 9002 standard. From December 2003 to December 2009, we were registered under the ISO 9001:2000 standard. From December 2009 to July 2018, we were registered under the ISO 9001:2008 standard.

UNITED-GUARDIAN, INC.

COMPETITION

We primarily compete in the specialty ingredients/products space. The participants in this space offer a broad range of product lines designed to meet specific customer needs. Competition is largely based on product performance, price, quality, service, product availability, security of supply, and responsiveness of product development in cooperation with customers. Many key competitors are significantly larger than us and have greater financial resources, leading to greater operating and financial flexibility.

To improve our competitive position, we are strengthening our core capabilities and investing in product development, especially in naturally derived products. We will also continue providing high-quality products, excellent technical service and continue to be a reliable supplier.

INTELLECTUAL PROPERTY

In recent years. we have elected to rely on trade secret protection to protect our intellectual property for proprietary product formulations and manufacturing methods. We will file for patent protection in situations where we believe that relying on trade secret protection alone would not provide sufficient protection.

We own the Lubrajel®, Renacidin®, and Clorpactin® trademarks.

RAW MATERIALS

We purchase raw materials from multiple sources in the United States and believe that raw material supplies will be available in quantities sufficient to meet demand in 2023. Although some of those raw materials may be manufactured overseas, all of our suppliers are located within the United States. All of our products were impacted, to varying degrees, by the volatility of raw material costs during 2022, and these conditions are likely to continue in 2023.

The principal raw materials we use consist of common industrial organic and inorganic chemicals. We have six major raw material vendors that together accounted for approximately 90% of our raw material purchases in 2022 and 94% in 2021.

INVENTORIES, RETURNS, and ALLOWANCES

We believe it is important to maintain moderate inventory levels of certain of our finished goods in order to fulfill purchase orders in a timely manner. Historically, sufficient inventory levels, returns, and allowances have not been a significant factor in our business.

BACKLOG

We do not currently have any significant backlog of orders.

SEASONALITY

Due to the nature of our business and the types of products that we market, we are not subject to any significant seasonal fluctuations in sales.

CUSTOMERS

Our cosmetic ingredients are currently marketed and sold globally by five distributors. Those distributors, in turn, market and distribute those products to their customers. Although we depend on these distributors for the marketing and distribution of our cosmetic ingredients, we believe that if any of our distributors were to decide not to sell our products, or if we chose to replace one or more of those distributors, we would be able to put new marketing agreements in place to service our customers in all the geographic areas affected. If necessary, we would also be able to sell directly to the end users of our products until such time as a new distributor is put in place.

UNITED-GUARDIAN, INC.

Our pharmaceutical products are sold to, and distributed by, full-line drug wholesalers throughout the United States. Our medical and specialty industrial products are sold directly by us to the end users of those products or, in some cases, to contract manufacturers used by some of those end users.

RESEARCH AND DEVELOPMENT

Our research and development (“R&D”) team’s main focus is to develop new products and product-line extensions. The product development activities are focused on developing products for identified customers and market needs. We frequently collaborate with customers to develop the desired product to meet their specific needs. The R&D team also provides technical support services to assist our customers with application development and co-development. In addition, the R&D team provides ongoing technical assistance and know-how to quality assurance and manufacturing personnel to ensure consistent standards for our products and to deliver environmentally responsible products that exceed customer expectations.

Our research and development expenses in 2022 were $490,770 compared with $478,642 in 2021. We expect our research and development expenses in 2023 to be higher than those of 2022 in order to support innovation and growth. Any additional increase in R&D expenses will also depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

We require all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

GOVERNMENT REGULATION

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of our products. Some of the products we develop and sell in the United States may require approval from federal regulatory agencies, such as the U.S. Food & Drug Administration (“FDA”), as well as state regulatory agencies. Some products sold outside the United States may require approval from foreign regulatory agencies.

Our operations and many of our products are subject to chemical control laws. These laws include regulation of chemical substances and inventories under and the Registration, Evaluation and Authorization of Chemicals (“REACH”) regulation in Europe, Right to Know laws under the Global Harmonized System (“GHS”) for hazard communication, and the regulation of chemicals used in the manufacture of pharmaceuticals and personal care products and contact food under the Food, Drug and Cosmetics Act in the United States. We are an FDA Drug Establishment registered site.

We are required to comply with all pertinent current Good Manufacturing Practices of the FDA for medical devices and drugs our products may be subject to. Accordingly, the regulations to which we and certain of our products may be subject, and any changes with respect thereto, may materially affect our ability to produce and market new products..

Our present and future activities are, and will likely continue to be, subject to varying degrees of additional regulation under the Occupational Safety and Health Act, Environmental Protection Act, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

Portions of our operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2022 and 2021, we incurred approximately $39,000 and $32,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on our results of operations as a result of compliance with environmental laws.

UNITED-GUARDIAN, INC.

EMPLOYEES HEALTH AND SAFETY

We value all of our employees, suppliers, customers and distributors as well as the broader environment in which we all live and work. We are committed to protecting the safety, health and security of our employees and that of the environment in which we operate. We are further committed and have implemented strict policies against anti-discrimination, anti-harassment and anti-bulling, and will not compromise employee health and safety or the environment for profit.

ENVIRONMENTAL AND CORPORATE SOCIAL RESPONSIBILITY

We have a proactive mindset for sustainability. We are committed to sustainable growth and minimizing our impact on the local community and the environment. We are committed to measuring and monitoring our impact on the environment and, where appropriate, making improvements. We comply in all material respects with all federal, state and local environmental regulations.

We have recently established a carbon footprint monitoring program. In 2023, we will be setting goals in order to minimize our impact on the environment. We have also joined initiatives for core raw materials, such as the Roundtable on Sustainable Palm Oil (“RSPO”), to ensure that we support suppliers in protecting the environment and the people in it. We are committed to using green chemistry principles to produce biodegradable, natural, and safe products with renewable feedstocks.

SOLID WASTE

We do not produce hazardous waste. We comply with U.S. Environmental Protection Agency (“EPA”) and Department of Transportation’s (“DOT”) regulations for the disposal of the solid waste.

WATER

We comply in all material respects with all laws and regulations on water discharge.

ECOVADIS

We joined EcoVadis as part of our commitment to Corporate Social Responsibility (“CSR”). EcoVadis is a global leader in guiding, measuring, and improving corporate environmental and social responsibility and sustainability performance. The EcoVadis assessment measured 21 key issues centered around the environment, labor & human rights, ethics, and sustainable procurement. In its latest evaluation we scored in the top 15% of companies evaluated.

As part of the assessment, it was determined that we were strong in the following four areas:

1)	Environmental
a)	Company-specific emergency preparedness and response procedure regarding customer health and safety
b)	Measures to detect and/or eliminate accidental water contamination
c)	Formalized procedure related to materials/chemicals management
d)	Provision of Safety Data Sheets
e)	Employee awareness/training program on transportation of hazardous materials
f)	Measures to avoid emissions of dust or particles

UNITED-GUARDIAN, INC.

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
e)	Bonus scheme related to Company performance
f)	Heath care coverage of employees in place
g)	Whistleblower procedure on discrimination and harassment
h)	Awareness training regarding diversity, discrimination and/or harassment
i)	Regular assessment (yearly) of individual performance
j)	Active preventative measures for stress and noise
k)	Training of relevant employees on health and safety risks and best working practices

3)	Ethics
a)	Disciplinary sanctions to deal with policy violations
b)	Policy on information security
c)	Polices on corruption
d)	Whistleblower procedure to report ethics issues

4)	Sustainable Procurement

a)	RSPO Supply Chain Certification
b)	Formal assessment of supplier’s progress with regards to REACH requirements
c)	No use of tin, tantalum, tungsten, gold, and/or their derivatives

Areas that required continual improvements were reviewed, and programs and policies were implemented as follows:

1)	Environmental impact from product end of life: we joined a prescription take-back program for our pharmaceutical products in the state of California.

2)

Measures on energy consumption and GHG’s: we created a carbon footprint procedure that will roll out later in 2023 to assess our current energy consumption, with the goal of reducing that consumption in subsequent years.

3)	Established formal CSR Policy: we created a CSR policy to establish a framework for our commitment to sustainable performance.

HUMAN CAPITAL MANAGEMENT

We currently have 24 employees, 4 of whom serve in an executive capacity, 15 in research, quality control and manufacturing, 3 in maintenance and construction, and 2 in office and administrative support services. Of the total number of employees, 23 are full time.

COMPETITIVE PAY AND BENEFITS

We are committed to paying our employees in a fair and equitable manner, regardless of race, gender or country of origin. We believe employees should be compensated equitably based on performance, skills, and experience. We offers a competitive benefits program to support employees through all life stages.

INCLUSION AND DIVERSITY

We focus significant resources on developing and retaining diverse talent and are committed to actively creating a collaborative environment of innovation that leverages the talents of a diverse workforce to drive sustainable growth and create value for our shareholders, customers, employees, and the community in which we operate.

UNITED-GUARDIAN, INC.

TALENT MANAGEMENT

The talent management process includes a well-established performance management process that seeks to provide employees ongoing feedback to enhance their performance in support of business objectives.

Item 1A. Risk Factors.

The information to be reported under this item is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties

We own our principal office, manufacturing, and research and development facility consisting of a 50,000 square foot facility on a 2.7-acre parcel located at 230 Marcus Boulevard, Hauppauge, New York 11788. Of the 50,000 square feet, approximately 30,000 square feet is manufacturing space, 15,000 square feet is warehouse space, and 5,000 square feet is office and laboratory space. We have fully developed the 2.7 acres, and fully utilize the building occupying the land. We believe that the property is adequate for our immediately foreseeable needs. The property is presently unencumbered and adequately insured.

Item 3. Legal Proceedings

From time to time, we are subject to ordinary routine litigation and claims incidental to our business. We are not currently involved in any legal proceedings that we believe are material.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently traded on the NASDAQ Global Market, under the symbol “UG”

Holders of Record

As of March 1, 2023, there were 371 holders of record of Common Stock.

Cash Dividends

On May 10, 2022, our Board of Directors declared a semi-annual cash dividend of $0.37 per share, which was paid on June 1, 2022 to all stockholders of record as of May 23, 2022. On November 15, 2022, our Board of Directors declared a semi-annual cash dividend of $0.31 per share, which was paid on December 7, 2022 to all stockholders of record as of November 28, 2022.

On May 18, 2021, our Board of Directors declared a semi-annual cash dividend of $0.48 per share, which was paid on June 7, 2021 to all stockholders of record as of May 31, 2021. On November 16, 2021, our Board of Directors declared a semi-annual cash dividend of $0.65 per share, which was paid on December 7, 2021 to all stockholders of record as of November 29, 2021.

UNITED-GUARDIAN, INC.

Item 6. [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of the Coronavirus Pandemic, Global Supply Chain Instability and Inflation

While the coronavirus pandemic continues to impact certain areas of our operations, the current impact on our financial performance is coming primarily from 1) higher raw material costs and increased shipping costs, which had an impact on our gross profit margins during 2022, and 2) a decrease in cosmetic ingredient sales in China due to China’s zero-COVID mandate that was in effect for a substantial part of 2022.

The pandemic did not significantly affect our ability to obtain raw materials, but due to supply chain instability, we have experienced longer lead times and higher prices for many of our raw materials. The increased raw material prices had an impact on our gross profit margins in 2022 and may continue to have an impact on gross profit margins in upcoming quarters. In response to rising raw material prices, we have instituted price increases on many of our products, which will help to reduce the impact on our gross margins in the future.

As a result of the lingering effects of the coronavirus pandemic as described above, combined with global supply chain instability, there continues to be uncertainty regarding the potential impact on our operations or financial results. We believe that we are still unable to provide an accurate estimate or projection as to what the future impact of the pandemic will be on our future operations or financial results.

While it is unknown whether inflation will continue to increase or will begin to mitigate during 2023, continued inflation is likely to result in further increases in raw material costs, shipping costs, and internal labor costs, which could impact our future results of operations.

Critical Accounting Policies

Our financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions, which are continually evaluated. Note A, Nature of Business and Summary of Significant Accounting Policies, of the Notes to Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report includes a discussion of our significant accounting policies. The following accounting policies are those that we consider critical to an understanding of the financial statements because their application places the most significant demands on management’s judgment. Our financial results might have been different if other assumptions had been used or other conditions had prevailed.

Marketable Securities

Our marketable securities include investments in equity and fixed income mutual funds. Our marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Realized gains or losses on mutual funds are determined on a specific identification basis. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2022 and 2021, we did not record an impairment charge regarding our investment in marketable securities because our management believes, based on an evaluation of the circumstances, that the decline in fair value below the cost of certain of our marketable securities is temporary.

UNITED-GUARDIAN, INC.

Revenue Recognition

We record revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” Under this guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Our principal source of revenue is product sales.

Our sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period in which the revenue is recognized. Such deductions, primarily related to the sale of our pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with our current participation in Medicare programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2022 and 2021, we participated in various government drug rebate programs related to the sale of Renacidin®, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require us to sell our products at a discounted price, typically in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, we recognize revenue from sales of our products when those products are shipped, which is when our performance obligation is satisfied. Our cosmetic products are shipped “Ex-Works” from our facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of our medical lubricant products are deemed final upon shipment, and we have no obligation to repurchase or allow the return of these goods unless they are defective. Sales of our pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product is too close to its expiration date for the customer to sell; or (d) the product is expired but is not more than one year after its expiration date. These return policies are in conformance with standard pharmaceutical industry practice. We estimate an allowance for outdated material returns based on previous years’ historical returns of our pharmaceutical products.

We do not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. We have not experienced significant fluctuations between estimated allowances and actual activity.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms, which vary depending on the customer, range between 30 and 60 days. We use our judgment on a case-by-case basis to determine our ability to collect outstanding receivables and provide allowances for any receivables for which collection has become doubtful. As of December 31, 2022 and December 31, 2021, the allowance for doubtful accounts receivable was $20,063 and $20,252, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

We have distribution agreements with certain distributors of our pharmaceutical products that entitle those distributors to distribution and services-related fees. We record distribution fees, and estimates of distribution fees, as offsets to revenue.

UNITED-GUARDIAN, INC.

Accounts Receivable Allowance

We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by a review of current credit information. We continuously monitor collection and payments from customers and maintain an allowance for doubtful accounts based upon historical experience, anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While our credit losses have historically been low and within expectations, we may not continue to experience the same credit loss rates that have historically been attained. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows.

Inventory Valuation Allowance

In conjunction with our ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis. Based on these projections, management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers. Although we believe that we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pull back from their expected order levels, may result in the recognition of larger-than-anticipated write-downs. We have performed an evaluation of our inventory on hand as of December 31, 2022, and believe the reserve is adequate to cover any slow-moving or obsolete inventory. We do not believe the value of our finished products, work in process or raw material inventories have been adversely affected by the current inflationary environment.

RESULTS OF OPERATIONS

Sales

Sales decreased by approximately 9%, from $13,929,629 in 2021 to $12,698,503 in 2022. The decrease in sales was primarily due to a decrease in sales of our cosmetic ingredient products, specifically a decrease of 28% in sales to our largest distributor, ASI, in 2022 compared with 2021.

(a)	Cosmetic Ingredients

Sales of our cosmetic ingredients decreased by approximately 25%, from $6,872,714 in 2021, to $5,167,909 in 2022. The decrease in sales of cosmetic ingredients was caused by the following factors: 1) supply chain issues faced by certain contract manufactures caused them to overstock products in 2021 in order to avoid not being able to obtain products in 2022, which resulted in a reduction of purchases of these products by certain contract manufacturers in 2022, and 2) lower demand in Asia, especially in China, due to China’s zero-COVID mandate that was in place for much of 2022. Sales to our other four distributors decreased by a net of approximately 11%, and sales to four of our small direct cosmetic ingredient customers decreased by approximately 54%.

We continue to experience global competition from Asian and European companies that manufacture and sell products that are competitive with our products. These competitive products are usually sold at a lower price than our products; however they may not compare favorably to the level of performance and quality of our products.

The strengthening of the U.S. dollar in 2022, which reached its highest level in 20 years, made our products less competitive, as they became more expensive in other countries. We continue to work closely with our network of distributors to price our products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and expand our customer base.

UNITED-GUARDIAN, INC.

We expect that this competitive environment will continue in 2023 and we plan to enhance our competitive position by strengthening our core capabilities and investing in new products, especially in the area of naturally-derived products. We will also continue providing high-quality products, excellent technical support, and the reliability our customers have come to expect from us.

.

(b)	Pharmaceuticals

Because there are fees, rebates, and allowances associated with sales of our two pharmaceutical products, Renacidin and Clorpactin, discussion of our pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Gross sales of our two pharmaceutical products, Renacidin and Clorpactin, together increased by 3%, from $5,748,244 in 2021 to $5,929,216 in 2022. Gross sales of Renacidin increased by 3%, from $5,041,460 in 2021 to $5,181,190 in 2022, and gross sales of Clorpactin increased by 6% from $706,784 in 2021 to $748,026 in 2022.

Net sales of our pharmaceutical products increased by approximately 4% in 2022 compared with the same period in 2021. The increase in net sales was due to the combination of 1) an increase in gross sales of both of our pharmaceutical products, and 2) a decrease in certain pharmaceutical-related rebates and allowances. The decrease in pharmaceutical-related rebates and allowances in 2022 was primarily due to a decrease in rebates on sales of our products to the VA and a reduction in sales returns.

(c)	Medical Lubricants

Sales of our medical lubricants increased by approximately 14% in 2022, from $2,171,204 in 2021 to $2,470,163 in 2022. The increase in sales was driven by higher demand from one of our larger contract manufacturer customers located in China, whose sales doubled in 2022 compared to 2021.

(d)	Industrial Products

Sales of our industrial products decreased by 22% in 2022 compared with 2021. We plan on discontinuing the manufacturing and sales of specialty industrial products in the second quarter of 2023. These products sales represent less than 2% of total sales.

Gross Profit on Sales

Gross profit on sales was 53% in 2022 compared with 59% in 2021. The decrease in gross profit was due to 1) a decrease in sales of our cosmetic ingredients in 2022 compared to 2021. These products carry a higher profit margin than our pharmaceutical products. In 2022, our pharmaceutical sales as a percentage of gross sales was 43% compared to 38% in 2021; 2) increased raw material and shipping costs in 2022 compared with 2021; 3) the recording of $206,621 in rebates payable to one of our marketing partners during 2022; and 4) the recording of a one-time Employee Retention Credit (“ERC”) in the amount of approximately $105,000 in 2021, which reduced cost of sales during that period.

Operating Expenses

Operating expenses increased by approximately 7%, from $2,035,970 in 2021 to $2,174,127 in 2022. The increase was mainly attributable to the following factors: 1) increases in fees paid to the independent members of our Board of Directors during 2022 for special projects; 2) an increase in payroll and payroll related expenses, insurance expense and utilities; and 3) the recording of a one-time ERC in the amount of approximately $31,000 in 2021, which reduced operating expenses for that period. We anticipate that operating expenses will remain relatively consistent for 2023.

UNITED-GUARDIAN, INC.

Research and Development Expenses

Research and development expenses increased by approximately 3%, from $478,642 in 2021 to $490,770 in 2022. The increase was primarily related to an increase in payroll and payroll related expenses combined with the recording of an ERC during 2021 in the amount of $28,000 which reduced R&D expenses for that period.

Investment Income

Investment income increased by approximately 1%, from $233,857 in 2021 to $236,695 in 2022. The increase was due to an increase in dividend income from both stock and bond mutual funds.

Net loss on Marketable Securities

The net loss on marketable securities increased from a net loss of $23,018 in 2021 to a net loss of $1,046,245 in 2022. The increased loss was primarily due to 1) the recognition of increased unrealized losses during 2022 due primarily to rising interest rates combined with the downward trajectory of the financial markets during 2022. Our portfolio of marketable securities is predominantly invested in fixed income mutual funds. When interest rates began to rise during the year, the value of these funds declined; and 2) increased realized losses on those same fixed income mutual funds that were sold during the year. During 2021, we recognized realized gains of $111,917 from the sale of marketable securities, while in 2022, we recorded $364,074 in realized losses from the sale of marketable securities.

Provision for Income Taxes

The provision for income taxes decreased from $1,219,383 in 2021 to $658,168 in 2022. This decrease was due to a decrease in income before taxes. Our effective income tax rate was 20.4% in 2022 and 20.7% in 2021.

Liquidity and Capital Resources

Working capital decreased from $9,245,629 at December 31, 2021 to $8,596,939 at December 31, 2022. The current ratio increased from 5.0 to 1 at December 31, 2021 to 7.3 to 1 at December 31, 2022. The decrease in working capital was mainly due to a decrease in marketable securities and accounts receivable.

Accounts receivable (net of allowance for doubtful accounts) as of December 31, 2022 decreased from $1,813,346 in 2021 to $1,427,576 in 2022. The decrease in accounts receivable was due to a decrease in sales during the third and fourth quarter of 2022. The receivables turnover, or “Days Sales Outstanding”, for 2022, was 47 days, compared with 42 days in 2021. The increase in Days Sales Outstanding was primarily due to an increase in the sales of our medical lubricant products in 2022. These products are primarily sold to customers located overseas and the payment terms for these customers is typically 60 days, as compared with 30-45 days for our domestic customers. The allowance for doubtful accounts receivable decreased from $20,252 in 2021 to $20,063 in 2022, and we believe that the net balance of our accounts receivable as of December 31, 2022 was, and continues to be, fully collectible.

We generated cash from operations of $2,525,169 in 2022 compared with $5,313,277 in 2021. The decrease in 2022 was primarily due to a decrease in net income in 2022 compared with 2021, combined with decreases in accounts payable, accrued expenses and deferred revenue.

Net cash provided by investing activities was $897,562 for the year ended December 31, 2022. Net cash used in investing activities was $183,475 for the year ended December 31, 2021. The increase in net cash provided by investing activities was mainly due an increase in net proceeds from the sale of marketable securities combined with a decrease in acquisitions of property, plant and equipment in 2022 compared with 2021.

UNITED-GUARDIAN, INC.

Net cash used in financing activities was $3,123,492 and $5,190,033 for the years ended December 31, 2022 and 2021, respectively. The decrease was due to the payment of lower dividends in 2022 compared with 2021. During 2022, we paid dividends of $0.68 per share compared with $1.13 per share in 2021.

We believe that our working capital is sufficient to support our operating requirements for the next fiscal year. Our long-term liquidity position will be dependent upon our ability to generate sufficient cash flow from profitable , and we expect to continue to use our cash to make dividend payments, purchase marketable securities, and to take advantage of other opportunities that may arise that are in the best interest of our Company and our shareholders.

We expect to incur costs of approximately $100,000 in the first six months of 2023 in connection with an upgrade to our building sprinkler system.

We have no off-balance-sheet transactions that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

New Accounting Pronouncements

See Note “A” to the financial statements regarding new accounting pronouncements, which note is incorporated herein by reference.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2022. On the basis of that evaluation, management concluded that our disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Since we are a non-accelerated filer, management’s report is not subject to attestation by our registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. As a result, this Annual Report contains only management’s report on internal controls.

UNITED-GUARDIAN, INC.

(c)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2022 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

(d)	Limitations of the Effectiveness of Internal Controls

The effectiveness of our system of disclosure controls and procedures and internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating the control system, the assumptions used in identifying the likelihood of future events, and the inability to eliminate fraud and misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures and internal control over financial reporting will detect all errors or fraud. However, our control systems have been designed to provide reasonable assurance of achieving their objectives, and our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures and internal control over financial reporting are effective at the reasonable assurance level.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2023 Proxy Statement.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees serving in any capacity, including the Chief Executive Officer and/or President, Chief Financial Officer, and Principal Accounting Officer. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.u-g.com/corporate. If applicable, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to the Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer by posting this information on our website.

UNITED-GUARDIAN, INC.

AUDIT COMMITTEE

We have an Audit Committee (“Committee”) that is currently composed of three independent members of our Board of Directors, as well as an additional outside director that has expertise in both accounting and financial reporting, who acts as an advisor to the Committee. The members of the Committee are elected annually by the Board of Directors. The Committee was established for the purpose of assisting the Board of Directors in fulfilling its oversight responsibilities, including (a) overseeing our accounting and financial reporting processes, including preparation of financial statements and audits; (b) assuring compliance with all applicable legal, regulatory, and ethical responsibilities; (c) evaluating the qualifications and independence of our independent registered public accounting firm; and (d) assessing the effectiveness of our internal controls and risk management procedures. The Committee currently meets five times a year and is governed by a charter that was adopted in 2006 and updated in 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees that have been billed by Baker Tilly US, LLP (“Baker Tilly”), our principal accountants, for the quarterly reviews of our financial statements for the first, second and third quarters of 2021 and the audit of our financial statements for the 2021 fiscal year were $90,500.

The aggregate fees that have been, or are expected to be, billed by Baker Tilly for the quarterly reviews of our financial statements for the first, second and third quarters of 2022 and the audit of our financial statements for the 2022 fiscal year are $97,000.

Audit-Related Fees

During 2022, there were no fees paid to Baker Tilly in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Baker Tilly for the last two fiscal years that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

UNITED-GUARDIAN, INC.

Tax Fees

There were no fees billed by Baker Tilly during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed by Baker Tilly in 2022 or 2021.

PART IV

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

UNITED-GUARDIAN, INC.

Date: March 16, 2023	By:	/s/ Beatriz Blanco
Beatriz Blanco
President and Director

UNITED-GUARDIAN, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Beatriz Blanco	President (Principal Executive Officer); Director	March 16, 2023
Beatriz Blanco

By:	/s/ Andrea J. Young	Chief Financial Officer (Controller, Principal Financial Officer,	March 16, 2023
	Andrea J. Young	and Principal Accounting Officer); Treasurer; Secretary

By:	/s/ Lawrence F. Maietta	Director; Advisor to the Audit Committee	March 16, 2023
Lawrence F. Maietta

By:	/s/ Arthur M. Dresner	Director; Chairman of the Audit Committee	March 16, 2023
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director; Audit Committee member	March 16, 2023
Andrew A. Boccone

By:	/s/ S. Ari Papoulias	Director; Audit Committee member	March 16, 2023
S. Ari Papoulias

By:	/s/ Ken Globus	Chairman of the Board of Directors	March 16, 2023
Ken Globus

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit #	Description
2.1

Certificate of Merger of United-Guardian, Inc. (New York) with and into United-Guardian, Inc. (Delaware) as filed with the Secretary of State of the State of Delaware on September 10, 1987. (Incorporated by reference to Exhibit 3(b) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988)

3.1	Certificate of Incorporation of the Company as filed April 22, 1987 (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987)
3.2	By-laws of the Company (Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K, dated September 21, 1987)
4.1	Specimen Certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4(a) of the Registrant's Annual Report on Form 10-K for the fiscal year ended February 29, 1988)
10.1

Qualified Retirement Income Plan for Employees of the Company, as restated April 1, 1976 (Incorporated by reference to Exhibit 11(c) of the Registrant's Registration Statement on Form S-1 (Registration No. 2-63114) declared effective February 9, 1979)

10.2

Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 (Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000)

10.3

Letter Amendment between the Company and ISP Technologies Inc. dated December 16, 2002 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 (Incorporated by reference to Exhibit 10(d) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002)

10.4

Letter Amendment between the Company and ISP Technologies Inc. dated December 20, 2005 amending the Exclusive Distributor Agreement between the Registrant and ISP Technologies Inc. dated July 5, 2000 and amended on December 31, 2002 (Incorporated by reference to Exhibit 10(d) of the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005)

10.5

Letter Amendment between the Company and ISP Technologies Inc. dated May 5, 2010 amending the Exclusive Distributor Agreement between the Company and ISP Technologies Inc. dated July 5, 2000 and amended on December 16, 2002 and December 20, 2005 (Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010)

10.6

Manufacturing and Supply Agreement between the Company and Smiths Medical ASD, Inc. signed November 12, 2013 and effective as of November 1, 2013 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K dated and filed November 18, 2013)

10.7**

Employment agreement between Beatriz Blanco and the Company dated October 10, 2022 (Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended September 30, 2022)

UNITED-GUARDIAN, INC.

10.8**

Memorandum of Understanding (separation agreement) between Ken Globus and the Company effective November 1, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended September 30, 2022)

14.1	Code of Ethics and amendments thereto (Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Joint certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS***	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Label Presentation Document
104***	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1).

* Filed herewith.

** Management contract or compensatory arrangement.

*** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under these sections.

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

(For the years ended December 31, 2022 and 2021)

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United-Guardian, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United-Guardian, Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of income, stockholders' equity, and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Uniondale, NY

March 16, 2023

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2022	2021

Net sales	$12,698,503	$13,929,629

Costs and expenses:
Cost of sales	5,996,376	5,747,931
Operating expenses	2,174,127	2,035,970
Research and development	490,770	478,642
Total costs and expenses	8,661,273	8,262,543
Income from operations	4,037,230	5,667,086
Other (loss) income:
Investment income	236,695	233,857
Net loss on marketable securities	(1,046,245)	(23,018)
Total other (loss) income	(809,550)	210,839

Income before provision for income taxes	3,227,680	5,877,925

Provision for income taxes	658,168	1,219,383
Net income	$2,569,512	$4,658,542

Earnings per common share (basic and diluted)	$0.56	$1.01

Weighted average shares (basic and diluted)	4,594,319	4,594,319

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2022	2021

Current assets:
Cash and cash equivalents	$830,452	$531,213
Marketable securities	5,653,516	7,635,463
Accounts receivable, net of allowance for doubtful accounts of $20,063 in 2022 and $20,252 in 2021	1,427,576	1,813,346
Inventories (net)	1,672,012	1,410,789
Prepaid expenses and other current assets	201,846	192,579
Prepaid income taxes	185,228	---

Total current assets	9,970,630	11,583,390

Deferred income taxes, net	110,544	---

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,585,055	4,605,742
Building and improvements	2,895,742	2,853,718
Total property, plant and equipment	7,549,797	7,528,460

Less accumulated depreciation	6,990,636	6,869,598
Total property, plant, and equipment, net	559,161	658,862

TOTAL ASSETS	$10,640,335	$12,242,252

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2022	2021

Current liabilities:
Accounts payable	$30,415	$410,894
Accrued expenses	1,322,056	1,627,390
Deferred revenue	---	190,164
Income taxes payable	---	88,738
Dividends payable	21,220	20,575
Total current liabilities	1,373,691	2,337,761

Deferred income taxes (net)	---	83,222

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2022 and 2021, respectively	459,432	459,432
Retained earnings	8,807,212	9,361,837
Total stockholders’ equity	9,266,644	9,821,269
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,640,335	$12,242,252

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2022 and 2021

	Common stock
	Shares	Amount	Retained earnings	Total

Balance, January 1, 2021	4,594,319	$459,432	$9,894,875	$10,354,307

Net income	---	---	4,658,542	4,658,542

Dividends declared, not paid ($1.13 per share)	---	---	(1,547)	(1,547)

Dividends declared and paid ($1.13 per share)	---	---	(5,190,033)	(5,190,033)

Balance, December 31, 2021	4,594,319	$459,432	$9,361,837	$9,821,269

Net income	---	---	2,569,512	2,569,512

Dividends declared, not paid ($0.68 per share)	---	---	(645)	(645)

Dividends declared and paid ($0.68 per share)	---	---	(3,123,492)	(3,123,492)

Balance, December 31, 2022	4,594,319	$459,432	$8,807,212	$9,266,644

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2022		2021

Cash flows from operating activities:
Net income		$2,569,512	$4,658,542
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		135,396	145,977
Loss (gain) on sale of asset		2,445	(14,799)
Net loss on marketable securities		1,046,245	23,018
Allowance for doubtful accounts		(189)	6,235
Reserve for inventory obsolescence		29,000	---
Deferred income taxes		(193,766)	(68,462)
Decrease (increase) in operating assets:
Accounts receivable		385,959	(431,883)
Inventories		(290,223)	4,984
Prepaid expenses and other current assets		(9,267)	(31,371)
Prepaid income taxes		(185,228)	99,107
(Decrease) increase in operating liabilities:
Accounts payable		(380,479)	379,094
Accrued expenses		(305,334)	263,933
Deferred revenue		(190,164)	190,164
Income taxes payable		(88,738)	88,738
Net cash provided by operating activities		2,525,169	5,313,277

Cash flows from investing activities:
Acquisitions of property, plant and equipment		(75,179)	(116,375)
Proceeds from sale of asset		37,039	---
Purchases of marketable securities		(1,931,969)	(4,219,760)
Proceeds from sales of marketable securities		2,867,671	4,152,660
Net cash provided by (used in) investing activities		897,562	(183,475)

Cash flows from financing activities:
Dividends paid		(3,123,492)	(5,190,033)
Net cash used in financing activities		(3,123,492)	(5,190,033)

Net increase (decrease) in cash and cash equivalents		299,239	(60,231)
Cash and cash equivalents, beginning of year		531,213	591,444
Cash and cash equivalents, end of year		$830,452	$531,213

Supplemental disclosure of cash flow information
Taxes paid		$1,125,000	$1,100,000

Supplemental disclosure of non-cash items:
Dividends payable		$645	$1,547
Trade-in received from sale of asset	$	---	$29,000

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (the "Company") is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. It also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, Lubrajel® and Renacidin® Irrigation Solution (“Renacidin”) together accounted for approximately 92% and 93% of the Company’s sales for the years ended December 31, 2022 and December 31, 2021, respectively. Lubrajel accounted for approximately 59% and 64% of the Company’s sales for the years ended December 31, 2022 and December 31, 2021, respectively, and Renacidin accounted for approximately 33% and 29% of the Company’s sales for the years ended December 31, 2022 and December 31, 2021, respectively.

Impact of the Coronavirus Pandemic, Global Supply Chain Instability and Inflation

While the coronavirus pandemic continues to impact certain areas of the Company’s operations, the current impact on the Company’s financial performance is coming primarily from 1) higher raw material costs and increased shipping costs, which had an impact on the Company’s gross profit margins during 2022 and 2) a decrease in cosmetic ingredient sales in China due to China’s zero-COVID mandate that was in effect for a substantial part of 2022.

The pandemic did not affect the Company’s ability to obtain raw materials but due to supply chain instability, the Company experienced longer lead times and higher prices for many of its raw materials. The increased raw material prices had an impact on the Company’s gross profit margins in 2022 and may continue to have an impact on gross profit margins in upcoming quarters. In response to the rising raw material prices the Company has instituted price increases on many of its products, which will help to reduce the impact on the Company’s gross margins in the future.

As a result of the lingering effects of the coronavirus pandemic as described above, combined with global supply chain instability, there continues to be uncertainty in regard to its future potential impact on the Company’s operations or financial results. The Company believes that it is still unable to provide an accurate estimate or projection as to what the future impact of the pandemic will be on its future operations or financial results.

While it is unknown whether inflation will continue to increase or will begin to decrease during 2023, continued inflation is likely to result in further increases in raw material costs, shipping costs, and internal labor costs, which could impact the Company’s results of operations.

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

UNITED-GUARDIAN, INC.

Accounts Receivable and Reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. The reserve for accounts receivable comprises the allowance for doubtful accounts. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating this reserve, including historical data, experience, customer types and credit worthiness, and economic trends. At December 31, 2022 and 2021, the allowance for doubtful accounts receivable amounted to $20,063 and $20,252, respectively. From time to time, the Company adjusts its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

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

The Company’s sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period in which the revenue is recognized. Such deductions, primarily related to the sale of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with the Company’s current participation in Medicare programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2022 and 2021, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require the Company to sell its product at a discounted price. The Company’s sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

UNITED-GUARDIAN, INC.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At December 31, 2022 and 2021, the Company had an allowance of $369,154 and $313,904, respectively, for possible outdated material returns, which is included in accrued expenses.

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

At December 31, 2021, the Company recorded an advance payment from one of its customers in the amount of $190,164, which was recorded as deferred revenue on the balance sheet. The related performance obligation associated with this payment was satisfied in the first quarter of 2022. No such advanced payment exists at December 31, 2022.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitles those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated net sales by product class are as follows:

	Years ended December 31,
	2022	2021

Cosmetic ingredients	$5,167,909	$6,872,714
Pharmaceuticals	4,943,605	4,735,324
Medical lubricants	2,470,163	2,171,204
Industrial and other	116,826	150,387
Total Net Sales	$12,698,503	$13,929,629

The Company’s cosmetic ingredients are currently marketed worldwide by five distributors, of which the United States (“U.S.”)-based ASI purchases the largest volume. For the years ended December 31, 2022 and 2021, approximately 25% and 20%, respectively, of the Company’s sales were to (a) its foreign-based distributors (which does not include ASI), which marketed and distributed the Company’s cosmetic ingredients to customers outside the U.S, and (b) a few foreign customers for the Company’s medical lubricants sold directly by the Company.

Disaggregated sales by geographic region are as follows:

	Years ended December 31,
	2022	2021

United States*	$9,537,124	$11,159,341
Other countries	3,161,379	2,770,288
Net Sales	$12,698,503	$13,929,629

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 66% of ASI’s sales in 2022 were to customers in foreign countries, compared with 74% in 2021. ASI’s largest foreign market in both 2022 and 2021 was China, which accounted for approximately 38% of ASI’s sales in 2022 and 42% of sales in 2021.

UNITED-GUARDIAN, INC.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2022, approximately $105,000 exceeded the FDIC limit.

Dividends

On May 10, 2022, the Company’s Board of Directors declared a semi-annual cash dividend of $0.37 per share, which was paid on June 1, 2022 to all stockholders of record as of May 23, 2022. On November 15, 2022, the Company’s Board of Directors declared a semi-annual cash dividend of $0.31 per share, which was paid on December 7, 2022, to all stockholders of record as of November 28, 2022. In 2022, the Company declared a total of $3,124,137 in dividends, of which $3,123,492 was paid. The balance of $645 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

On May 18, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.48 per share, which was paid on June 7, 2021 to all stockholders of record as of May 31, 2021. On November 16, 2021, the Company’s Board of Directors declared a semi-annual cash dividend of $0.65 per share which was paid on December 7, 2021 to all stockholders of record as of November 29, 2021. In 2021, the Company declared a total of $5,191,580 in dividends, of which $5,190,033 was paid. The balance of $1,547 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2022 and 2021, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2022 and 2021.

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

For the year ended December 31, 2022, four of the Company’s pharmaceutical wholesalers and cosmetic ingredient distributors accounted for approximately 72% of the Company’s gross sales during the year and approximately 81% of its outstanding accounts receivable at December 31, 2022. For the year ended December 31, 2021, the same four pharmaceutical wholesalers and cosmetic ingredient distributors accounted for a total of approximately 75% of the Company’s gross sales during the year and 80% of its outstanding accounts receivable at December 31, 2021.

UNITED-GUARDIAN, INC.

Vendor Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. During 2022, the Company periodically experienced longer lead times due to shipping delays and supply chain issues related to the pandemic. The Company has six major raw material vendors that collectively accounted for approximately 90% and 94% of the raw material purchases by the Company in 2022 and 2021, respectively.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2022 and 2021, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2022 and 2021, the Company did not record any tax-related interest or penalties. The Company’s tax returns for 2019 and all subsequent years are subject to examination by the United States Internal Revenue Service and by the State of New York.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, and equipment depreciation.

Shipping and Handling Expenses

Shipping and handling costs are classified in operating expenses in the accompanying statements of income. Shipping and handling costs were approximately $97,000 and $82,000 for the years ended December 31, 2022 and 2021, respectively.

Advertising Expenses

Advertising costs are expensed as incurred. For the years ended December 31, 2022 and 2021, the Company incurred approximately $19,000 and $31,000, respectively, in advertising expense, which primarily relates to the internet marketing of Renacidin, one of the Company’s pharmaceutical products.

UNITED-GUARDIAN, INC.

Earnings Per Share Information

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would include the dilutive effect of outstanding stock options, if any.

New Accounting Standards

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2022. The Company does not expect that the implementation of this standard will have a material effect on its’ financial statements.

NOTE B – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company’s cash and cash equivalents:

	Years ended December 31,
	2022	2021

Demand Deposits	$333,275	$531,213
U.S. Treasury Bills (original 2-month maturity)	497,177	---
Total cash and cash equivalents	$830,452	$531,213

NOTE C - MARKETABLE SECURITIES

Marketable securities include investments in fixed income and equity mutual funds with maturities greater than 3 months, which are reported at their fair values.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the years ended December 31, 2022 and 2021 are as follows:

	Years ended December 31,
	2022	2021

Net losses recognized during the year on marketable securities	$(1,046,245)	$(23,018)
Less: Net losses (gains) realized during the year on marketable securities sold during the period	364,074	(111,917)
Net unrealized loss recognized during the reporting year on marketable securities still held at the reporting date	$(682,171)	$(134,935)

UNITED-GUARDIAN, INC.

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

December 31, 2022

			Unrealized
	Cost	Fair Value	(Loss)Gain

Equity Securities
Fixed income mutual funds	$5,449,227	$4,924,497	$(524,730)
Equity and other mutual funds	717,165	729,019	11,854
Total equity securities	6,166,392	5,653,516	(512,876)
Total marketable securities	$6,166,392	$5,653,516	$(512,876)

December 31, 2021

			Unrealized
	Cost	Fair Value	Gain

Equity Securities
Fixed income mutual funds	$6,814,420	$6,873,333	$58,913
Equity and other mutual funds	651,748	762,130	110,382
Total equity securities	7,466,168	7,635,463	169,295
Total marketable securities	$7,466,168	$7,635,463	$169,295

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds and interest income on United States Treasury Bills. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $2,867,671 for the year ended December 31, 2022, which included realized losses of $364,074. Proceeds from the sale and redemption of marketable securities for the year ended December 31, 2021 amounted to $4,152,660, which included realized gains of $111,917.

UNITED-GUARDIAN, INC.

NOTE D – INVENTORIES

Inventories consist of the following:

	December 31,
	2022	2021

Raw materials	$601,125	$494,348
Work in process	16,520	119,069
Finished products	1,054,367	797,372
Total Inventories	$1,672,012	$1,410,789

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories at December 31, 2022 and December 31, 2021 are net of a reserve of $64,000 and $35,000, respectively.

NOTE E – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2022	2021
Federal	$850,344	$1,287,749
State	1,590	96
Total current provision for income taxes	851,934	1,287,845

Deferred
Federal	(193,766)	(68,462)
State	---	---
Total deferred benefit from income taxes	(193,766)	(68,462)

Total provision for income taxes	$658,168	$1,219,383

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate:

	Years ended December 31,
	2022		2021
	($)	Tax rate	($)	Tax rate

Income taxes at statutory federal income tax rate	$677,813	21.0%	$1,234,364	21.0%
State taxes, net of federal benefit	1,256	---	76	---
Research & development credits	(10,000)	(0.3)	(10,000)	(0.2)
Non-taxable dividends	(6,300)	(0.2)	(2,923)	(0.1)
Other, net	(4,601)	(0.1)	(2,134)	---
Provision for income taxes	$658,168	20.4%	$1,219,383	20.7%

UNITED-GUARDIAN, INC.

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	December 31, .
	2022	2021

Deferred tax assets
Allowance for doubtful accounts	$4,213	$4,253
Inventories	13,440	7,350
Accounts payable	6,367	86,288
R&D expenses	92,756	---
Unrealized loss on marketable securities	107,704	---
Accrued expenses	277,326	339,884
Total deferred tax assets	$501,806	$437,775
Deferred tax liabilities
Accounts receivable	(304,004)	(385,056)
Prepaid expenses	(42,446)	(38,918)
Depreciation on property, plant and equipment	(44,812)	(61,471)
Unrealized gain on marketable securities	---	(35,552)
Total deferred tax liabilities	(391,262)	(520,997)
Net deferred tax asset (liability)	$110,544	$(83,222)

NOTE F - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions immediately. Company 401(k) matching contributions were approximately $81,000 and $80,000 for the years ended December 31, 2022 and 2021, respectively.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the years ended December 31, 2022 and 2021, respectively, the Company’s Board of Directors authorized discretionary contributions in the amount of $109,000 to be allocated among all eligible employees. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The discretionary contribution for 2022 will be paid in February 2023. The amount paid in February 2023 has been reduced by an amount paid to Ken Globus upon his retirement from the Company during 2022. The remaining contribution payable is included in accrued expenses at December 31, 2022.

NOTE G - GEOGRAPHIC and OTHER INFORMATION

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

UNITED-GUARDIAN, INC.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical lubricants, and industrial products. Each product category is marketed differently. The cosmetic ingredients are marketed through a global network of distributors. These distributors purchase product outright from the Company and provide the marketing functions for these products on behalf of the Company. They in turn receive their compensation for those efforts by re-selling those products at a markup to their customers. This enables the Company to aggressively have its products marketed without the high cost of maintaining its own in-house marketing staff. The Company has written marketing arrangements with only one of its global distributors, ASI, and that contract renews every two years unless cancelled for any reason by either party at least 60 days prior to the expiration of the two-year marketing period in effect at that time. The current marketing period with ASI ends on December 31, 2023. The Company’s other distributors are not under any contractual obligation to market the Company’s cosmetic ingredients, and the Company has the ability to cancel those marketing arrangements at any time upon reasonable notice. All sales of the Company’s cosmetic ingredients are final other than product later determined to be defective, and the Company does not make any sales on consignment.

No prior regulatory approval is needed by the Company to sell any products other than its pharmaceutical products. The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

The pharmaceutical products include a urological product and a topical bioticide that are sold to end users primarily through distribution agreements with the major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. The Company’s marketing effort for Renacidin, its most important drug product, centers around a separate Renacidin website. There is currently no active marketing effort for Clorpactin. Both of these products were originally developed in the 1950s. Clorpactin pre-dated the need for a formal New Drug Application (“NDA”), and the current sterile liquid form of Renacidin is marketed under an NDA that was approved by the FDA in 1990.

The medical lubricants are not pharmaceutical products. They consist primarily of water-based lubricating gels, which are marketed by the Company directly to manufacturers that incorporate them into urologic catheters and other medical devices and products that they sell. These products are distinguished from the pharmaceutical products in that, unlike the pharmaceutical products, the Company is not required to obtain regulatory approval prior to marketing them. Approvals are the responsibility of the companies that market the products in which the Company’s products are used, which are typically classified as medical devices. However, the Company is responsible for manufacturing these products in accordance with current Good Manufacturing Practices for medical devices, and its manufacturing facility is subject to regular FDA oversight.

The industrial products are also marketed by the Company directly to manufacturers, and generally do not require that the Company obtain regulatory approval. However, the manufacturers of the finished products may have to obtain such regulatory approvals before marketing these products. The Company plans on discontinuing the sales of its industrial products in the second quarter of 2023.

The following tables present the significant concentrations of the Company’s sales. Although a significant percentage of Customer A’s purchases from the Company are sold to foreign customers, in table “b” below all sales to Customer A are included in “The United States” sales revenue because all shipments to Customer A are delivered to Customer A's warehouses in the U.S.

UNITED-GUARDIAN, INC.

In addition, there are four customers for the Company’s medical lubricants that take delivery of their shipments in the U.S. but potentially ship some of that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are also included in the “The United States” revenue number in the table below.

(a)	Net Sales

	Years ended December 31,
	2022	2021

Cosmetic Ingredients	$5,388,365	$6,872,714
Pharmaceuticals	5,929,216	5,748,244
Medical Lubricants	2,471,555	2,175,822
Industrial and other	116,826	150,387
Gross Sales	13,905,962	14,947,167
Less: Discounts and allowances	(1,207,459)	(1,017,538)
Net Sales	$12,698,503	$13,929,629

(b)	Geographic Information

	Years ended December 31,
	2022	2021

United States	$9,537,124	$11,159,341
Other countries	3,161,379	2,770,288
Net Sales	$12,698,503	$13,929,629

(c)	Gross Sales to Major Customers

	Years ended December 31,
	2022	2021

Customer A	$4,284,799	$5,641,279
Customer B	2,527,743	2,526,869
Customer C	1,613,597	1,522,882
Customer D	1,553,885	1,488,301
All other customers	3,925,938	3,767,836
Total Gross Sales	$13,905,962	$14,947,167

NOTE H - ACCRUED EXPENSES

Accrued expenses at December 31, 2022 and 2021 consist of:

	2022	2021

Bonuses	$175,496	$348,000
Distribution fees	395,536	359,550
Payroll and related expenses	53,475	292,560
Company 401(k) contribution	94,326	109,000
Annual report expenses	68,349	64,038
Audit fee	66,500	61,500
Reserve for outdated material returns	369,154	313,904
Sales rebates	80,926	56,857
Other	18,294	21,981
Total accrued expenses	$1,322,056	$1,627,390

UNITED-GUARDIAN, INC.

NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2022, the Company had a number of unconverted Guardian Chemical shares that would convert to approximately 447 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. The Company’s transfer agent continues to try to locate the holders of those shares in anticipation of escheating them to the appropriate state jurisdictions. The Company is currently accruing dividends on the 447 shares that have not yet been exchanged or designated for escheatment as of December 31, 2022, and the Company will continue to do so as dividends are declared.

NOTE J - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2022 and 2021, the Company paid PKF O’Connor Davies $14,500 and $19,500, respectively, for accounting and tax services. Lawrence Maietta, a partner at PKF O’Connor Davies, is a director of the Company.

For the year ended December 31, 2022, the Company paid Ken Globus, the Company’s previous President and CEO, $20,000 for consulting services subsequent to his departure from the Company. The Company’s consulting agreement with Ken Globus expires on May 31, 2023. Ken Globus is a director of the Company and currently serves as Chairman of the Board of Directors. In addition, in November 2022, Ken Globus purchased a used vehicle from the Company for $37,039.