Form 10-Q
period 2023-03-31
UNITED GUARDIAN INC
filed 2023-05-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Large accelerated filer	☐	Accelerated file	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2023, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements.

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2023	2022

Net sales	$2,570,324	$3,892,358

Costs and expenses:
Cost of sales	1,093,595	1,710,117
Operating expenses	517,946	546,749
Research and development	126,959	131,666
Total costs and expenses	1,738,500	2,388,532
Income from operations	831,824	1,503,826

Other income (expense):
Investment income	47,632	40,550
Net gain (loss) on marketable securities	72,701	(393,660)
Total other income (expense)	120,333	(353,110)
Income before provision for income taxes	952,157	1,150,716

Provision for income taxes	196,076	239,251

Net income	$756,081	$911,465

Earnings per common share (basic and diluted)	$0.16	$0.20

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31, 2023	DECEMBER 31, 2022
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,201,953	$830,452
Marketable securities	5,769,723	5,653,516
Accounts receivable, net of allowance for doubtful accounts of $20,054 at March 31, 2023 and $20,063 at December 31, 2022	1,480,663	1,427,576
Inventories (net)	2,470,089	1,672,012
Prepaid expenses and other current assets	230,924	201,846
Prepaid income taxes	88,599	185,228
Total current assets	11,241,951	9,970,630

Deferred income taxes, net	161,097	110,544

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,587,637	4,585,055
Building and improvements	2,895,742	2,895,742
Total property, plant and equipment	7,552,379	7,549,797
Less: accumulated depreciation	7,015,091	6,990,636
Total property, plant and equipment (net)	537,288	559,161

TOTAL ASSETS	$11,940,336	$10,640,335

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31, 2023	DECEMBER 31, 2022
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$441,508	$30,415
Accrued expenses	1,314,073	1,322,056
Deferred revenue	140,810	---
Dividends payable	21,220	21,220
Total current liabilities	1,917,611	1,373,691

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2023 and December 31, 2022	459,432	459,432
Retained earnings	9,563,293	8,807,212
Total stockholders’ equity	10,022,725	9,266,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,940,336	$10,640,335

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2023	4,594,319	$459,432	$8,807,212	$9,266,644
Net income	---	---	756,081	756,081
Balance, March 31, 2023	4,594,319	$459,432	$9,563,293	$10,022,725

THREE MONTHS ENDED MARCH 31, 2022

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2022	4,594,319	$459,432	$9,361,837	$9,821,269
Net income	---	---	911,465	911,465
Balance, March 31, 2022	4,594,319	$459,432	$10,273,302	$10,732,734

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Cash flows from operating activities:
Net income	$756,081	$911,465
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	24,455	34,256
Net (gain) loss on marketable securities	(72,701)	393,660
Allowance for doubtful accounts	(9)	6,803
Deferred income taxes	(50,553)	114,655
(Increase) decrease in operating assets:
Accounts receivable	(53,078)	(744,279)
Inventories	(798,077)	(86,851)
Prepaid expenses and other current assets	(29,078)	(63,343)
Prepaid income taxes	96,629	(211,666)
Increase (decrease) in operating liabilities:
Accounts payable	411,093	(43,079)
Accrued expenses and other current liabilities	(7,983)	(93,858)
Deferred revenue	140,810	(101,610)
Income taxes payable	---	(88,738)
Net cash provided by operating activities	417,589	27,415

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(2,582)	(4,840)
Purchase of marketable securities	(43,506)	(42,288)
Net cash used in investing activities	(46,088)	(47,128)

Net increase (decrease) in cash and cash equivalents	371,501	(19,713)
Cash and cash equivalents at beginning of period	830,452	531,213
Cash and cash equivalents at end of period	$1,201,953	$511,500

Supplemental disclosure of cash flow information
Taxes paid	$150,000	$425,000

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. The Company conducts research and product development and modifies, refines, and expands the uses for existing products, with the goal of further developing the market for its’ products. The Company also develops new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three months ended March 31, 2023 (also referred to as the “first quarter of 2023”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2023. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

3.	Impact of the Coronavirus Pandemic, Global Supply Chain Instability and Inflation

While the coronavirus pandemic continues to impact certain areas of our operations, the current impact on our financial performance is coming primarily from 1) a decrease in cosmetic ingredient sales in China due to China’s zero-COVID mandate that was in effect for a substantial portion of 2022,and 2) higher raw material costs and increased shipping costs, which had an impact on our gross profit margins during 2022 and continued in the first quarter of 2023.

Due to continued supply chain instability, the Company has experienced longer lead times and higher prices for many of our raw materials. The increased raw material prices had an impact on our gross profit margins in the first quarter of 2023 and may continue to have an impact on gross profit margins in upcoming quarters. To reduce the impact of rising raw material prices on its margins, the Company has instituted price increases on many of our products, which will help to reduce the impact on our gross margins in the future.

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of the maturities of United States Treasury Bills. Cash and cash equivalents are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2023, approximately $972,000 exceeded the FDIC limit, compared with $105,000 at December 31, 2022.

6.	Revenue Recognition

The Company records revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” Under this guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Our principal source of revenue is product sales.

Our sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period that the revenues are recognized. Such deductions, primarily related to sales of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with the Company’s current participation in Medicare programs , distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2023 and 2022, the Company participated in various government drug rebate programs related to the sale of Renacidin®, our best-selling pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require us to sell our product at a discounted price. Our sales, as reported, are net of these product rebates and discounts, some of which are estimated and are recorded in the same period that the revenue is recognized.

The Company recognizes revenue from sales of our cosmetic ingredients, medical lubricants, and industrial products when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer and our performance obligation is satisfied. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

Our pharmaceutical products are shipped via common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. Sales of pharmaceutical products are final, and revenue is recognized at the time of shipment, which is when the risk of loss and responsibility for the shipment passes to the customer, and the performance obligation of the Company is satisfied. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after their expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on prior year historical returns of its pharmaceutical products.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At March 31, 2023 and 2022, the Company had an allowance of $268,330 and $317,105 respectively, for possible outdated material returns, which is included in accrued expenses.

At March 31, 2023, the Company recorded advance payments from customers of $140,810, which is included in deferred revenue on the balance sheet. The related performance obligations associated with these payments had not been satisfied as of the balance sheet date and are expected to be fulfilled within the second quarter of 2023.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitles them to distribution and service-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2023	2022
Cosmetic ingredients	$761,901	$2,077,916
Pharmaceutical	1,354,224	1,225,212
Medical lubricants	421,031	557,795
Industrial and other	33,168	31,435
Net Sales	$2,570,324	$3,892,358

Our cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 24% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2023, compared with approximately 21% in the first quarter of 2022.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2023	2022
United States*	$1,942,015	$3,079,896
Other countries	628,309	812,462
Net Sales	$2,570,324	$3,892,358

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that in the first quarter of 2023, approximately 71% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 21% of ASI’s sales of the Company’s products. In the first quarter of 2022, approximately 70% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 39% of ASI’s sales of the Company’s products.

7.	Accounting for Financial Instruments – Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses. In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL). Implementation of this standard did not have a material effect on the Company’s financial statements.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company provides allowances for any receivables for which collection is doubtful in accordance with ASU 2016-13. As of March 31, 2023 and December 31, 2022, the allowance for doubtful accounts receivable was $20,054 and $20,063, respectively. Prompt pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

8.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds which are reported at their fair values.

The disaggregated net gains and losses on the marketable securities recognized in the statements of income for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended March 31,
	2023	2022
Net gain (loss) recognized during the period on marketable securities	$72,701	$(393,660)
Less: Net gains (losses) realized on marketable securities sold during the period	---	---
Net unrealized gain (loss) recognized during the reporting period on marketable securities still held at the reporting date	$72,701	$(393,660)

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2023 (unaudited)

		Unrealized
	Cost	Fair Value	(Loss) Gain
Equity Securities
Fixed-income mutual funds	$5,489,179	$5,038,360	$(450,819)
Equity and other mutual funds	720,719	731,363	10,644
Total equity securities	6,209,898	5,769,723	(440,175)
Total marketable securities	$6,209,898	$5,769,723	$(440,175)

December 31, 2022 (audited)

		Unrealized
	Cost	Fair Value	(Loss)Gain
Equity Securities
Fixed-income mutual funds	$5,449,227	$4,924,497	$(524,730)
Equity and other mutual funds	717,165	729,019	11,854
Total equity securities	6,166,392	5,653,516	(512,876)
Total marketable securities	$6,166,392	$5,653,516	$(512,876)

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds and interest income on United States Treasury Bills. Realized gains and losses on sales of investments are determined on a specific identification basis.

There were no proceeds from the redemption of marketable securities in the first quarter of 2023 or 2022.

9.	Inventories

	March 31,	December 31,
	2023	2022
Inventories consist of the following:	(Unaudited)	(Audited)
Raw materials	$530,796	$601,125
Work in process	76,671	16,520
Finished products	1,862,622	1,054,367
Total inventories	$2,470,089	$1,672,012

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2023 and December 31, 2022 are stated net of a reserve of $80,500 and $64,000, respectively, for slow-moving and obsolete inventory.

10.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of March 31, 2023 and December 31, 2022, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 31 comprises the following:

	Three months ended March 31
	2023	2022
Provision for federal income taxes – current	$246,379	$124,496
Provision for state income taxes – current	250	100
(Benefit) provision for federal income taxes – deferred	(50,553)	114,655
Total provision for income taxes	$196,076	$239,251

11.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $27,250 in contributions to the DC Plan for the three months ended March 31, 2023 and 2022, respectively. In the first quarter of 2023, the Company made discretionary contributions of $94,326 to the DC Plan. This payment represented the remaining portion of the Company’s 2022 accrued discretionary contribution.

12.	Other Information

Accrued expenses:

	March 31, 2023	December 31, 2022
	(unaudited)	(audited)
Bonuses	$233,868	$175,496
Distribution fees	392,447	395,536
Payroll and related expenses	105,266	53,475
Reserve for outdated material	268,330	369,154
Insurance	110,560	---
Audit fees	93,000	66,500
Annual report expenses	40,401	68,349
Company 401K contribution	27,250	94,326
Sales rebates	32,859	80,926
Other	10,092	18,294
Total accrued expenses	$1,314,073	$1,322,056

13.	Recent Accounting Pronouncements

In January 2023, the Company adopted ASU-2016-13 “Financial Instruments – Credit Losses.” This guidance introduces a new credit loss methodology, Current Expected Credit Losses (“CECL”), which requires earlier recognition of credit losses, while also providing additional transparency about credit risk. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Implementation of this standard did not have a material effect on the Company’s financial statements.

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

For the three months ended March 31, 2023, three of the Company’s pharmaceutical distributors and one of its cosmetic ingredients marketing partners together accounted for 77% of the Company’s net sales, and 80% of its outstanding accounts receivable at March 31, 2023. During the three months ended March 31, 2022, the same three distributors and marketing partner together were responsible for a total of approximately 79% of the Company’s net sales. They also accounted for 78% of the Company’s outstanding accounts receivable at March 31, 2022.

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

Basic and diluted earnings per share amounted to $0.16 and $0.20 for the three months ended March 31, 2023 and 2022, respectively.

16.	Subsequent Events

On April 20, 2023, the Company was notified by the National Association of Securities Dealers Automated Quotations (“NASDAQ”), that it was not in compliance with the listing standards of the NASDAQ Global Marketplace. This was the result of the Company’s shares of common stock failing to maintain a minimum Market Value of Listed Securities (“MVLS”) standard of $50,000,000 for thirty consecutive days. In the Company’s Form 8-K issued on April 26,, 2023, the Company addressed the noncompliance by disclosing that it intends to submit a Compliance Plan on or before June 5, 2023. If the Compliance Plan is acceptable to the Listing Notifications Department (“the “Staff”) of the NASDAQ, of which there can be no assurance, the Staff may grant the Company an extension of up to 180 calendar days from the date of the deficiency letter, or until the Compliance Date, to evidence compliance. If the Staff does not accept the Compliance Plan, the Company will have the opportunity to appeal the Staff’s determination.

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and specialty industrial products. The Company also conducts research and product development. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for our products. The Company also develops new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers. All the products that the Company markets, except for Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer.

The Company’s most important product line is its Lubrajel® line of multifunctional water-based gel formulations, which are designed to provide sensory enhancement, lubrication, and texture to both personal care and medical products.

The Company’s cosmetic ingredients are marketed worldwide for cosmetic uses by five distributors, each handling a different geographic area, with the largest being U.S.-based ASI. In the last few years, to meet the growing demand for “green” and sustainable products, the Company has focused on developing and launching new products which only contain ingredients that are considered “natural”. The Lubrajel products in the new natural line have been certified by the Cosmetic Organic and Natural Standard (“COSMOS”). This standard is recognized globally by the cosmetic industry.

Renacidin and the Company’s other pharmaceutical product, Clorpactin WCS-90 , are distributed through full-line drug wholesalers and marketed only in the United States. Those wholesalers in turn sell the products to pharmacies, hospitals, nursing homes, and other long-term care facilities, and to government agencies, primarily the VA. The Company promotes Renacidin through a dedicated website. Clorpactin WCS-90, as well as the Company’s other products, are marketed through information provided on the Company’s corporate website.

The Company’s medical lubricants, which consist of water-based gel formulations designed mainly to provide sensory enhancement and lubrication to medical products, are sold directly to end-users, or to contract manufacturers utilized by those end-users.

The Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, some of its pharmaceutical products and its medical lubricants. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products.

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

In recent years, the Company has elected to rely on trade secret protection to protect our intellectual property for proprietary product formulations and manufacturing methods. The Company will file for patent protection in situations where the Company believes that relying on trade secret protection alone would not provide sufficient protection. The Company owns the Lubrajel®, Renacidin®, and Clorpactin® trademarks.

The current supply chain instability has not significantly affected the ability of the Company to obtain raw materials, but it has made some of those materials more expensive and created longer lead times for some of them. The increased costs of some of these raw materials has continued to impact the Company’s gross profit margins and may continue to impact the gross profit margins in the future on certain products. In response to the rising raw material prices, the Company instituted price increases on many of its products where possible and hopes to minimize the impact on the gross margins in the future.

With the continuing uncertainty as to what the duration and future impact of the pandemic, supply chain instability and increasing interest rates will be, the Company is unable to provide an accurate estimate or projection as to what the continuing impact of the pandemic will be on the Company’s operations or its financial results in the future.

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues, and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2022, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2022, and a comparison of the results of operations for the three months ended March 31, 2023 and March 31, 2022. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

The Company recognizes revenue from sales of its cosmetic ingredients, medical lubricants, and industrial products when all of the following requirements are satisfied: (a) a valid purchase order has been received; (b) products are shipped, which is when the performance obligation is satisfied and title and risk of loss pass to the customers; and (c) future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

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

In accordance with ASU-2016-13, The Company recognizes an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2023 decreased by $1,322,034 (approximately 34%) as compared with the first quarter of 2022. The decrease in sales for the first quarter of 2023 was primarily attributable to a decrease in sales of the Company’s cosmetic ingredients and medical lubricants, which was partially offset by an increase in sales of the Company’s pharmaceutical products and industrial products. The changes in the Company’s sales by product line are as follows:

(a)

Cosmetic Ingredients: Sales of the Company’s cosmetic ingredients decreased by $1,316,015 (approximately 63%) in the first quarter of 2023 compared with the same period in 2022. The decrease was primarily attributable to a decrease in purchases of the Company’s cosmetic ingredients by ASI, whose purchases decreased by $1,161,897 (approximately 68%) compared with the same period in 2022, In addition, sales to the Company’s four other distributors decreased by a net of $152,732 (approximately 41%), while sales to one direct cosmetic ingredient customers in the United States decreased by $1,386 (approximately 63%).

Based on information received from ASI, the Company believes that the decrease in sales to ASI was primarily due to 1) decreased demand for the Company’s Lubrajel products in China and in other Asian countries resulting from China’s zero-COVID mandate that was in place for much of 2022. 2) customers working off excess stock and changing order patterns to just-in time.

The Company continues to experience global competition from Asian and European companies that manufacture and sell products that are competitive with our products. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products. The Company expects the Asian and European markets to remain very competitive based on the continuing competition from lower-cost competitors, and for that reason, we are concentrating our research and development (“R&D”) efforts on developing new and unique products that other companies do not offer.

(b)

Pharmaceutical Products: Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin WCS-90, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates, and allowances). Net sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin WCS-90, together increased from $1,225,212 in the first quarter of 2022 to $1,354,224 in the first quarter of 2023, (approximately 11%). Gross sales of both products increased from $1,433,877 in the first quarter of 2022 to $1,459,418 in the first quarter of 2023 (approximately 2%).

The difference in the net sales increase compared with the gross sales increase for these products is due to a combination of an increase in gross sales of those products, combined with a decrease in pharmaceutical sales allowances of $103,371 (approximately 50%), compared with the same period in 2022. The decrease in sales allowances was primarily due to a decrease in outdated material returns allowances.

(c)

Medical Lubricants: Sales of the Company’s medical lubricants decreased by $136,764 (approximately 25%) for the first quarter of 2023 when compared with the same period in 2022. The decrease was primarily due to a shift in certain customers’ ordering patterns. The Company has received orders in the second quarter of 2023 from the major customers who purchased products in the first quarter of 2022.

(d)

Industrial Products:  Sales of the Company’s industrial products, as well as other miscellaneous products, increased by $1,733 (approximately 6%) for the first quarter of 2023 compared with the same period in 2022. The increase was primarily due to an increase in orders from one of the Company’s customers who purchased the remaining stock of one of the Company’s industrial products prior to the discontinuance of this product. The Company’s industrial product line will be discontinued in the second quarter of 2023 due to low sales volume.

Cost of Sales

Cost of sales as a percentage of net sales for the first quarter of 2023 remained relatively consistent with that of the first quarter of 2022, decreasing to 43% for the first quarter of 2023, compared to 44% for the first quarter in 2022.The Company is still experiencing higher overall raw material prices as well as increased shipping costs. These higher costs may impact future gross profit margins.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, decreased by $28,803 (approximately 5%) for the first quarter of 2023 compared with the first quarter of 2022. The decrease was mainly due to a decrease in employee bonuses and depreciation expense.

Research and Development Expenses

R&D expenses decreased by $4,707 (approximately 4%) for the first quarter of 2023 compared with the first quarter of 2022. The decrease was primarily due to a decrease in employee bonuses.

Investment Income

Investment income increased by $7,082 (approximately 17%) for the first quarter of 2023 compared with the first quarter of 2022. The increase was primarily due to an increase in interest income from United States Treasury Bills during the first quarter of 2023 compared to the first quarter of 2022.

Net Gain (Loss) on Marketable Securities

The Company recorded a net gain on marketable securities of $72,701 in the first quarter of 2023, compared to a net loss of $393,660 in the first quarter of 2022. Early in 2022, when inflation and interest rates began to rise, the Company’s investment portfolio, due to its concentration in fixed income mutual funds, began to see a significant market value decline. This pattern of downward market values continued through much of 2022. The market value increase recognized in the first quarter of 2023 is the first increase in the market value of the Company’s investment portfolio since the first quarter of 2022, which was likely due to the financial markets beginning to rebound and stabilize. Management believes that the overall decrease in the market value of the Company’s fixed income mutual funds will be temporary in nature. The Company’s management and Board of Directors are continuing to closely monitor the Company's investment portfolio and have made, and will continue to make any changes they believe may be necessary or appropriate in order to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2023 and 2022 and is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased by $727,401 to $9,324,340 at March 31, 2023, up from $8,596,939 at December 31, 2022. The current ratio decreased to 5.9 to 1 at March 31, 2023, down from 7.3 to 1 at December 31, 2022. The increase in working capital was primarily due to an increase in cash and inventories. The decrease in the current ratio was primarily due to an increase in accounts payable and deferred revenue.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company’s long-term liquidity position will be dependent on its ability to generate sufficient cash flow from profitable operations.

The Company is in the process of upgrading its building sprinkler system and expects to incur costs of $100,000 in connection with this upgrade. The project is expected to commence during the second quarter of 2023.

The Company has no off balance-sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

The Company generated cash from operations of $417,589 and $27,415 for the three months ended March 31, 2023 and 2022, respectively. The increase was due primarily to an increase in accounts payable and deferred revenue.

Cash used in investing activities for the three months ended March 31, 2023 was $46,088 compared with $47,128 for the three months ended March 31, 2022. The decrease was primarily due to a decrease in purchases of property, plant and equipment in the first quarter of 2023.

There was no cash used in financing activities for the first quarters of 2023 and 2022.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of other market opportunities which may arise which are in the best interests of the Company and its shareholders.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Beatriz Blanco, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.

(Registrant)

By:	/S/ BEATRIZ BLANCO	By:	/S/ ANDREA YOUNG
	Beatriz Blanco		Andrea Young
	President		Chief Financial Officer

Date: May 9, 2023