Form 10-Q
period 2023-06-30
UNITED GUARDIAN INC
filed 2023-08-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer ☐ Non-accelerated filer ☑	Accelerated filer ☐ Smaller reporting company ☑ Emerging growth company ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 1, 2023, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022

Net sales	$2,650,299	$3,626,177	$5,220,623	$7,518,535

Costs and expenses:
Cost of sales	1,429,407	1,693,753	2,523,002	3,403,870
Operating expenses	574,093	620,229	1,092,039	1,166,978
Research and development expense	128,729	112,266	255,688	243,932
Total costs and expenses	2,132,229	2,426,248	3,870,729	4,814,780
Income from operations	518,070	1,199,929	1,349,894	2,703,755

Other income (expense):
Investment income	54,950	58,860	102,582	99,410
Net gain (loss) gain on marketable securities	7,479	(460,278)	80,180	(853,938)
Total other income (expense)	62,429	(401,418)	182,762	(754,528)
Income before provision for income taxes	580,499	798,511	1,532,656	1,949,227

Provision for income taxes	119,405	165,187	315,481	404,438
Net income	$461,094	$633,324	$1,217,175	$1,544,789

Earnings per common share
(basic and diluted)	$0.10	$0.14	$0.26	$0.34

Weighted average shares
(basic and diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2023	2022
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$6,482,907	$830,452
Marketable securities	939,576	5,653,516
Accounts receivable, net of allowance for doubtful accounts of $34,823 at June 30, 2023 and $20,063 December 31, 2022	1,540,221	1,427,576
Inventories, net	1,779,026	1,672,012
Prepaid expenses and other current assets	225,559	201,846
Prepaid income taxes	395,986	185,228
Total current assets	11,363,275	9,970,630

Deferred income taxes, net	-	110,544
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,587,637	4,585,055
Building and improvements	2,897,072	2,895,742
Total property, plant, and equipment	7,553,709	7,549,797
Less: Accumulated depreciation	7,039,547	6,990,636
Total property, plant, and equipment, net	514,162	559,161
TOTAL ASSETS	$11,877,437	$10,640,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2023	2022
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$155,842	$30,415
Accrued expenses and other current liabilities	1,176,647	1,322,056
Dividends payable	21,220	21,220
Total current liabilities	1,353,709	1,373,691

Deferred income taxes, net	39,909	-

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	459,432	459,432
Retained earnings	10,024,387	8,807,212
Total stockholders’ equity	10,483,819	9,266,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,877,437	$10,640,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock
	Shares	Amount	Retained Earnings	Total
Balance, January 1, 2023	4,594,319	$459,432	$8,807,212	$9,266,644
Net income	-	-	756,081	756,081
Balance, March 31, 2023	4,594,319	$459,432	$9,563,293	$10,022,725
Net income	-	-	461,094	461,094
Balance, June 30, 2023	4,594,319	$459,432	$10,024,387	$10,483,819

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common stock
	Shares	Amount	Retained Earnings	Total
Balance, January 1, 2022	4,594,319	$459,432	$9,361,837	$9,821,269
Net income	-	-	911,465	911,465
Balance, March 31, 2022	4,594,319	$459,432	$10,273,302	$10,732,734
Net income	-	-	633,324	633,324
Dividends declared and paid ($0.37 per share)	-	-	(1,699,392)	(1,699,392)
Dividends declared but not paid ($0.37 per share)	-	-	(506)	(506)
Balance, June 30, 2022	4,594,319	$459,432	$9,206,728	$9,666,160

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,217,175	$1,544,789
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,911	68,511
Net (gain) loss on marketable securities	(80,180)	853,938
Gain on sale of equipment	(10,000)	-
Allowance for doubtful accounts	14,760	8,146
Allowance for obsolete inventory	8,000	-
Deferred income taxes	150,453	(51,319)
(Increase) decrease in operating assets:
Accounts receivable	(127,405)	(301,337)
Inventories	(115,014)	(317,415)
Prepaid expenses and other current assets	(23,713)	(54,421)
Prepaid income taxes	(210,758)	(231,405)
Increase (decrease) in operating liabilities:
Accounts payable	125,427	5,548
Accrued expenses	(145,409)	(81,532)
Deferred revenue	-	(190,164)
Income taxes payable	-	(88,738)

Net cash provided by operating activities	852,247	1,164,601

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(3,912)	(12,293)
Proceeds from sale of equipment	10,000	-
Proceeds from sale of marketable securities	5,255,145	1,658,292
Purchase of marketable securities	(461,025)	(1,286,849)
Net cash provided by investing activities	4,800,208	359,150

Cash flows from financing activities:
Dividends paid	-	(1,699,392)
Net cash used in financing activities	-	(1,699,392)

Net increase (decrease) in cash and cash equivalents	5,652,455	(175,641)
Cash and cash equivalents at beginning of period	830,452	531,213
Cash and cash equivalents at end of period	$6,482,907	$355,572
Supplemental disclosure of cash flow information
Taxes paid	$375,000	$350.000
Supplemental disclosure of non-cash dividends payable	$-	$507

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1.	Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, and medical lubricants. The Company conducts research and product development and modifies, refines, and expands the uses for existing products, with the goal of further developing the market for its products. The Company also develops new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2023 (also referred to as the "second quarter of 2023" and the "first half of 2023", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2023. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

3.	Impact of the Coronavirus Pandemic, Global Supply Chain Instability, and Inflation

There continues to be residual impact on the Company’s business and financial performance from the coronavirus pandemic. In particular, there has been decreased demand for the Company’s Lubrajel® products in China as a result of (a) slower than expected post-COVID economic recovery in China; (b) increased competition from lower-priced competitors, especially those from Asian producers; (c) overstocking on the part of certain customers while the zero-COVID mandate was in effect in China for much of 2022.

As a result of the ongoing supply chain instability, the Company has experienced longer lead times and higher prices for many of its raw materials. The increases in raw material prices have negatively impacted the Company’s gross profit margins in the first half of 2023 and may continue to impact gross profit margins in upcoming quarters. To help offset rising raw material prices and shipping costs and their impact on the Company’s gross margins, the Company has instituted price increases on many of its products.

While inflation has lessened somewhat during 2023, it is uncertain if this downward trend in the Company’s gross margins will continue. If the inflation rate begins to rise in the second half of the year, there will likely be further increases in raw material costs, shipping costs, and internal labor costs, which could negatively impact the Company’s future gross margins.

As a result of the residual effects of the coronavirus pandemic, combined with global supply chain instability and inflation, there continues to be uncertainty regarding the potential impact on the Company’s operations and its financial results. The Company is unable to provide an accurate estimate or projection as to what the future impact will be on the Company’s operations and its financial performance going forward.

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of the maturities of United States Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2023 and December 31, 2022, $1,221,000 and $105,000, respectively, exceeded the FDIC limit.

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company's cash and cash equivalents:

	June 30, 2023	December 31, 2022
Demand Deposits	$809,236	$333,275
Money Market Funds	1,005,821	-
U.S. Treasury Bills (original 3-month maturity)	4,667,850	497,177
Total Cash and Cash Equivalents	$6,482,907	$830,452

6.	Revenue Recognition

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

The Company does not make sales on consignment, and the collection of the proceeds from the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. The Company has not experienced significant fluctuations between estimated allowances and actual activity. At June 30, 2023 and 2022, the Company had an allowance of $277,274 and $331,943, respectively, for possible outdated material returns, which is included in accrued expenses.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company estimates distribution fees and records distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Cosmetic ingredients	$772,887	$1,393,963	$1,534,788	$3,471,878
Pharmaceuticals	1,376,601	1,238,384	2,730,825	2,463,597
Medical lubricants	482,512	962,080	903,543	1,519,875
Industrial products	18,299	31,750	51,467	63,185
Total Net Sales	$2,650,299	$3,626,177	$5,220,623	$7,518,535

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 22% of the Company’s total sales in the second quarter of 2023 were to customers located outside of the United States, compared with approximately 35% in the second quarter of 2022. For the six months ended June 30, 2023, approximately 23% of the Company’s total sales were to customers located outside of the United States, compared with approximately 28% for the six months ended June 30, 2022.

Disaggregated sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
United States*	$2,067,533	$2,353,952	$4,009,775	$5,433,846
Other countries	582,766	1,272,225	1,210,848	2,084,689
Total Sales	$2,650,299	$3,626,177	$5,220,623	$7,518,535

* Since substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S., all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 70% of its sales of the Company’s products in the second quarter of 2023 were to foreign customers, with China representing approximately 40%. For the same time period in 2022, approximately 75% of ASI’s sales of the Company’s products were to foreign customers, with China representing approximately 46%.

For the six months ended June 30, 2023 approximately 70% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 29% of ASI’s sales of the Company’s products, as compared with approximately 73% of ASI’s sales going to customers in other countries for the six months ended June 30, 2022, with China accounting for approximately 43% of ASI’s sales of the Company’s products during that period.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company provides allowances for any receivables for which collection is doubtful in accordance with ASU 2016-13. As of June 30, 2023 and December 31, 2022, the allowance for doubtful accounts receivable was $34,823 and $20,063, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

8.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds and certificates of deposit, which are reported at their fair values.

The disaggregated net gains and losses on marketable securities that were recognized on the income statements for the three- and six-months ended June 30, 2023 and June 30, 2022 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Net gains (losses) recognized during the period on marketable securities	$7,479	$(460,278)	$80,180	$(853,938)
Less: Net losses recognized on marketable securities sold during the period	(433,769)	(207,936)	(433,769)	(207,936)
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	$441,248	$(252,342)	$513,949	$(646,002)

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

The following tables summarize the Company’s investments:

June 30, 2023 (unaudited)

	Cost	Fair value	Unrealized gain (loss)
Equity Securities
Fixed income certificates of deposit	$400,000	$400,000	$-
Equity and other mutual funds	538,503	539,576	1,073
Total equity securities	938,503	939,576	1,073
Total marketable securities	$938,503	$939,576	$1,073

December 31, 2022 (audited)

Equity Securities
Fixed income mutual funds	$5,449,227	$4,924,497	$(524,730)
Equity and other mutual funds	717,165	729,019	11,854
Total equity securities	6,166,392	5,653,516	(512,876)
Total marketable securities	$6,166,392	$5,653,516	$(512,876)

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds and interest income from United States Treasury Bills, certificates of deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $5,255,145 for the first half of 2023, which includes realized losses of $433,769. Proceeds from the sale and redemption of marketable securities amounted to $1,658,292 for the first half of 2022, which included realized losses on sales of $207,936.

9.	Inventories

	June 30,	December 31,
	2023	2022
	(unaudited)	(audited)
Inventories consist of the following:
Raw materials	$524,927	$601,125
Work in process	57,751	16,520
Finished products	1,196,348	1,054,367
Total inventories	$1,779,026	$1,672,012

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2023 and December 31, 2022 are stated net of a reserve of $72,000 and $64,000, respectively, for slow moving and obsolete inventory.

10.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of June 30, 2023 and December 31, 2022, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three- and six-months ended June 30, 2023 and 2022, included the following:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(Benefit) provision for federal income taxes - current	$(81,601)	$331,161	$164,778	$455,657
Provision for state income taxes - current	-	-	250	100
Provision (benefit) for federal income taxes - deferred	201,006	(165,974)	150,453	(51,319)
Total provision for Income taxes	$119,405	$165,187	$315,481	$404,438

11.	Defined Contribution Plan

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

The Company accrued $54,500 in contributions to the DC Plan for the six-months ended June 30, 2023 and 2022, respectively. In the first six months of 2023, the Company made discretionary contributions of $94,326 to the DC Plan. This payment represented the remaining portion of the Company’s 2022 discretionary contribution. For the first half of 2022, the Company made discretionary contributions of $109,000 to the DC Plan.

12.	Other Information

	June 30,	December 31,
Accrued Expenses	2023 (unaudited)	2022 (audited)
Bonuses	$93,502	$175,496
Distribution fees	411,361	395,536
Payroll and related expenses	138,878	53,475
Reserve for outdated material	277,274	369,154
Company 401(k) contribution	54,500	94,326
Audit fee	42,500	66,500
Annual report expenses	27,449	68,349
Sales rebates	62,774	80,926
Insurance	43,250	-
Other	25,159	18,294
Total accrued expenses	$1,176,647	$1,322,056

13.	Recent Accounting Pronouncements

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

During the three months ended June 30, 2023, one of the Company’s cosmetic ingredient distributors, along with three of its pharmaceutical distributors, together were responsible for 81% of the Company’s sales, and accounted for 84% of its outstanding accounts receivable at June 30, 2023. During the three months ended June 30, 2022, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 65% of the Company’s sales, and accounted for 68% of its outstanding accounts receivable at June 30, 2022.

During the six months ended June 30, 2023, one of the Company’s cosmetic ingredient distributors, along with three of its pharmaceutical distributors, together were responsible for 78% of the Company’s sales, and accounted for 84% of its outstanding accounts receivable at June 30, 2023. During the six-month period ended June 30, 2022, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 72% of the Company’s sales, and accounted for 68% of its outstanding accounts receivable at June 30, 2022.

15.	Related-Party Transactions

For the three- and six-month periods ended June 30, 2023, the Company made payments of $30,000 and $60,000 respectively, to Ken Globus, the Company’s former President, for consulting services provided to the Company. There were no payments made to Mr. Globus for consulting services in the corresponding periods in 2022.

For the three- and six-month periods ended June 30, 2023, the Company made payments of $3,000, to the accounting firm PKF O’Connor Davies (“PKF”) for accounting and tax services. Lawrence Maietta, a partner at PKF, is a director of the Company. For the three- and six-month periods ended June 30, 2022, the Company made payments of $5,000 to the accounting firm PKF, for accounting and tax services.

16.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $0.10 and $0.14 for the three months ended June 30, 2023 and 2022, respectively, and $0.26 and $0.34 for the six months ended June 30, 2023 and 2022, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2022, and a comparison of the results of operations for the second quarter of 2023 and 2022 and the first half of 2023 and 2022. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, and medical lubricants. The Company conducts various research and development activities. The Company’s research and development department modifies, refines, and expands the uses for existing products, with the goal of further developing the markets that its products are used in. The Company also develops new products with a focus on using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers. All the products that the Company markets, except for Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer.

One of the Company’s most important product lines is its Lubrajel line of multifunctional water-based gel formulations, which are designed to provide sensory enhancement, lubrication, hydration, and texture to both personal care and medical products.

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

Renacidin and the Company’s other pharmaceutical product, Clorpactin® WCS-90, are distributed through full-line drug wholesalers and are currently marketed only in the United States. Those wholesalers in turn sell the products to pharmacies, hospitals, nursing homes, other long-term care facilities, and government agencies, primarily the VA. The Company promotes Renacidin through a dedicated website. Clorpactin WCS-90, as well as the Company’s other products, are marketed through information provided on the Company’s corporate website.

The Company’s medical lubricants, which consist of water-based gel formulations designed to provide sensory enhancement and lubrication mainly for medical device applications. Products are sold directly to end-users, or to contract manufacturers utilized by those end-users.

The Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, some of its pharmaceutical products and its medical lubricants. These competitive products are usually sold at a lower price than the Company’s products; however, they may not compare favorably to the level of performance and quality of the Company’s products.

The Company recognizes revenue when all of the following requirements are satisfied (a) persuasive evidence of a sales arrangement exists; (b) products are shipped, which is when the performance obligation is satisfied and title and risk of loss pass to the customers; and (c) collections are reasonably assured. An allowance for returns, based on historical experience, is taken as a reduction of sales within the same period the revenue is recognized.

In recent years, the Company has elected to rely on trade secret protection to protect its intellectual property for proprietary product formulations and manufacturing methods. The Company will file for patent protection in situations where the Company believes that relying on trade secret protection alone would not provide sufficient protection. The Company owns the Lubrajel®, Renacidin®, and Clorpactin® trademarks.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2022, and a comparison of the results of operations for the six months ended June 30, 2023 and June 30, 2022. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

The Company recognizes revenue from sales of its cosmetic ingredients, medical lubricants, and industrial products when all of the following requirements are satisfied (a) a valid purchase order has been received; (b) products are shipped, which is when the performance obligation is satisfied and title and risk of loss pass to the customers; and (c) future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

The Company’s pharmaceutical products are shipped via a common carrier upon receipt of a valid purchase order, with, in most cases, the Company paying the shipping costs. The Company assumes responsibility for the shipment arriving at its intended destination. Sales of pharmaceutical products are final and revenue is recognized at the time of shipment, which is when the performance obligation is satisfied. Pharmaceutical products are returnable only at the discretion of the Company unless (a) they are found to be defective; (b) the product is damaged in shipping; or (c) the product is outdated (but not more than one year after its expiration date, which is a return policy which conforms to standard pharmaceutical industry practice). The Company estimates an allowance for outdated material returns based on gross sales of its pharmaceutical products.

In accordance with ASU-2016-13, the Company recognizes an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2023 decreased by $975,878 (27%) when compared with the same period in 2022. Net sales for the first half of 2023 decreased by $2,297,912 (31%) as compared with the corresponding period in 2022. The decrease in sales for the second quarter of 2023 and the first half of 2023 were attributable to changes in sales of the following product lines:

Cosmetic ingredients:

(a) Second quarter sales: For the second quarter of 2023, the Company’s sales of cosmetic ingredients decreased by $621,076 (45%) when compared with the second quarter of 2022. The decrease was due primarily to a net decrease of $402,586 (43%) in sales of the Company’s cosmetic ingredients to ASI when compared with the second quarter of 2022. Based on information provided by ASI, the decrease in sales was due to three main factors 1) decreased demand for the Company’s Lubrajel products in China due to slow post-COVID economic growth; 2) increased competition from lower-priced competitors, especially those from Asian producers; and 3) customers working off excess stock, maintaining lower inventory levels, and changing ordering patterns to just in time.

Second quarter sales to the Company’s four other distributors, as well as to one direct cosmetic ingredient customer, decreased by a net of $218,490 (50%) compared with the second quarter of 2022. The decrease was attributable to sales decreases of $225,182 to the Company’s distributors in the UK and Italy. These decreases were offset by an increase in sales of $6,692 to the Company’s distributors in Switzerland and France as well as one direct customer.

(b) Six-month sales: For the first half of 2023 the Company’s sales of cosmetic ingredients decreased by $1,937,090 (56%) when compared with the corresponding period in 2022. This decrease was due primarily to a net decrease in sales to ASI of $1,564,484 (59%) when compared with the second quarter of 2022. This decrease was combined with a net decrease in sales of $372,606 to the Company’s four other distributors and one direct customer. Sales to the Company’s distributors in the United Kingdom, France, and Italy and one direct customer decreased by $374,965 and sales to the Company’s distributor in Switzerland increased by $2,359.

Pharmaceuticals:

There are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin. As a result, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates, and allowances) and net sales (after fees, rebates and allowances). Gross sales of the Company’s pharmaceutical products for the three- and six-month periods ended June 30, 2023 increased by $154,369 (10%) and $180,009 (6%), respectively, compared with the corresponding periods in 2022. These increases were due primarily to increases of $170,351 (13%) and $183,490 (7%) in gross sales of Renacidin for the three- and six-month periods, respectively, ended June 30, 2023. These increases were offset by decreases of $15,982 (8%) and $3,481 (1%) in gross sales of the Company’s other pharmaceutical product, Clorpactin, for the same three- and six-month periods, respectively. The Company attributes the increase in sales of Renacidin to a price increase that went into effect during the quarter combined with normal fluctuations in customer ordering patterns. The decrease in sales of Clorpactin was also believed to be caused by normal fluctuation in customer ordering patterns.

The difference between the net sales increase compared with the gross sales increase for these products is due to a combination of 1) the net increase in gross sales of those products, combined with; 2) an increase in pharmaceutical sales allowances of $16,152 (5%) for the three-month period ended June 30, 2023, and a decrease in pharmaceutical sales allowances of $87,218 (21%) for the six-month period ended June 30, 2023. These allowances typically have a direct relationship with the sales of the Company’s pharmaceutical products, however, for the six-month period ended June 30, 2023, the decrease in sales allowances was primarily due to a decrease in outdated material returns allowances.

Medical lubricants:

Sales of the Company’s medical lubricants for the three- and six-month periods ended June 30, 2023, decreased by $479,568 (50%) and $616,332 (41%), respectively, compared with the same periods in 2022. The decrease in sales for the three- and six-month periods was primarily due to one of the Company’s larger customers in China changing their ordering patterns in 2023 due to the overstocking of product while China’s Zero-COVID Mandate was in place.

Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, for the three- and six-month periods ended June 30, 2023, decreased by $13,451 and $11,718, respectively, when compared with the corresponding periods in 2022. The decrease in sales for both periods was primarily due to the Company’s phase out of its industrial product line due to low sales. The second quarter of 2023 is the last period for which the Company will be reporting sales of this product line.

Cost of Sales

Cost of sales as a percentage of net sales increased to 54% in the second quarter of 2023 from 47% in the second quarter of 2022. For the first six months of 2023, cost of sales as a percentage of sales increased to 48% compared with 45% for the first six months of 2022. The increases in both periods were the result of 1) the product sales mix in 2023 compared with the same periods in 2022. The Company’s pharmaceutical products represented a larger percentage of the Company’s sales for both the three- and six-month periods ended June 30, 2023 compared with the same periods in 2022. These products carry a lower gross margin than the Company’s cosmetic products and medical lubricants, and 2) higher per unit overhead costs due to reduced production caused by lower demand for some of the Company’s products.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, decreased by $46,136 (7%) and $74,939 (6%) respectively, for the three- and six-month periods ended June 30, 2023 compared with the equivalent periods in 2022. The decrease in both periods was mainly due to decreases in employee bonuses and depreciation expenses.

Research and Development Expenses

Research and development expenses increased by $16,463 (15%) and $11,756 (5%), respectively, for the three- and six-month periods ended June 30, 2023, compared with the equivalent periods in 2022. The increase was primarily due to increases in payroll and payroll-related expenses.

Investment Income

Investment income decreased by $3,910 (7%) for the second quarter of 2023 compared with the second quarter of 2022 and increased by $3,172 (3%) for the first half of 2023 compared with the same period in 2022. The decrease in the second quarter was primarily due to a shift in the investment portfolio from equity and fixed income mutual funds to U.S. Treasury Bills and Certificates of Deposit, which yielded slightly less income during the second quarter of 2023 compared to the same period in 2022. The increase for the six-month period was primarily due to an increase in the overall investment portfolio.

Net Gain (loss) on Marketable Securities

For the three- and-six-month periods ended June 30, 2023, the Company recorded net gains on its marketable securities portfolio in the amount of $7,479 and $80,180, respectively. For the corresponding periods in 2022, the Company recorded net losses of $460,278 and $853,938, respectively. The reason for the fluctuation was due to 1) during 2022, the Company’s fixed income mutual funds (which made up approximately 90% of the investment portfolio) lost a significant amount of value due to increases in interest rates and those unrealized losses were recorded during 2022; and 2) a majority of those mutual funds were sold during the second quarter of 2023, and while most of the losses had already been recorded in 2022, there were some increases in market value at the time of these sales, which created unrealized gains in the current period. The Company’s management and Board of Directors are continuing to closely monitor the Company's investment portfolio and will make any adjustments they believe may be necessary or appropriate in order to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first half and second quarter of both 2023 and 2022. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $8,596,939 at December 31, 2022 to $10,009,566 at June 30, 2023, an increase of $1,412,627. The current ratio increased from 7.3 to 1 at December 31, 2022 to 8.4 to 1 at June 30, 2023. The increase in working capital and the current ratio was primarily due to an increase in cash and prepaid income taxes. The increase in cash was primarily due to the Company changing the date of its semiannual dividend payment from June to August.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of inflation on the Company's business.

The Company is in the process of upgrading its building sprinkler system and expects to incur costs of approximately $100,000 in connection with this upgrade. The project is currently in process and the Company will be making progress payments throughout the remainder of 2023.

The Company generated cash from operations of $852,247 and $1,164,601 for the first half of 2023 and 2022, respectively. The decrease from 2022 to 2023 was primarily due to the decrease in net income.

Cash provided by investing activities was $4,800,208 in the first half of 2023, compared with cash used by investing activities of $359,150 for the first half of 2022. The increase was due to an increase in the sales of the Company’s marketable securities in the first half of 2023 compared with 2022. The proceeds from these sales were primarily reinvested in short-term U.S. Treasury Bills, which are included in cash and cash equivalents.

Cash used in financing activities was $1,699,392 for the first half of 2022 and represented the payment of dividends. There were no financing activities during the first half of 2023 due to the Company shifting the declaration and payment of dividends to the third quarter of 2023.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of growth opportunities that are in the best interest of the Company and its shareholders.

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

NONE

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4. MINE SAFETY DISCLOSURES.

NONE

ITEM 5. OTHER INFORMATION.

NONE

ITEM 6. EXHIBITS.

10.1*	Separation Agreement between Beatriz Blanco and the Company dated June 22,2023

31.1*	Certification of Donna Vigilante, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC. (Registrant)

By: /S/ DONNA VIGILANTE Donna Vigilante President

Date: August 8, 2023	By: /S/ ANDREA YOUNG Andrea Young Chief Financial Officer