Form 10-Q
period 2023-09-30
UNITED GUARDIAN INC
filed 2023-11-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 1, 2023, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022

Net sales	$3,057,518	$2,417,022	$8,278,141	$9,935,557

Costs and expenses:
Cost of sales	1,749,041	1,076,035	4,272,043	4,479,905
Operating expenses	488,464	532,333	1,580,503	1,699,311
Research and development	98,141	120,924	353,829	364,856
Total costs and expenses	2,335,646	1,729,292	6,206,375	6,544,072
Income from operations	721,872	687,730	2,071,766	3,391,485

Other Income:
Investment income	79,682	46,995	182,264	146,405
Net (loss) gain on marketable securities	(14,357)	(300,526)	65,823	(1,154,464)
Total other income (expense)	65,325	(253,531)	248,087	(1,008,059)
Income before provision for income taxes	787,197	434,199	2,319,853	2,383,426

Provision for income taxes	160,441	88,681	475,922	493,119
Net income	$626,756	$345,518	$1,843,931	$1,890,307

Earnings per common share
(Basic and Diluted)	$0.14	$0.07	$0.40	$0.41

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$7,116,131	$830,452
Marketable securities	928,847	5,653,516
Accounts receivable, net of allowance for credit losses of $28,613 at September 30, 2023 and $20,063 at December 31, 2022	1,816,242	1,427,576
Inventories, net	1,228,076	1,672,012
Prepaid expenses and other current assets	132,699	201,846
Prepaid income taxes	393,636	185,228
Total current assets	11,615,631	9,970,630

Deferred income taxes	-	110,544

Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,615,387	4,585,055
Building and improvements	2,937,746	2,895,742
Total property, plant, and equipment	7,622,133	7,549,797
Less: Accumulated depreciation	7,064,991	6,990,636
Total property, plant, and equipment, net	557,142	559,161

TOTAL ASSETS	$12,172,773	$10,640,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2023	2022
	(UNAUDITED)	(AUDITED)
Current liabilities:
Accounts payable	$166,199	$30,415
Accrued expenses	1,286,166	1,322,056
Dividends payable	21,265	21,220
Total current liabilities	1,473,630	1,373,691

Deferred income taxes	48,000	-

Commitments and contingencies

Stockholders’ equity:
Common stock (at $.10 par value) (10,000,000 shares authorized; 4,594,319 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively)	459,432	459,432
Retained earnings	10,191,711	8,807,212
Total stockholders’ equity	10,651,143	9,266,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,172,773	$10,640,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common Stock
	Shares	Amount	Retained Earnings	Total
Balance, January 1, 2023	4,594,319	$459,432	$8,807,212	$9,266,644
Net income	-	-	756,081	756,081
Balance, March 31, 2023	4,594,319	$459,432	$9,563,293	$10,022,725
Net income	-	-	461,094	461,094
Balance, June 30, 2023	4,594,319	$459,432	$10,024,387	$10,483,819
Net income	-	-	626,756	626,756
Dividends declared and paid ($0.10 per share)	-	-	(459,387)	(459,387)
Dividends declared, not paid ($0.10 per share)	-	-	(45)	(45)
Balance, September 30, 2023	4,594,319	$459,432	$10,191,711	$10,651,143

 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock
	Shares	Amount	Retained Earnings	Total
Balance, January 1, 2022	4,594,319	$459,432	$9,361,837	$9,821,269
Net income	-	-	911,465	911,465
Balance, March 31, 2022	4,594,319	$459,432	$10,273,202	$10,732,734
Net income	-	-	633,324	633,324
Dividends declared and paid ($0.37 per share)	-	-	(1,699,392)	(1,699,392)
Dividends declared, not paid ($0.37 per share)	-	-	(506)	(506)
Balance, June 30, 2022	4,594,319	$459,432	$9,206,728	$9,666,160
Net income	-	-	345,518	345,518
Balance, September 30, 2022	4,594,319	$459,432	$9,552,246	$10,011,678

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Cash flows from operating activities:
Net income	$1,843,931	$1,890,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	74,355	102,851
Net (gain) loss on marketable securities	(65,823)	1,154,464
Gain on sale of equipment	(10,000)	-
Allowance for credit losses	8,550	(1,851)
Allowance for obsolete inventory	37,000	-
Deferred income taxes	158,544	(268,410)
(Increase) decrease in operating assets:
Accounts receivable	(397,216)	688,187
Inventories	406,936	(883,825)
Prepaid expenses and other current assets	69,147	43,325
Prepaid income taxes	(208,408)	(150,633)
Increase (decrease) in operating liabilities:
Accounts payable	135,784	(314,304)
Accrued expenses	(35,890)	(80,753)
Income taxes payable	-	(88,738)
Deferred revenue	-	(190,164)
Net cash provided by operating activities	2,016,910	1,900,456

Cash flows from investing activities:
Acquisition of property, plant and equipment	(72,336)	(60,165)
Proceeds from sale of equipment	10,000	-
Proceeds from sale of marketable securities	5,255,145	1,658,293
Purchases of marketable securities	(464,653)	(1,833,879)
Net cash provided by (used in) investing activities	4,728,156	(235,751)

Cash flows from financing activities:
Dividends paid	(459,387)	(1,699,392)
Net cash used in financing activities	(459,387)	(1,699,392)

Net increase (decrease) in cash and cash equivalents	6,285,679	(34,687)
Cash and cash equivalents at beginning of period	830,452	531,213
Cash and cash equivalents at end of period	$7,116,131	$496,526
Supplemental disclosure of cash flow information:
Taxes paid	$525,000	$1,000,000
Supplemental disclosure of non-cash items:
Dividends payable	$45	$506

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, and medical lubricants. Prior to July 1, 2023, the Company manufactured and reported sales of an industrial line of products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth. The Company conducts research and product development and modifies, refines, and expands the uses for existing products, with the goal of further developing the market for its products. The Company also develops new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments, including normal recurring accruals, considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2023 (also referred to as the "third quarter of 2023" and the "first nine months of 2023", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2023. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2022.

3.	Impact of the Coronavirus Pandemic, Global Supply Chain Instability, and Inflation

There continues to be residual impact on the Company’s business and financial performance from the coronavirus pandemic. In particular, there has been decreased demand for the Company’s Lubrajel® products in China as a result of (a) slower than expected post-COVID economic recovery in China; (b) increased competition from lower-priced competitors, especially those from Asian producers; and (c) slower destocking rate while the zero-COVID mandate was in effect in China for much of 2022.

As a result of the ongoing supply chain instability, the Company has experienced longer lead times for many of its raw materials. While raw material prices have stabilized, the increases in raw material prices that the Company experienced during 2022 and early 2023, have negatively impacted the Company’s gross profit margins in the first half of 2023. As a result, the Company instituted price increases on many of its products to offset these increased raw material costs.

While inflation has lessened during 2023, any future increases in the inflation rate will likely increase raw material costs, shipping costs, and internal labor costs, which could negatively impact the Company’s future gross margins.

With the residual effects of the coronavirus pandemic, combined with global supply chain instability and inflation, there continues to be uncertainty regarding the potential impact on the Company’s operations and its financial results. As a result the Company is unable to provide an accurate estimate or projection as to what the future impact will be on the Company’s operations and its financial performance going forward.

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and it believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities on United States Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2023 and December 31, 2022, $664,879 and $105,000, respectively, exceeded the FDIC limit.

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company's cash and cash equivalents:

	September 30,	December 31,
	2023	2022
Demand deposits	$396,540	$314,685
Certificates of Deposit (original 3-month maturity)	500,000	---
Money market funds	514,017	18,590
U.S. Treasury Bills (original 3-month maturity)	5,705,574	497,177
Total cash and cash equivalents	$7,116,131	$830,452

6.	Revenue Recognition

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

During 2023 and 2022, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell its product at a discounted price. The Company’s sales, as reported, are net of these product rebates and discounts, some of which are estimated, and are recorded in the same period that the revenue is recognized.

The Company recognizes revenue from sales of its cosmetic ingredients and medical lubricants when those products are shipped, as long as a valid purchase order has been received and future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer and the Company’s performance obligation is satisfied. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

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

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. The Company has not experienced significant fluctuations between estimated allowances and actual activity. At September 30, 2023 and 2022, the Company had an allowance of $271,832 and $353,259, respectively, for possible outdated material returns, which is included in accrued expenses.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company estimates distribution fees and records distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Cosmetic ingredients	$1,197,178	$841,261	$2,731,966	$4,313,139
Pharmaceutical	1,196,393	1,159,367	3,927,218	3,622,964
Medical lubricants	663,947	384,548	1,567,363	1,904,424
Industrial products	-	31,846	51,594	95,030
Total Sales	$3,057,518	$2,417,022	$8,278,141	$9,935,557

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 26% of the Company’s total sales in the third quarter of 2023 were to customers located outside of the United States, compared with approximately 18% in the third quarter of 2022. For the nine months ended September 30, 2023, approximately 24% of the Company’s total sales were to customers located outside of the United States, compared with approximately 25% for the nine months ended September 30, 2022.

Disaggregated sales by geographic region are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States*	$2,247,677	$1,969,907	$6,257,453	$7,403,752
Other countries	809,841	447,115	2,020,688	2,531,805
Total Sales	$3,057,518	$2,417,022	$8,278,141	$9,935,557

* Substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S. As a result, all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 71% of its sales of the Company’s products in the third quarter of 2023 were to foreign customers compared with 60% for the same period in 2022, with China representing approximately 23% of those foreign sales in the third quarter of 2023, compared with approximately 37% in the third quarter of 2022.

For the nine months ended September 30, 2023 approximately 69% of ASI’s sales of the Company’s products were to foreign customers, with China accounting for approximately 27% of ASI’s sales of the Company’s products, as compared with approximately 69% of ASI’s sales going to customers in other countries for the nine months ended September 30, 2022, with China accounting for approximately 42% of ASI’s sales of the Company’s products during that period.

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

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company provides allowances for any receivables for which collection is doubtful in accordance with ASU 2016-13. As of September 30, 2023 and December 31, 2022, the allowance for credit losses was $28,613 and $20,063, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

8.	Marketable Securities

Marketable securities include investments in fixed income and equity mutual funds and certificates of deposit. The Company’s mutual funds are reported at their fair values and the certificates of deposit are reported at amortized cost.

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three and nine months ended September 30, 2023 and 2022, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net (losses) gains recognized during the period on marketable securities	$(14,357)	$(300,526)	$65,823	$(1,154,464)
Less: Net losses recognized during the period on marketable securities sold during the period	-	-	(433,769)	(207,936)
Unrealized (losses) gains recognized during the reporting period on marketable securities still held at the reporting date	$(14,357)	$(300,526)	$499,592	$(946,528)

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

The following tables summarize the Company’s investments:

September 30, 2023 (Unaudited)

	Cost	Fair Value	Unrealized Loss
Equity Securities:
Equity and other mutual funds	$542,131	$528,847	$(13,284)

Other short-term investments:
Fixed income certificates of deposit	$400,000	$400,000	-
Total marketable securities	$942,131	$928,847	$(13,284)

December 31, 2022 (Audited)

	Cost	Fair Value	Unrealized gain (loss)
Equity Securities
Fixed income mutual funds	$5,449,227	$4,924,497	$(524,730)
Equity and other mutual funds	717,165	729,019	11,854
Total equity securities	6,166,392	5,653,516	(512,876)
Total marketable securities	$6,166,392	$5,653,516	$(512,876)

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds and interest income from United States Treasury Bills, certificates of deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $5,255,145 for the nine months ended September 30, 2023, which included realized losses of $433,769. Proceeds from the sale and redemption of marketable securities amounted to $1,658,293 for the nine months ended September 30, 2022, which included realized losses of $207,936.

9.	Inventories

	September 30,	December 31,
	2023	2022
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$591,407	$601,125
Work in process	101,475	16,520
Finished products	535,194	1,054,367
Total inventories	$1,228,076	$1,672,012

Inventories are valued at the lower of cost and net realizable value. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at September 30, 2023 and December 31, 2022 are stated net of a reserve of $101,000 and $64,000, respectively, for slow moving and obsolete inventory.

10.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2023 and December 31, 2022, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30, 2023 and 2022 includes the following:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Provision for federal income taxes - current	$152,350	$305,772	$317,128	$761,429
Provision for state income taxes - current	-	-	250	100
Provision for (benefit from) federal income taxes – deferred	8,091	(217,091)	158,544	(268,410)
Total provision for income taxes	$160,441	$88,681	$475,922	$493,119

11.	Defined Contribution Plan

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

The Company accrued $81,750 in contributions to the DC Plan for the nine months ended September 30, 2023 and September 30, 2022. In the first nine months of 2023, the Company made discretionary contributions of $ 94,326 to the DC Plan. This payment represented the remaining portion of the Company’s 2022 discretionary contribution. For the first nine months of 2022, the Company made discretionary contributions in the amount of $109,000 to the DC Plan.

12.	Related-Party Transactions

For the three- and nine-month periods ended September 30, 2023, the Company made payments of $30,000 and $90,000, respectively, to Ken Globus, the Company’s former President, for consulting services provided to the Company. There were no payments made to Mr. Globus for consulting services in the corresponding periods in 2022.

For the three- and nine-month periods ended September 30, 2023, the Company made payments of $9,000 and $12,000, respectively, to the accounting firm PKF O’Connor Davies (“PKF”) for accounting and tax services. Lawrence Maietta, a partner at PKF, is a director of the Company. For the three-month period ended September 30, 2022, there were no payments made to PKF. For the nine-month period ended September 30, 2022, the Company made payments of $4,000 to PKF for accounting and tax services.

13.	Other Information

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Accrued Expenses
Bonuses	$140,252	$175,496
Distribution fees	409,742	395,536
Payroll and related expenses	95,313	53,475
Reserve for outdated material	271,832	369,154
Company 401(k) contribution	81,750	94,326
Audit fee	60,250	66,500
Annual report expenses	54,475	68,349
Sales rebates	123,784	80,926
Insurance	21,625	-
Other	27,143	18,294
Total Accrued Expenses	$1,286,166	$1,322,056

14.	Recent Accounting Pronouncements

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

15.	Concentrations of Credit Risk

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

For the three months ended September 30, 2023, one of the Company’s cosmetic ingredient distributors, and three of its pharmaceutical distributors, together accounted for 81% of the Company’s sales and 83% of its outstanding accounts receivable at September 30, 2023. During the three months ended September 30, 2022, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 89% of the Company’s sales and 86% of its outstanding accounts receivable at September 30, 2022.

For the nine months ended September 30, 2023, one of the Company’s cosmetic ingredient distributors, and three of its pharmaceutical distributors, together accounted for 80% of the Company’s sales and 83% of its outstanding accounts receivable at September 30, 2023. During the nine months ended September 30, 2022, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 78% of the Company’s sales and 86% of its outstanding accounts receivable at September 30, 2022.

Supplier concentration – For the nine months ended September 30, 2023, approximately 74% of the Company’s purchases were derived from two suppliers. For the nine months ended September 30, 2022, approximately 70% of the Company’s purchases were derived from the same two suppliers.

For the three months ended September 30, 2023, approximately 62% of the Company’s purchases were derived from two suppliers. For the three months ended September 30, 2022, approximately 80% of the Company’s purchases were derived from the same two suppliers.

16.	Earnings Per Share

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

Per share basic and diluted earnings were $0.14 and $0.07 for the three months ended September 30, 2023 and 2022, respectively, and $0.40 and $0.41 for the nine months ended September 30, 2023 and 2022, respectively.

17.	Subsequent Events

On October 10, 2023, the Company informed Ashland Specialty Ingredients (“ASI”), its largest cosmetic ingredients distributor, that it would like to renegotiate the current exclusive distribution agreement and in doing so provided Ashland with formal notification that it would not be renewing the existing distribution agreement in its current form. The agreement between the Company and ASI automatically renews every two years and is set to renew on January 1, 2024, unless notice of termination is given by either party no later than October 31, 2023. The Company has expressed that it has no intention of severing the relationship with ASI and that the purpose of the notification letter was to ensure that both parties have time to review the business agreement and determine what changes, if any, could be made to address the continued decline in sales of the Company’s products by ASI in certain regions.

On October 19,2023, the Company informed the U.S. Food and Drug Administration (the “FDA”) of a potential supply shortage of Renacidin. The Company was informed by Amsino Healthcare (USA), Inc. (“Amsino”) that they were temporarily ceasing the manufacture and supply of Renacidin as its facility underwent required maintenance and addressed several observations made by the FDA. Amsino currently anticipates that two outstanding purchase orders originally scheduled for December 5, 2023 and January 9, 2024 will now take place on or about February 2, 2024 and February 9, 2024 respectively. The Company has determined that it will likely exceed its current supply levels of Renacidin prior to the delivery dates provided by Amsino. In connection with the Company’s mandatory notice to the FDA regarding the shortage of Renacidin, the Company is taking every measure reasonably available to mitigate the impact caused by these delays.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company’s control) could cause actual results to differ materially from those set forth in the forward-looking statements. In addition to those specific risks and uncertainties set forth in the Company's reports currently on file with the SEC, some other factors that may affect the future results of operations of the Company are: the development of products that may be superior to those of the Company; changes in the quality or composition of the Company's products; lack of market acceptance of the Company's products; changes in our distribution partners; the Company's ability to develop new products; general economic or industry conditions; changes in intellectual property rights; changes in interest rates; new legislation or regulatory requirements; conditions of the securities markets; the Company's ability to raise capital; changes in accounting principles, policies or guidelines; financial or political instability; acts of war or terrorism; and other economic, competitive, governmental, regulatory and technical factors that may affect the Company's operations, products, services and prices. Accordingly, results achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made.

The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, and medical lubricants. Prior to July 1, 2023, the Company manufactured and reported sales from an industrial line of products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth. The Company conducts various research and development activities. The Company’s research and development department modifies, refines, and expands the uses for existing products, with the goal of further developing the markets that its products are used in. The Company also develops new products with a focus on using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers. All the products that the Company markets, except for Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer.

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

The Company’s medical lubricants, which consist of water-based gel formulations designed to provide sensory enhancement and lubrication mainly for medical device applications. Products are sold directly to medical devices customers and contract manufacturers.

The Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, as well as some of its pharmaceutical products and its medical lubricants. These competitive products are usually sold at a lower price than the Company’s products; however, they may not compare favorably to the level of performance and quality of the Company’s products.

The Company recognizes revenue when all of the following requirements are satisfied (a) persuasive evidence of a sales arrangement exists; (b) products are shipped, which is when the performance obligation is satisfied, and title and risk of loss pass to the customers; and (c) collections are reasonably assured. An allowance for returns, based on historical experience, is taken as a reduction of sales within the same period the revenue is recognized.

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

The current Supply chain instability has not significantly affected the ability of the Company to obtain raw materials, but it has created longer lead times for some of them. While raw material prices have stabilized, the increases in raw material prices that the Company experienced during 2022 and early 2023, have negatively impacted the Company’s gross profit margins in the first half of 2023. As a result, the Company instituted price increases on many of its products to offset these increased raw material costs.

While inflation has lessened during 2023, any future increases in the inflation rate will likely increase raw material, shipping, and internal labor costs, which could negatively impact the Company’s future gross margins.

As a result of the residual effects of the coronavirus pandemic, including continued global supply chain instability and inflation, there continues to be uncertainty regarding the future impact of the coronavirus pandemic on the Company’s operations and financial results. The Company is unable to provide an accurate estimate or projection as to what the future impact will be on the Company’s operations and its financial performance going forward.

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

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2022, and a comparison of the results of operations for the third quarter of 2023 and 2022 and the first nine months of 2023 and 2022. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

The Company recognizes revenue from sales of its cosmetic ingredients and medical lubricants when all of the following requirements are satisfied: (a) a valid purchase order has been received; (b) products are shipped, which is when the performance obligation is satisfied and title and risk of loss pass to the customers; and (c) future collection of the sale amount is reasonably assured. These products are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and it is at this time that risk of loss and responsibility for the shipment passes to the customer. Sales of these products are deemed final, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective.

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

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 2023 increased by $640,496 (26%) when compared with the same period in 2022. Net sales for the first nine months of 2023 decreased by $1,657,416 (17%) as compared with the corresponding period in 2022. The increase in sales for the third quarter of 2023 and the decrease in sales for the first nine months of 2023 were attributable to changes in sales of the following product lines:

 Cosmetic ingredients:

a)

Third quarter sales: For the third quarter of 2023, the Company’s sales of cosmetic ingredients increased by $355,917 (42%) when compared with the third quarter of 2022. The increase in third quarter sales was due primarily to an increase of $231,543 (31%) in net sales of the Company’s cosmetic products to ASI. Based on information provided to the Company by ASI, the majority of the increase in sales of the Company’s products were to customers in Europe and to a lesser extent customers in Latin America.

Third quarter sales in 2023 to the Company’s four other distributors, as well as to two direct cosmetic ingredient customers, increased by a net of $124,374 (130%) compared with the third quarter of 2022. Sales to the Company’s cosmetic distributors in the United Kingdom, Switzerland, France, and two other direct customers increased by a total of $150,604 (241%), while sales to the Company’s distributor in Italy decreased by $26,230 (80%).

b)

Nine-month sales: For the first nine months of 2023, the Company’s sales of cosmetic ingredients decreased by $1,581,173 (37%) when compared with the same period in 2022. This decrease was due primarily to a decrease of $1,332,936 (39%) in sales to ASI. Based on information provided to the Company by ASI, the decrease in sales to ASI during the first nine months of 2023 was due to 1) decreased demand for the Company’s cosmetic products in China due to slow post-COVID economic growth; 2) increased competition from lower-priced competitors, especially Asian producers; and 3) customers working off excess stock, maintaining lower inventory levels, and changing ordering patterns to just in time.

Cosmetic ingredient sales for the first nine months of the year to the Company’s four other cosmetic distributors, as well as to two direct cosmetic customers, decreased by a net of $248,237 (27%) compared with the same period in 2022. Nine-month sales to the Company’s cosmetic distributors in the UK and Italy decreased by $317,668 (55%), while sales to the Company’s distributors in France and Switzerland and two other direct customers increased by $69,431 (12%).

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances).

Gross sales of the Company’s pharmaceutical products for the three-month period ended September 30, 2023 increased by $72,190 (5%) compared with the corresponding period in 2022, while gross sales for the nine-month period ended September 30, 2023 increased by $252,200 (6%). The increase in sales for the three-month period ended September 30, 2023 was due primarily to an increase of $38,851 (3%) in gross sales of Renacidin and an increase of $33,340 (18%) in gross sales of the Company’s other pharmaceutical product, Clorpactin WCS-90. For the nine-month period ended September 30, 2023, the increase was due to an increase in gross sales of Renacidin of $222,341 (6%) combined with an increase in gross sales of Clorpactin WCS-90, in the amount of $29,858 (5%). The Company typically experiences fluctuations in sales of its pharmaceutical products due to the timing of orders from its distributors. The Company will be investing additional resources to better understand the market for its pharmaceutical products.

The difference between the net sales increase compared with the gross sales increase for these products is due to a net increase in gross sales of those products combined with an increase in pharmaceutical sales allowances of $35,164 (12%) for the three-month period ended September 30, 2023, and a decrease in pharmaceutical sales allowances of $52,055 (8%) for the nine-month period ended September 30, 2023. These allowances typically have a direct relationship with the sales of the Company’s pharmaceutical products, however, for the nine-month period ended September 30, 2023, the decrease in sales allowances was primarily due to a decrease in outdated material returns allowances.

Medical lubricants:

Sales of the Company’s medical lubricants increased by $279,399 (73%) for the three-month period ended September 30, 2023, compared with the same period in 2022, while sales for the nine-month period decreased by $337,061 (18%), compared with the same period in 2022. The increase in medical lubricant sales for the three-month period was primarily attributable to an increase in shipments to one of the Company’s larger direct medical lubricant customers located in India, combined with an increase in shipments to an existing customer in China whose orders have increased due to a new project utilizing one of the Company’s medical lubricants. The decrease in sales for the nine-month period was due to one of the Company’s other larger customers in China shifting order patterns due to slower destocking of product while China’s Zero-COVID mandate was in place.

Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, decreased by $31,846 (100%) and by $43,436 (46%), respectively, for the three and nine months ended September 30, 2023, when compared with the corresponding periods in 2022. The decrease in sales for both periods was primarily due to the Company’s phase out of its industrial product line due to low sales volume with no growth. The second quarter of 2023 was the last period for which the Company reported sales of this product line.

Cost of Sales

Cost of sales as a percentage of sales increased to 57% in the third quarter of 2023, up from 45% in the third quarter of 2022. For the first nine months of 2023, cost of sales as a percentage of sales increased to 52%, up from 45% in 2022. The increases in both periods were a result of 1) increased raw material costs in 2023 compared with 2022; 2) increased freight costs in 2023 compared with 2022; 3) the increase in the percentage of the Company’s overall sales derived from the Company’s pharmaceutical products, which are sold at a lower profit margin than the Company’s other product lines; and 4) higher per unit overhead costs due to reduced production caused by lower demand for some of the Company’s products.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, decreased by $43,869 (8%) for the third quarter of 2023 compared with the equivalent period in 2022 and decreased by $118,808 (7%) for the first nine months of 2023, compared with the equivalent period in 2022. The decrease in operating expenses for both periods was due primarily to decreases in employee bonuses and depreciation expenses.

Research and Development Expenses

Research and development expenses decreased by $22,783 (19%) for the third quarter of 2023, and decreased by $11,027 (3%) for the first nine months of 2023 compared with the same periods in 2022. The decrease for the third quarter was primarily due to a decrease in payroll and payroll-related expenses.

Investment Income

Investment income increased by $32,687 (70%) and by $35,859 (24%), respectively, for the three- and nine-month periods ending September 30, 2023, compared with the equivalent periods in 2022. During the first half of 2023, the Company repositioned its marketable securities portfolio and sold most of its equity and fixed income mutual funds. The proceeds from these sales were used to purchase U.S. Treasury Bills and certificates of deposit in order to take advantage of the increase in interest rates. The increase in investment income for the three- and nine-month periods during 2023 represents increased interest income in 2023 when compared with the dividend income recorded during 2022 from the Company’s mutual funds.

Net (Loss) Gain on Marketable Securities

For the three-month period ended September 30, 2023, the Company recorded net losses on its marketable securities portfolio in the amount of $14,357. For the nine-month period ended September 30, 2023, the Company recorded net gains on its marketable securities portfolio of $65,823. For the corresponding periods in 2022, the Company recorded net losses of $300,526 and $1,154,464, respectively. The reason for the fluctuations in both periods in 2023 was due to the following factors: 1) during 2022, the Company’s fixed income mutual funds (which made up approximately 90% of the investment portfolio) lost a significant amount of value due to increases in interest rates, and those unrealized losses were recorded during 2022; and 2) a majority of those mutual funds were sold during the second quarter of 2023, and while most of the losses had already been recorded in 2022, there were some increases in market value at the time of these sales, which created unrealized gains in that period.

As previously discussed, the Company repositioned its marketable securities portfolio in the first half of 2023 to take advantage of the increase in interest rates. The Company’s management and the Investment Committee of the Board of Directors continue to closely monitor the Company's investment portfolio and will make any adjustments they believe may be necessary or appropriate in order to minimize the future impact on the Company’s financial performance due to volatility of the global financial markets.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first nine months of 2023 and 2022. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $8,596,939 at December 31, 2022 to $10,142,001 at September 30, 2023, an increase of $1,545,062. The current ratio increased from 7.3 to 1 at December 31, 2022 to 7.9 to 1 at September 30, 2023. The increase in working capital and the current ratio was primarily due to increases in cash and cash equivalents, accounts receivable and prepaid income taxes.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.

The Company expects to incur costs of approximately $100,000 in connection with an upgrade to its building sprinkler system. This project is currently in process and the Company will be making progress payments throughout the remainder of 2023.

The Company generated cash from operations of $2,016,910 and $1,900,456 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase in cash from operations was primarily due to a decrease in inventory and an increase in accounts payable, which was partially offset by an increase in accounts receivable.

Cash provided by investing activities for the nine-month period ended September 30, 2023 was $4,728,156. Cash used in investing activities for the nine-months ended September 30, 2022 was $235,751. The increase was due to an increase in the sales of the Company’s marketable securities in the first half of 2023 compared with 2022. The proceeds from these sales were primarily reinvested in short-term U.S. Treasury Bills, which are included in cash and cash equivalents.

Cash used in financing activities was $459,387 and $1,699,392 for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease was due to a decrease in the dividends paid from $0.37 per share in 2022 to $0.10 per share in 2023.

The Company expects to continue to use its cash to make dividend payments, to purchase marketable securities, and to take advantage of growth opportunities that are in the best interest of the Company and its shareholders.

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

                  NONE

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

Date: November 3, 2023	UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ DONNA VIGILANTE
Donna Vigilante
President

	By:	/S/ ANDREA YOUNG
Andrea Young
Chief Financial Officer