Form 10-K
period 2023-12-31
UNITED GUARDIAN INC
filed 2024-03-22
CIK 101295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________________________

Commission ﬁle number 1-10526

UNITED-GUARDIAN, INC.

(Exact name of registrant as speciﬁed in its charter)

Delaware	11-1719724
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identiﬁcation No.)

230 Marcus Blvd., Hauppauge, NY 11788

(Address of principal executive offices, including zip code)

(631) 273-0900
Registrant's telephone number, including area code

Securities registered pursuant to Section l2(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.10 par value	UG	The NASDAQ Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). Yes ☐   No ☒

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $37,949,075 (based on a closing price of $8.26 per share). (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2024, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $0.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of December 31, 2023 are incorporated by reference in Part III of this Annual Report on Form 10-K.

UNITED-GUARDIAN, INC.

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

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

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

PART I

Item 1. Business

OVERVIEW

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceutical products, medical lubricants and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. In October 2023, the Company entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of the Company’s new Natrajel™ line of sexual wellness ingredients in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2023, the Company anticipates that it will begin manufacturing and reporting sales of this new line of products in 2024.

The Company conducts various research and development activities. The Company’s research and development department primarily develops new and unique cosmetic ingredients. The Company develops new products using natural and environmentally friendly raw materials, which is a priority to many of the Company’s cosmetic customers. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the markets that its products are used in. All the products that the Company markets, except for Renacidin®, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer.

Our predecessor entity, United International Research, Inc. ("UIR"), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, the Company's Chairman and Director of Research until his death on April 9, 2009. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corporation ("Guardian"), an affiliate of UIR, whereby Guardian was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc., a New York corporation, was merged with and into a newly formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile to the State of Delaware.

The cornerstone of our business is our product innovation. We use our product development and formulation expertise to maintain our market position and to propel future growth. We also focus on the development of new products that fill unmet market needs and have unique properties.

Our products are sold into stable and growing markets such as personal care, medical devices and pharmaceuticals. Our current product offerings include cosmetic ingredients, medical lubricants, pharmaceuticals and sexual wellness ingredients.

Our current product offerings are segregated into the following categories:

●

Cosmetic Ingredients: Cosmetic ingredients include an extensive line of multifunctional hydrogel formulations designed to offer sensory enhancement, lubrication, texture and moisturization to personal care products.

●	Medical Lubricants: Medical lubricants include a line of hydrogel formulations designed to offer sensory enhancement and lubrication to medical products.

●

Pharmaceutical Products: Pharmaceutical products include an FDA approved prescription drug that is used primarily to prevent and to dissolve calcifications in urethral catheters, as well as a chlorine-based topical antimicrobial.

UNITED-GUARDIAN, INC.

●	Sexual Wellness Ingredients: Sexual wellness ingredients include a line of hydrogel formulations designed to offer sensory enhancement, lubrication and moisturization to sexual wellness applications.

Our website, www.u-g.com, which is made available free of charge, contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the U.S. Securities and Exchange Commission (“SEC”). These documents are also available in print to any stockholder who requests them. Information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

DESCRIPTION OF THE BUSINESS

The Company manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. In October 2023, the Company entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for distribution of the Company’s new Natrajel line of sexual wellness ingredients in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2023, the Company anticipates that it will begin manufacturing and reporting sales of this new line of products in 2024.

We also conduct research and development, primarily related to the development of new and unique cosmetic ingredients and medical lubricants. We focus on the development of products that fill unmet market needs, have unique properties, and use proprietary technology that we typically protect as trade secrets rather than with patents. Many of our products are marketed through collaborative distribution agreements with larger companies.

The cosmetic ingredients manufactured by the Company are marketed to end users through our worldwide network of distributors and are currently used by many of the major manufacturers of cosmetic products. One of the Company’s most important product lines is its Lubrajel® line of multifunctional hydrogel formulations, which are designed to provide sensory enhancement, lubrication, hydration, and texture to both personal care and medical products. In the last few years, to meet the growing demand for “green” and sustainable products, the Company has focused on developing and launching new products which only contain ingredients that are considered “natural.” The Company’s Lubrajel products in the new natural line have been certified by the Cosmetic Organic and Natural Standard (“COSMOS”). This standard is recognized globally by the cosmetic industry. We ship our cosmetic ingredients to our distributors Ex Works (“EXW”) from our facility in Hauppauge, New York. Those distributors in turn resell those products to their customers, who are typically the manufacturers and marketers of cosmetic and personal care products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at the discretion of the Company.

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

We operate in one business segment. Our current products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical lubricants and sexual wellness. Each product category is marketed differently. Effective July 1, 2023, the Company discontinued its industrial product line of products.  Beginning in 2024, the Company added sexual wellness ingredients to its portfolio of product categories.

Our cosmetic ingredients are currently marketed globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other specialty products. We sell our cosmetic ingredients directly to those distributors, which in turn resell our products to their customers for use in the formulation of one or more of the customers’ personal care and cosmetic products. Our non-pharmaceutical medical lubricants are sold directly to marketers of finished medical products or to the contract manufacturers utilized by those marketers. We market our pharmaceutical products primarily through our dedicated Renacidin website. The pharmaceutical products are sold to hospitals and pharmacies primarily through full-line drug wholesalers, which purchase our products outright for resale to their customers. We also sell a small quantity of pharmaceutical products directly to hospitals and pharmacies. Our products are sold under trademarks or trade names that we own, some of which are registered with the United States Patent and Trademark Office as well as with comparable regulatory agencies in some foreign countries. We maintain a corporate website at www.u-g.com, and a specific website for Renacidin at www.renacidin.com. Information contained on either website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

UNITED-GUARDIAN, INC.

All references in this Annual Report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales.”

PRODUCTS

As stated above, we operate in one business segment, and our current product lines are separated into four distinct categories:

COSMETIC INGREDIENTS

The cosmetic ingredients we manufacture are marketed and sold to end users through our worldwide network of distributors. Our cosmetic ingredients are currently sold globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI. is the exclusive distributor of our products in the United States, Canada, Asia, South & Central America, Mexico, Europe (all regions other than France, the United Kingdom, Italy & Switzerland), Scandinavia, Africa, Australia, the Middle East and Korea. Our other cosmetic ingredient distributors are Azelis UK Ltd in the United Kingdom, Sederma SAS, a subsidiary of Croda International Plc., in France, Safic-Alcan S.p.A. in Italy, and Azelis Cosmetics GmbH in Switzerland. The Company is currently in the process of renegotiating some of its distribution agreements.

We ship our cosmetic ingredients to our distributors EXW from our facility in Hauppauge, New York. The distributors resell the products to their customers, which are typically major manufacturers and marketers of cosmetic and personal care products. They utilize our products in their finished products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at our discretion.

Since our Lubrajel hydrogels are well-known and established specialties, we believe that in the event ASI or any of our other cosmetic product distributors were to cease marketing and selling our products, alternative distribution agreements could be signed with other distributors of cosmetic ingredients in the affected territory or territories. These new distributors would continue supplying products to customers currently using our products, without any significant interruption of sales. If necessary, we would also be able to sell directly to the end users of our products until a new distribution arrangement was put in place.

PRODUCTS - COSMETIC INGREDIENTS:

LUBRAJEL is an extensive line of multifunctional hydrogel formulations designed to mainly provide sensory enhancement, lubrication, and texture to personal care products. Some of the Lubrajel products also offer skin moisturization benefits. The Lubrajel products are primarily used in skin care products such as moisturizers, anti-aging creams, body lotions, face serums, spa products and sunscreens. The Lubrajel products are also used in makeup products such as primers and foundations. Each Lubrajel product offers unique benefits for the formulation of skin care and color cosmetic products. The basic product line includes Lubrajel CG, Lubrajel DV, Lubrajel IIXD, Lubrajel MS, Lubrajel NP and Lubrajel Oil.

UNITED-GUARDIAN, INC.

To address customer demand for preservative-free products, we developed and launched Lubrajel DV PF, Lubrajel IIXD PF, Lubrajel MS PF, Lubrajel Oil PF and Lubrajel PF. To address customer demand for paraben-free products, we developed and launched Lubrajel DV free, Lubrajel IIXD free, Lubrajel MS free, Lubrajel NP Free and Lubrajel Oil free.

In the last few years, to meet the growing consumer demand for “green” and sustainable products, we have focused on developing and launching new products which only contain ingredients that are considered “natural.” The Lubrajel products in the new natural line have been certified by the Cosmetic Organic and Natural Standard (“COSMOS”). This standard is recognized globally by the cosmetic industry.

The new natural line of products includes Lubrajel Natural, Lubrajel Marine, Lubrajel Oil Natural and Lubrajel Terra. All of the natural products are designed using green technology and contain natural raw materials. These products are multifunctional, Roundtable on Sustainable Palm Oil (“RSPO”) certified, Vegan, biodegradable and COSMOS approved. Each one offers a unique skin feel and improves the sensory characteristics of personal care formulations.

In addition to the Lubrajel line of products, we also manufacture the following additional cosmetic ingredients, which accounted for less than 10% of total sales in 2023:

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

Sales of our cosmetic ingredients represented approximately 38% and 41% of our total sales for the years ended December 31, 2023 and 2022, respectively.

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

MEDICAL LUBRICANTS

Our medical lubricants are sold directly to manufacturers and marketers of finished medical products or to the contract manufacturers utilized by those companies. Sales of our medical lubricants are shipped EXW from our facility in Hauppauge, New York. Sales are deemed final upon shipment, and we have no obligation to repurchase or allow the return of these goods unless they are defective.

UNITED-GUARDIAN, INC.

PRODUCTS – MEDICAL LUBRICANTS

Our medical lubricants are also sold under the Lubrajel brand since they are hydrogel formulations designed to provide sensory enhancement and lubrication to medical products. The Lubrajel medical lubricant products are primarily used in catheters, condoms, personal lubricants and in oral care applications such as mouthwashes.

Currently, we offer medical lubricant products for catheter lubrication, medical devices, condom lubrication and oral care. In addition, we develop and sell customized exclusive products for all these applications.

Our medical lubricants include Lubrajel MG, Lubrajel MGL, Lubrajel RRCG, Lubrajel RR, Lubrajel RC, Lubrajel RA, Lubrajel Fluid, Lubrajel LC, Lubrajel BA, and Lubrajel FACO.

Lubrajel MG and Lubrajel MGL are our standard medical lubricants and can be applied to catheters, thermometers and other instruments to ensure ease of use and patient comfort. Our R-line of products, Lubrajel RRCG, Lubrajel RR, Lubrajel RC and Lubrajel RA can withstand sterilization by gamma radiation, which is one of the methods of terminally sterilizing medical and hospital products. Lubrajel Fluid is designed as an alternative to traditional silicone-based lubricants. The water-based formula offers easy clean up and is non-staining. It is compatible with traditional condom release powders which are used during the manufacture of latex condoms.

Lubrajel LC, Lubrajel BA and Lubrajel FACO are hydrogel formulations developed for use in oral care applications.

Sales of medical lubricants represented approximately 16% and 19% of our total sales for the years ended December 31, 2023 and 2022, respectively.

We believe that there is potential to continue growing the sales of our medical lubricants through new product development, development of new product applications and markets, and geographic expansion.

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

CLORPACTIN® WCS-90 (“Clorpactin”) is a chlorine-based drug that is marketed as a topical antimicrobial and is also used in urology. It is also a powerful disinfectant, fungicide, and deodorizer.

Our pharmaceutical products represented 45% and 39% of our total sales for the years ended December 31, 2023 and 2022 respectively.

We believe that there is potential to grow the sales of our pharmaceutical products through geographic expansion.

UNITED-GUARDIAN, INC.

SEXUAL WELLNESS INGREDIENTS

Sexual wellness ingredients is a line of hydrogel formulations designed to offer sensory enhancement, lubrication, and moisturization to sexual wellness applications.

The new Natrajel™ line of products comprises Natrajel NT, Natrajel MA, Natrajel ON and Natrajel TE. This line was designed using green technology and contains natural raw materials. All the products are RSPO certified, Vegan, biodegradable and COSMOS approved.

FOREIGN SALES

For the years ended December 31, 2023 and 2022, approximately 21% and 25%, respectively, of our sales revenue was from foreign sources, and was derived from (a) sales of our cosmetic ingredients to foreign distributors, which accounted for approximately 7% and 9% of sales, for the years ended December 31, 2023 and 2022, respectively, and (b) sales of medical lubricants directly to certain customers in foreign countries, which accounted for approximately 14% and 16% of our sales revenue for the years ended December 31, 2023 and 2022, respectively.

Because all shipments to our largest distributor, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are considered domestic sales, even though a significant percentage of ASI’s sales of our products are to customers in foreign countries. Based on sales information provided by ASI, 69% of ASI’s sales of our products in 2023 were to customers in foreign countries, compared with 65% in 2022. ASI’s largest foreign market in both 2023 and 2022 was China, which accounted for approximately 29% of ASI’s sales of our products in 2023 and 38% in 2022.

Since sales of our products are in U.S. Dollars, our selling prices are generally not affected by fluctuations in foreign currency exchange rates, except to the extent that a stronger dollar compared with foreign currencies can make our products less competitive in foreign markets, sometimes requiring adjustments to our prices in order to be more competitive. We continue to work closely with our network of distributors to price our products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and expand our customer base.

DOMESTIC SALES

For the years ended December 31, 2023 and 2022, approximately 79% and 75%, respectively, of our sales were from domestic sources, which represents sales within the United States only.

COSMETIC INGREDIENTS:

In the United States, our cosmetic ingredient products have been marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”) and last automatically renewed on January 1, 2022. That agreement was for the marketing of the Company’s cosmetic ingredients in North America, Central America, South America, Asia Pacific, and EMEA. ASI also has the exclusive right to market four of the Company’s products globally: Lubrajel Marine, Lubrajel BA, Lubrajel Oil PF and Lubrajel II XD PF. The current agreement with ASI terminated on December 31, 2023, pursuant of a letter provided by the Company to ASI on October 10, 2023. The purpose of the termination was to renegotiate the terms and conditions of the distribution agreement between the two companies. At this time the Company and ASI have not finalized a new agreement, but we believe that a new agreement will be executed by the end of the second quarter of 2024, although there can be no assurance that a new agreement will be executed. The Company anticipates that during the time that contract negotiations are taking place, ASI will continue to market and distribute the Company’s cosmetic ingredients in a manner consistent with past practice.

Domestic sales of cosmetic ingredients accounted for approximately 31% of total sales in 2023, compared with 32% in 2022. Sales to our largest distributor, ASI, accounted for approximately 30% of total sales in 2023 and 32% of sales in 2022.

UNITED-GUARDIAN, INC.

PHARMACEUTICALS:

Our pharmaceutical products are marketed only in the United States and are sold primarily through full-line drug wholesalers. Sales of those products accounted for approximately 45% of sales in 2023, compared with approximately 39% in 2022.

During 2023 and 2022, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require us to sell our product at a discounted price, typically given in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

MEDICAL LUBRICANTS:

We sell our medical lubricants directly to end users or to contract manufacturers utilized by the end users. Domestic sales of medical lubricants accounted for approximately 3% of our total sales in both 2023 and 2022. Although all shipments of medical lubricants to U.S. locations are considered domestic sales, a percentage of those shipments are subsequently shipped by some customers to foreign manufacturing facilities, which then produce finished products that could be marketed globally.

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

To improve our competitive position, we are strengthening our core capabilities and investing in product development, especially in naturally-derived products. We will also continue providing high-quality products, excellent technical service and we will continue to be a reliable supplier.

INTELLECTUAL PROPERTY

In recent years, we have elected to rely on trade secret protection to protect our intellectual property for proprietary product formulations and manufacturing methods. We will file for patent protection in situations where we believe that relying on trade secret protection alone would not provide sufficient protection.

We own the Lubrajel®, Renacidin®, Clorpactin®, Excellence Through Innovation®, and Natrajel™ trademarks.

UNITED-GUARDIAN, INC.

RAW MATERIALS

We purchase raw materials from multiple sources in the United States and believe that raw material supplies will be available in quantities sufficient to meet demand in 2024. Although some of those raw materials may be manufactured overseas, all of our suppliers are located within the United States. The Company is continuing to monitor the situation in the Middle East and is working closely with its suppliers in order to manage lead times, if necessary, of its raw materials due to supply chain instability.

The principal raw materials we use consist of common industrial organic and inorganic chemicals. We have three major raw material vendors that together accounted for approximately 83% of our raw material purchases in 2023 and 80% in 2022.

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

Our pharmaceutical products are sold to, and distributed by, full-line drug wholesalers throughout the United States. Our medical products are sold directly by us to the end users of those products or, in some cases, to contract manufacturers used by some of those end users.

RESEARCH AND DEVELOPMENT

Our research and development (“R&D”) team’s main focus is to develop new products and product-line extensions. The product development activities are focused on developing products for identified customers and market needs. We frequently collaborate with customers to develop the desired product to meet their specific needs. The R&D team also provides technical support services to assist our customers with application development and co-development. In addition, the R&D team provides ongoing technical assistance and knowhow to quality assurance and manufacturing personnel to ensure consistent standards for our products and to deliver environmentally responsible products that exceed customer expectations.

Our research and development expenses in 2023 were $463,992 compared with $490,770 in 2022. We expect our research and development expenses in 2024 to be higher than those in 2023 in order to support innovation and growth initiatives. Any additional increase in R&D expenses will also depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

We are required to comply with all pertinent current Good Manufacturing Practices of the FDA for medical devices and drugs our products may be subject to. Accordingly, the regulations to which we and certain of our products may be subject, and any changes with respect thereto, may materially affect our ability to produce and market new products.

Our present and future activities are, and will likely continue to be, subject to varying degrees of additional regulation under the Occupational Safety and Health Act, Environmental Protection Act, import, export and customs regulations, and other present and possible future foreign, federal, state and local regulations.

Portions of our operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2023 and 2022, we incurred approximately $41,000 and $39,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on our results of operations as a result of compliance with environmental laws.

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

We have recently established a carbon footprint monitoring program. Our plan is to review our current program to ensure it covers all pertinent environmental monitoring and establish goals in 2024. We have also joined initiatives for core raw materials, such as the Roundtable on Sustainable Palm Oil (“RSPO”), to ensure that we support suppliers in protecting the environment and the people in it. We are committed to using green chemistry principles to produce biodegradable, natural, and safe products with renewable feedstocks.

UNITED-GUARDIAN, INC.

SOLID WASTE

We do not produce hazardous waste. We comply with U.S. Environmental Protection Agency (“EPA”) and Department of Transportation’s (“DOT”) regulations for the disposal of the solid waste.

WATER

We comply in all material respects with all laws and regulations on water discharge.

ECOVADIS

We joined EcoVadis as part of our commitment to Corporate Social Responsibility (“CSR”). EcoVadis is a global leader in guiding, measuring, and improving corporate environmental and social responsibility and sustainability performance. The EcoVadis assessment measured 21 key issues centered on the environment, labor & human rights, ethics, and sustainable procurement. In its latest evaluation we scored in the top 15% of companies evaluated.

As part of the assessment, it was determined that we were strong in the following four areas:

1.	Environmental:

●	Company-specific emergency preparedness and response procedure regarding customer health and safety
●	Measures to detect and/or eliminate accidental water contamination
●	Formalized procedure related to materials/chemicals management
●	Provision of Safety Data Sheets
●	Employee awareness/training program on transportation of hazardous materials
●	Measures to avoid emissions of dust or particles

2.	Labor & Human Rights:

●	Labor and human rights policy
●	Formalized procedure related to employee health and safety
●	Compensation for extra or atypical working hours
●	Additional leave beyond standard vacation days
●	Bonus scheme related to Company performance
●	Heath care coverage of employees in place
●	Whistleblower procedure on discrimination and harassment
●	Awareness training regarding diversity, discrimination and/or harassment
●	Regular assessment (yearly) of individual performance
●	Active preventative measures for stress and noise
●	Training of relevant employees on health and safety risks and best working practices

3.	Ethics:

●	Disciplinary sanctions to deal with policy violations
●	Policy on information security
●	Polices on corruption
●	Whistleblower procedure to report ethics issues

UNITED-GUARDIAN, INC.

4.	Sustainable Procurement:

●	RSPO Supply Chain Certification
●	Formal assessment of supplier’s progress with regards to REACH requirements
●	No use of tin, tantalum, tungsten, gold, and/or their derivatives

Areas that required continual improvements were reviewed, and programs and policies were implemented as follows:

1)	Environmental impact from product end of life: we joined a prescription take-back program for our pharmaceutical products in the state of California.

2)

Measures on energy consumption and GHG’s: we created a carbon footprint procedure that we continue to update and plan to roll out in 2024. This procedure will allow us to determine our current energy consumption, with the goal of reducing that consumption in subsequent years.

3)	Established formal CSR Policy: we created a CSR policy to establish a framework for our commitment to sustainable performance.

HUMAN CAPITAL MANAGEMENT

We currently have 25 employees, 3 of whom serve in an executive capacity, 18 in research, quality control and manufacturing, 2 in maintenance and construction, and 2 in office and administrative support services. Of the total number of employees, 23 are employed full-time.

COMPETITIVE PAY AND BENEFITS

We are committed to paying our employees in a fair and equitable manner, regardless of race, gender or country of origin. We believe employees should be compensated equitably based on performance, skills, and experience. We offer a competitive benefits program to support employees through all life stages.

INCLUSION AND DIVERSITY

We focus significant resources on developing and retaining diverse talent and are committed to actively creating a collaborative environment of innovation that leverages the talents of a diverse workforce to drive sustainable growth and create value for our stockholders, customers, employees, and the community in which we operate.

TALENT MANAGEMENT

The talent management process includes a well-established performance assessment process that seeks to provide employees with ongoing feedback to enhance their performance in support of business objectives.

Item 1A. Risk Factors.

The information to be reported under this item is not required of smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

UNITED-GUARDIAN, INC.

Item 1C. Cybersecurity.

We continue to augment the capabilities of our people, processes, and technologies in order to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

Risk Management and Strategy

We have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees receive annual cybersecurity awareness training, including specific topics related to social engineering and email frauds. We utilize an outsourced information technology firm and consultants with significant expertise in cybersecurity. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

Our Information Technology General Controls are firmly established based on the National Institute of Standards and Technology (“NIST”) cybersecurity framework and cover areas such as risk management, data backup, and disaster recovery. We have utilized an outsourced information technology consultant to reduce and monitor security threats and vulnerabilities.  As part of our gap analysis, identified vulnerabilities have been, and will continue to be, promptly addressed with our senior business leadership and our Board of Directors.

Governance

Our Board of Directors is responsible for overseeing our cybersecurity risk management and strategy. Our President regularly meets with and provides periodic briefings to our Board of Directors regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

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

UNITED-GUARDIAN, INC.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is currently traded on the NASDAQ Global Market, under the symbol “UG”

Holders of Record

As of March 1, 2024, there were 355 holders of record of Common Stock.

Cash Dividends

On July 12, 2023, our Board of Directors declared a cash dividend of $0.10 per share, which was paid on August 2, 2023, to all stockholders of record as of July 26, 2023. The Company did not declare any other dividends in 2023. In June of 2023, the Company’s Board of Directors changed the Company’s dividend declaration practice and expects to consider a semi-annual dividend declaration in January and July of each year. On January 30, 2024, our Board of Directors declared a cash dividend of $.0.25 per share, which was paid on February 20, 2024 to all stockholders of record as of February 12, 2024.

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

Item 6. [RESERVED]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Impact of Global Supply Chain Instability and Inflation

The increased raw material prices that the Company experienced during 2022 and the beginning of 2023 stabilized during the latter part of 2023 as inflation started to decline. The continued supply chain instability, primarily caused by military tensions in the Middle East, has impacted vessels’ access to the Red Sea and Suez Canal. The Company is working closely with its suppliers regarding lead times, and continues to closely monitor this situation. Although we have not yet experienced any delays in receiving raw materials or an increase in shipping costs, we are aware that the situation is fluid and could impact us at any time. If that occurs, we may experience longer lead times and increased shipping costs for some of our raw materials, which may impact our future gross margins. As a result of this global supply chain instability, there continues to be uncertainty regarding the potential impact on our operations or financial results and we are unable to provide an accurate estimate or projection as to what the future impact will be.

Critical Accounting Policies

Our financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”). Preparation of financial statements requires us to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We use our historical experience and other relevant factors when developing our estimates and assumptions, which are continually evaluated. Note A, Nature of Business and Summary of Significant Accounting Policies, of the Notes to Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report, includes a discussion of our significant accounting policies. The following accounting policies are those that we consider critical to an understanding of the financial statements because their application places the most significant demands on management’s judgment. Our financial results might have been different if other assumptions had been used or other conditions had prevailed.

UNITED-GUARDIAN, INC.

Marketable Securities

Our marketable securities include investments in equity and fixed income mutual funds and Certificates of deposit. Our marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Certificates of Deposit with original maturities of more than 3 months are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2023 and 2022, we did not record an impairment charge regarding our investment in marketable securities because management believes, based on an evaluation of the circumstances, that any decline in fair value below the cost of certain of our marketable securities is temporary.

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

During 2023 and 2022, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require us to sell our products at a discounted price, typically in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

In August of 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA made significant changes to the current Medicare Part D benefit design as it relates to discounts available to enrollees from pharmaceutical manufacturers of brand name drugs. Beginning on January 1, 2025, the Centers for Medicare & Medicaid Services (“CMS”) will implement a new Medicare Part D Manufacturer Discount Program (“Discount Program”), which will replace the current CGDP. The new Discount Program eliminates the coverage gap benefit phase, introduces pharmaceutical manufacturer discounts in the initial and catastrophic coverage phases, and lowers the cap on enrollee out-of-pocket costs. Under the new Discount Program, additional rebates are expected to be owed by pharmaceutical manufacturers due to the restructuring of the benefit periods. The overall financial impact of this new program will vary depending on the products being reimbursed, but does have the potential to increase Medicare Part D rebates for drug manufacturers. At this time, the Company is unable to predict what future impact this new program will have on its financial condition; however, it submitted information to CMS requesting to be classified as a “specified small manufacturer.” If designated as such, the Company would be entitled to a multi-year phase-in period during which it would pay a lower percentage discount on drugs dispensed to beneficiaries. On January 31, 2024, the Company was notified by CMS that it qualified as a specified small manufacturer and will receive the discount phase-in discussed above.

UNITED-GUARDIAN, INC.

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

Accounting for Financial Instruments - Credit Losses

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

The Company performs ongoing credit evaluations of our customers and adjusts credit limits, as determined by a review of current credit information. We continuously monitor collection and payments from customers and maintain an allowance for credit losses based upon historical experience, anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While our credit losses have historically been low and within expectations, we may not continue to experience the same credit loss rates that have historically been attained. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows. When determining the reserve for credit losses, the Company takes into consideration current and future economic conditions and the impact that these changing dynamics may have on potential future losses.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company provides an allowance for credit losses related to its accounts receivable for which collection is doubtful in accordance with ASU 2016-13. As of December 31, 2023 and December 31, 2022, the allowance for credit losses on accounts receivable was $16,672 and $20,063, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

UNITED-GUARDIAN, INC.

Inventory Valuation Allowance

In conjunction with our ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis. Based on these projections, management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers. Although we believe that we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pull back from their expected order levels, may result in the recognition of larger-than-anticipated write-downs. We have performed an evaluation of our inventory on hand as of December 31, 2023 and December 31, 2022, and believe the reserves are adequate to cover any slow-moving or obsolete inventory.

RESULTS OF OPERATIONS

Sales

Sales decreased by approximately 14%, from $12,698,503 in 2022 to $10,885,154 in 2023. The decrease in sales was primarily due to a decrease in sales of our cosmetic ingredient products, specifically a decrease of 19% in sales to our largest distributor, ASI, in 2023 compared with 2022. In addition, sales of the Company’s medical lubricants decreased by 29%, primarily due to a decrease in demand in 2023 due to foreign customers’ overstocking during 2022.

Cosmetic Ingredients

Sales of our cosmetic ingredients decreased by approximately 20%, from $5,167,909 in 2022, to $4,132,334 in 2023. A significant part of the decrease was due to the decrease in sales to ASI. Based on information provided to the Company by ASI, the reasons for the decrease during 2023 was due to 1) decreased demand for the Company’s products in China; 2) increased competition from lower-priced local competitors, especially Asian producers; and 3) customers working off excess stock, maintaining lower inventory levels and changing ordering patterns to just in time. In addition, sales to our other four distributors decreased by a net of approximately 26%, while sales to four of our small direct cosmetic ingredient customers increased by approximately 71%.

We continue to experience global competition from Asian and European companies that manufacture and sell products that are competitive with our products. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products. We work closely with our network of distributors to price our products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and expand our customer base. We expect that this competitive environment will continue in 2024 and we plan to enhance our competitive position by strengthening our core capabilities and investing in new products, especially in the area of naturally-derived products. We will also continue providing high-quality products, excellent technical support, and the reliability our customers have come to expect from us.

Pharmaceuticals

Because there are fees, rebates, and allowances associated with sales of our two pharmaceutical products, Renacidin and Clorpactin, discussion of our pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Gross sales of our two pharmaceutical products, Renacidin and Clorpactin, together decreased by less than 1%, from $5,929,216 in 2022 to $5,894,220 in 2023. Gross sales of Renacidin decreased by approximately 1%, from $5,181,190 in 2022 to $5,127,069 in 2023, and gross sales of Clorpactin increased by 3% from $748,026 in 2022 to $767,151 in 2023.

The primary reason for the decrease in Renacidin sales was due to the Company’s packaging supplier of Renacidin temporarily ceasing manufacturing during the fourth quarter of 2023. According to information provided to the Company from its supplier, this temporary shutdown was done to perform required maintenance and address observations made by the FDA at their facility. According to the supplier, it anticipates filling the Company’s outstanding orders in early March of 2024.

UNITED-GUARDIAN, INC.

Net sales of our pharmaceutical products decreased by less than 1% in 2023 compared with the same period in 2022. The decrease in net sales was due to a decrease in certain pharmaceutical-related rebates and allowances. The decrease in pharmaceutical-related rebates and allowances in 2023 was primarily due to a decrease in allowances for outdated material returns.

Medical Lubricants

Sales of our medical lubricants decreased by approximately 29% in 2023, from $2,470,163 in 2022 to $1,750,632 in 2023. The decrease in sales was driven by decreased demand from one of our larger contract manufacturer customers located in China, who had built up inventory levels during 2022 to accommodate their customers’ delivery concerns.

Sexual Wellness Ingredients

There were no sales of our sexual wellness ingredients in 2023, since the Company only began its marketing efforts for those products in mid-2023 and it is not unusual for it to take a year or more for new ingredients to find their way into new products in the marketplace. We are hopeful we will begin to receive orders for these products in 2024.

Industrial Products

Sales of our industrial products decreased by 56% in 2023 compared with 2022. The decrease in sales was due to this product line being discontinued after the second quarter of 2023 due to low sales volume with minimal growth.

Gross Profit on Sales

Gross profit on sales was 50% in 2023 compared with 53% in 2022. The decrease in gross profit was primarily due to two factors. The first was a decrease in sales of our cosmetic ingredients in 2023 compared to 2022 which carry a higher profit margin than our pharmaceutical products, and in 2023 the percentage of pharmaceutical sales was 45% compared with 39% in 2022. The second factor was higher per unit overhead costs due to reduced production, which was caused by lower demand for some of the Company’s products.

Operating Expenses

Operating expenses decreased by approximately 4%, from $2,174,127 in 2022 to $2,078,564 in 2023. The decrease was mainly attributable to decreases in employee bonuses and depreciation expenses. In connection with the Company’s 2024 growth initiative, we anticipate that operating expenses will increase modestly in 2024.

Research and Development Expenses

Research and development expenses decreased by approximately 5%, from $490,770 in 2022 to $463,992 in 2023. The decrease was primarily related to a decrease in payroll and payroll-related expenses. In connection with the Company’s growth initiatives that are expected to be put into place in 2024, the Company expects its research and development expenses to increase modestly during 2024.

UNITED-GUARDIAN, INC.

Investment Income

Investment income increased by approximately 30%, from $236,695 in 2022 to $306,651 in 2023. The increase was primarily due to the Company repositioning its marketable securities portfolio and selling most of its equity and fixed income mutual funds. The proceeds from these sales were used to purchase U.S. Treasury Bills and certificates of deposit to take advantage of the increase in interest rates in 2023. In addition, in connection with the Company changing its dividend policy during 2023, cash flow increased and the additional monies were used to purchase both U.S. Treasury Bills and certificates of deposit.

Net gain (loss) on Marketable Securities

For the year ended December 31, 2023, the Company recorded net gains on its marketable securities portfolio of $81,095, compared with recording net losses of $1,046,245 in 2022. The reason for the fluctuation was due to the following factors: 1) during 2022, the Company’s fixed income mutual funds (which made up approximately 90% of the investment portfolio) lost a significant amount of value due to increases in interest rates, and those unrealized losses were recorded during 2022; and 2) a majority of those mutual funds were sold during the second quarter of 2023, and while most of the losses had already been recorded in 2022, there were some increases in market value at the time of these sales, which created unrealized gains in that period.

As previously discussed, the Company repositioned its marketable securities portfolio in the first half of 2023 to take advantage of the increase in interest rates. Company management, as well as the Investment Committee of the Board of Directors, continue to closely monitor the Company's investment portfolio and will make any adjustments they believe may be necessary or appropriate in order to minimize the future impact on the Company’s financial performance due to volatility of the global financial markets.

Provision for Income Taxes

The provision for income taxes increased from $658,168 in 2022 to $669,408 in 2023. This increase was due to an increase in income before taxes. Our effective income tax rate was 20.6% in 2023 and 20.4% in 2022.

Liquidity and Capital Resources

Working capital increased from $8,596,939 at December 31, 2022 to $10,718,457 at December 31, 2023. The current ratio increased from 7.3 to 1 at December 31, 2022 to 8.0 to 1 at December 31, 2023. The increase in working capital was mainly due to an increase in cash and cash equivalents.

Accounts receivable (net of allowance for credit losses) as of December 31, 2023 increased from $1,427,576 in 2022 to $1,566,839 in 2023. The increase in accounts receivable was due to an increase in sales during the third and latter part of the fourth quarter of 2023. The receivables turnover, or “Days Sales Outstanding,” for 2023, was 50 days, compared with 47 days in 2022. The allowance for credit losses on accounts receivable decreased from $20,063 in 2022 to $16,672 in 2023, and we believe that the net balance of our accounts receivable as of December 31, 2022 was, and continues to be, fully collectible.

We generated cash from operations of $3,144,480 in 2023 compared with $2,525,169 in 2022. The increase in 2023 was primarily due to a decrease in inventories and an increase in accounts payable.

Net cash provided by investing activities was $4,727,577 for the year ended December 31, 2023 compared with $897,562 for the year ended December 31, 2022. The increase in net cash provided by investing activities was mainly due an increase in the sales of the Company’s marketable securities in the first half of 2023 compared with 2022. The proceeds from these sales were primarily reinvested in short-term U.S. Treasury Bills, which are included in cash and cash equivalents.

UNITED-GUARDIAN, INC.

Net cash used in financing activities was $459,387 and $3,123,492 for the years ended December 31, 2023 and 2022, respectively. The decrease was due to the payment of lower dividends in 2023 compared with 2022. During 2023, we paid dividends of $0.10 per share compared with $0.68 per share in 2022.

We believe that our working capital is sufficient to support our operating requirements for the next fiscal year. Our long-term liquidity position will be dependent upon our ability to generate sufficient cash flow from profitable operations, and we expect to continue to use our cash to make dividend payments, purchase marketable securities, and to take advantage of growth opportunities that may arise that are in the best interest of our Company and our stockholders.

In connection with an upgrade to our building sprinkler system, costs of approximately $99,000 have been incurred to date. The project is expected to be completed during the first half of 2024 with additional planned expenditures of $69,000.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous Independent Registered Public Accounting Firm

On August 29, 2023, as directed and approved by the Audit Committee of our Board of Directors, we formally dismissed Baker Tilly US, LLP (“Baker Tilly”) as our independent registered public accounting firm.

The audit reports of Baker Tilly on the Company’s financial statements for the years ended December 31, 2022 and 2021 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the Company’s two most recent fiscal years ended December 31, 2022 and 2021 and the subsequent interim periods through the date of Baker Tilly’s dismissal, there were (i) no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto, with Baker Tilly on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Baker Tilly, would have caused Baker Tilly to make reference to the subject matter of the disagreements in connection with its reports on the Company’s financial statements for such years, and (ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto.

New Independent Registered Public Accounting Firm

On August 29, 2023, as directed and approved by the Audit Committee, we formally retained Grassi & Co. CPAs P.C. (“Grassi”) as our independent registered public accounting firm, effective immediately.

UNITED-GUARDIAN, INC.

During the two most recent fiscal years ended December 31, 2022 and 2021 and the subsequent interim periods through the date of Grassi’s appointment, the Company has not consulted with Grassi regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of the Company, and neither a written report nor oral advice was provided to the Company that Grassi concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue, or (ii) any matter that was either the subject of a “disagreement” within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions thereto or a “reportable event” within the meaning of Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2023. On the basis of that evaluation, management concluded that our disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2023 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2024 Proxy Statement.

CODE OF ETHICS

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees serving in any capacity, including the Chief Executive Officer and/or President, Chief Financial Officer, and Principal Accounting Officer. A copy of our Code of Business Conduct and Ethics is available on our website at www.u-g.com/esg. If applicable, we intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from any provision of our Code of Business Conduct and Ethics applicable to our website.

AUDIT COMMITTEE

We have an Audit Committee that is currently composed of three independent members of our Board of Directors, as well as an additional outside director that has expertise in both accounting and financial reporting, who acts as an advisor to the Committee. The members of the Committee are elected annually by the Board of Directors. The Committee was established for the purpose of assisting the Board of Directors in fulfilling its oversight responsibilities, including (a) overseeing our accounting and financial reporting processes, including preparation of financial statements and audits; (b) assuring compliance with all applicable legal, regulatory, and ethical responsibilities; (c) evaluating the qualifications and independence of our independent registered public accounting firm; and (d) assessing the effectiveness of our internal controls and risk management procedures. The Committee currently meets at least four times a year and is governed by a charter that was adopted in 2006 and updated in 2020.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the section entitled “Directors and Executive Officers” to be contained in the Company’s 2024 Proxy Statement.

UNITED-GUARDIAN, INC.

Item 14. Principal Accounting Fees and Services.

Change in Registered Public Accounting Firm

On August 29, 2023, as directed and approved by the Audit Committee of our Board of Directors, we formally dismissed Baker Tilly as our independent registered public accounting firm.

On August 29, 2023, as directed and approved by the Audit Committee, we formally retained Grassi as our independent registered public accounting firm, effective immediately.

Audit Fees

The aggregate fees that have been or are expected to be billed by Grassi & Co., CPAs P.C. (“Grassi”), our principal accountants, for the quarterly review of our financial statements for the third quarter of 2023 and the audit of our financial statements for the 2023 fiscal year were approximately $82,000.

There were no fees billed by Grassi in 2022.

The aggregate fees that were billed by Baker Tilly US, LLP (“Baker Tilly”), our former accountants, for the quarterly reviews of our financial statements for the first and second quarters of 2023 were approximately $23,000.

The aggregate fees that have been billed by Baker Tilly, our former accountants, for the quarterly reviews of our financial statements for the first, second and third quarters of 2022 and the audit of our financial statements for the 2022 fiscal year were approximately $97,000.

Audit-Related Fees

During 2023, there were no fees paid to Grassi in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Grassi for the last two fiscal years that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

During 2022, there were no fees paid to Baker Tilly in connection with our compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

No other fees were billed by Baker Tilly for the last two fiscal years that were reasonably related to the performance of the audit or review of our financial statements and not reported under "Audit Fees" above.

Tax Fees

There were no fees billed by Baker Tilly or Grassi during the last two fiscal years for professional services rendered for tax compliance, tax advice, or tax planning. Accordingly, none of such services were approved pursuant to pre-approval procedures or permitted waivers thereof.

All Other Fees

There were no other non-audit-related fees billed by Grassi or Baker Tilly in 2023 or 2022.

UNITED-GUARDIAN, INC.

PART IV

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

UNITED-GUARDIAN, INC.

	By:	/s/ Donna Vigilante
Donna Vigilante
President
Date: March 19, 2024

UNITED-GUARDIAN, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

By:	/s/ Donna Vigilante	President	March 19, 2024
	Donna Vigilante	(Principal Executive Officer)

By:	/s/ Andrea Young	Chief Financial Officer (Controller, Principal Financial Officer, and Principal Accounting	March 19, 2024
	Andrea Young	Officer); Treasurer; Secretary

By:	/s/ Lawrence F. Maietta	Director; Advisor to the Audit Committee; Investment	March 19, 2024
	Lawrence F. Maietta	Committee member

By:	/s/ Arthur M. Dresner	Director; Chairman of the Audit Committee	March 19, 2024
Arthur M. Dresner

By:	/s/ Andrew A. Boccone	Director; Audit Committee member	March 19, 2024
Andrew A. Boccone

By:	/s/ Catherine Kolinski	Director	March 19, 2024
Catherine Kolinski

By:	/s/ S. Ari Papoulias	Director; Audit Committee member; Investment Committee member	March 19, 2024
S. Ari Papoulias

By:	/s/ Ken Globus	Chairman of the Board of Directors; Investment Committee member	March 19, 2024
Ken Globus

UNITED-GUARDIAN, INC.

EXHIBIT INDEX

Exhibit #	Description
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
3.2

By-laws of the Company, as amended and adopted by the Board of Directors on March 18, 2020 (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, dated April 10, 2020)

10.1**

Memorandum of Understanding (separation agreement) between Ken Globus and the Company effective November 1, 2022 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 10-Q for the fiscal quarter ended September 30, 2022)

10.2

Manufacturing and supply agreement between the Company and Amsino Healthcare USA, Inc. signed March 30, 2023 and effective as of January 1, 2023 (Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K dated and filed March 1, 2024)

14.1	Code of Ethics and amendments thereto (Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)
21.1	Subsidiaries of the Company: None
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Joint certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Label Presentation Document
104***	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101).

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

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

(For the years ended

December 31, 2023 and 2022)

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of United-Guardian, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of United-Guardian, Inc. (the “Company”) as of December 31, 2023, and the related statements of income, stockholders’ equity, and cash flows for the year ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ GRASSI & CO., CPAs, P.C.

We have served as the Company’s auditors since 2023.

Jericho, New York

March 19, 2024

UNITED-GUARDIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of United-Guardian, Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of United-Guardian, Inc. (the "Company") as of December 31, 2022, the related statements of income, stockholders' equity, and cash flows, for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Baker Tilly US, LLP

We served as the Company's auditor from 2019 to 2022.

Uniondale, NY

March 16, 2023

UNITED-GUARDIAN, INC.

STATEMENTS OF INCOME

	Years ended December 31,
	2023	2022

Net sales	$10,885,154	$12,698,503

Costs and expenses:
Cost of sales	5,479,566	5,996,376
Operating expenses	2,078,564	2,174,127
Research and development	463,992	490,770
Total costs and expenses	8,022,122	8,661,273
Income from operations	2,863,032	4,037,230
Other income (expense):
Investment income	306,651	236,695
Net gain (loss) on marketable securities	81,095	(1,046,245)
Total other income (expense)	387,746	(809,550)

Income before provision for income taxes	3,250,778	3,227,680

Provision for income taxes	669,408	658,168
Net income	$2,581,370	$2,569,512

Earnings per common share (basic and diluted)	$0.56	$0.56

Weighted average shares (basic and diluted)	4,594,319	4,594,319

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	December 31,
	2023	2022
Current assets:
Cash and cash equivalents	$8,243,122	$830,452
Marketable securities	851,318	5,653,516
Accounts receivable, net of allowance for credit losses of $16,672 in 2023 and $20,063 in 2022	1,566,839	1,427,576
Inventories, net	1,223,506	1,672,012
Prepaid expenses and other current assets	191,708	201,846
Prepaid income taxes	176,220	185,228

Total current assets	12,252,713	9,970,630

Deferred income taxes, net	50,930	110,544

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,669,936	4,585,055
Building and improvements	2,976,577	2,895,742
Total property, plant and equipment	7,715,513	7,549,797

Less accumulated depreciation	7,096,318	6,990,636
Total property, plant, and equipment, net	619,195	559,161

TOTAL ASSETS	$12,922,838	$10,640,335

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2023	2022
Current liabilities:
Accounts payable	$134,449	$30,415
Accrued expenses	1,363,044	1,322,056
Deferred revenue	15,498	---
Dividends payable	21,265	21,220
Total current liabilities	1,534,256	1,373,691

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2023 and 2022	459,432	459,432
Retained earnings	10,929,150	8,807,212
Total stockholders’ equity	11,388,582	9,266,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,922,838	$10,640,335

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2023 and 2022

	Common stock
	Shares	Amount	Retained earnings	Total

Balance, January 1, 2022	4,594,319	$459,432	$9,361,837	$9,821,269

Net income	---	---	2,569,512	2,569,512

Dividends declared, not paid ($0.68 per share)	---	---	(645)	(645)

Dividends declared and paid ($0.68 per share)	---	---	(3,123,492)	(3,123,492)

Balance, December 31, 2022	4,594,319	$459,432	$8,807,212	$9,266,644

Net income	---	---	2,581,370	2,581,370

Dividends declared, not paid ($0.10 per share)	---	---	(45)	(45)

Dividends declared and paid ($0.10 per share)	---	---	(459,387)	(459,387)

Balance, December 31, 2023	4,594,319	$459,432	$10,929,150	$11,388,582

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$2,581,370	$2,569,512
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,682	135,396
(Gain) loss on sale of asset	(10,000)	2,445
Net (gain) loss on marketable securities	(81,095)	1,046,245
Allowance for credit losses	(3,391)	(189)
Allowance for obsolete inventory	(17,000)	29,000
Deferred income taxes	59,614	(193,766)
(Increase) decrease in operating assets:
Accounts receivable	(135,872)	385,959
Inventories	465,506	(290,223)
Prepaid expenses and other current assets	10,138	(9,267)
Prepaid income taxes	9,008	(185,228)
Increase (decrease) in operating liabilities:
Accounts payable	104,034	(380,479)
Accrued expenses	40,988	(305,334)
Deferred revenue	15,498	(190,164)
Income taxes payable	---	(88,738)
Net cash provided by operating activities	3,144,480	2,525,169

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(165,716)	(75,179)
Proceeds from sale of asset	10,000	37,039
Purchases of marketable securities	(621,852)	(1,931,969)
Proceeds from sales of marketable securities	5,505,145	2,867,671
Net cash provided by investing activities	4,727,577	897,562

Cash flows from financing activities:
Dividends paid	(459,387)	(3,123,492)
Net cash used in financing activities	(459,387)	(3,123,492)

Net increase in cash and cash equivalents	7,412,670	299,239
Cash and cash equivalents, beginning of year	830,452	531,213
Cash and cash equivalents, end of year	$8,243,122	$830,452

Supplemental disclosure of cash flow information
Taxes paid	$600,000	$1,125,000

Supplemental disclosure of non-cash items:
Dividends payable	$45	$645

See Notes to Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceutical products, medical lubricants and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. The Company also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, Lubrajel and Renacidin Irrigation Solution (“Renacidin”) together accounted for approximately 94% and 92% of the Company’s sales for the years ended December 31, 2023 and December 31, 2022, respectively. Lubrajel accounted for approximately 55% and 59% of the Company’s sales for the years ended December 31, 2023 and December 31, 2022, respectively, and Renacidin accounted for approximately 38% and 33% of the Company’s sales for the years ended December 31, 2023 and December 31, 2022, respectively.

Impact of Global Supply Chain Instability and Inflation

The increased raw material prices that the Company experienced during 2022 and the beginning of 2023 stabilized during the latter part of 2023. The continued supply chain instability, primarily caused by military tensions in the Middle East, has impacted vessels’ access to the Red Sea and Suez Canal. The Company is working closely with its suppliers regarding lead times and continues to closely monitor this situation. Although we have not yet experienced any delays in receiving raw materials or an increase in shipping costs, we are aware that the situation is fluid and could impact us at any time. If that occurs, we may experience longer lead times and increased shipping costs for some of our raw materials, which may impact our future gross margins. As a result of this global supply chain instability, there continues to be uncertainty regarding the potential impact on our operations or financial results and we are unable to provide an accurate estimate or projection as to what the future impact will be.

Use of Estimates

In preparing financial statements in conformity with a Generally Accepted Accounting Principles in the United States of America (“US GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for credit losses, reserve for inventory obsolescence, accrued distribution fees, outdated material returns, possible impairment of marketable securities and the allocation of overhead.

Accounts Receivable and Reserves

As of January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all subsequently issued related amendments, which changed the methodology used to recognize impairment of the Company’s contract receivables. Under this ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous U.S. GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions and expected future conditions. The adoption of this ASU did not have a significant impact on the financial statements. Prior to the implementation of ASU No. 2016-13, the Company calculated its reserve for accounts receivable by considering many factors including historical data, experience, customer types, credit worthiness and economic trends.

UNITED-GUARDIAN, INC.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At December 31, 2023 and 2022, the allowance for credit losses related to accounts receivable amounted to $16,672 and $20,063, respectively.

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

In August of 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA made significant changes to the current Medicare Part D benefit design as it relates to discounts available to enrollees from pharmaceutical manufacturers of brand name drugs. Beginning on January 1, 2025, the Centers for Medicare & Medicaid Services (“CMS”) will implement a new Medicare Part D Manufacturer Discount Program (“Discount Program”), which will replace the current CGDP. The new Discount Program eliminates the coverage gap benefit phase, introduces pharmaceutical manufacturer discounts in the initial and catastrophic coverage phases and lowers the cap on enrollee out-of-pocket costs. Under the new Discount Program, additional rebates are expected to be owed by pharmaceutical manufacturers due to the restructuring of the benefit periods. The overall financial impact of this new program will vary depending on the products being reimbursed but does have the potential to increase Medicare Part D rebates for drug manufacturers. At this time, the Company is unable to predict what future impact this new program will have on its financial condition; however, it has submitted information to CMS requesting to be classified as a “specified small manufacturer”. If designated as such, the Company would be entitled to a multi-year phase-in period during which it would pay a lower percentage discount on drugs dispensed to beneficiaries. On January 31, 2024, the Company was notified by CMS that it qualified as a specified small manufacturer and will receive the discount phase-in discussed above.

UNITED-GUARDIAN, INC.

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

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At December 31, 2023 and 2022, the Company had an allowance of $247,847 and $369,154, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company recognizes an allowance for credit losses on its accounts receivable in accordance with ASU 2016-13, which is based on the credit losses expected to arise over the life of the asset and is based on Current Expected Credit Loss (“CECL”). Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

At December 31, 2023, the Company recorded advance payments from two of its customers in the amount of $15,498, which was recorded as deferred revenue on the balance sheet. The related performance obligations associated with these payments were satisfied in the first quarter of 2024. No such advanced payments existed at December 31, 2022.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitle those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated net sales by product class are as follows:

	Years ended December 31,
	2023	2022
Cosmetic ingredients	$4,132,334	$5,167,909
Pharmaceuticals	4,950,594	4,943,605
Medical lubricants	1,750,632	2,470,163
Industrial and other	51,594	116,826
Total Net Sales	$10,885,154	$12,698,503

The Company’s cosmetic ingredients are currently marketed worldwide by five distributors, of which the United States (“U.S.”)-based ASI purchases the largest volume. For the years ended December 31, 2023 and 2022, approximately 21% and 25%, respectively, of the Company’s sales were to (a) its foreign-based distributors (which does not include ASI), which marketed and distributed the Company’s cosmetic ingredients to customers outside the U.S, and (b) a few foreign customers for the Company’s medical lubricants, which were sold directly to those customers by the Company.

UNITED-GUARDIAN, INC.

Disaggregated sales by geographic region are as follows:

	Years ended December 31,
	2023	2022
United States*	$8,601,205	$9,537,124
Other countries	2,283,949	3,161,379
Net Sales	$10,885,154	$12,698,503

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 69% of ASI’s sales in 2023 were to customers in foreign countries, compared with 65% in 2022. ASI’s largest foreign market in both 2023 and 2022 was China, which accounted for approximately 29% of ASI’s sales in 2023 and 38% of sales in 2022.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and it believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of United States Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2023 and 2022, $315,000 and $105,000, respectively, exceeded the FDIC limit.

Dividends

On July 12, 2023, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which was paid on August 2, 2023, to all stockholders of record as of July 26, 2023. The Company did not declare any other dividends in 2023. During 2023, the Company declared total dividends of $459,432, of which $459,387 was paid. The balance of $45 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment. In June of 2023, the Company’s Board of Directors changed the Company’s dividend declaration practice and expects to consider a semi-annual dividend declaration in January and July of each year. On January 30, 2024, our Board of Directors declared a cash dividend of $.0.25 per share, which was paid on February 20, 2024 to all stockholders of record as of February 12, 2024.

On May 10, 2022, the Company’s Board of Directors declared a semi-annual cash dividend of $0.37 per share, which was paid on June 1, 2022, to all stockholders of record as of May 23, 2022. On November 15, 2022, the Company’s Board of Directors declared a semi-annual cash dividend of $0.31 per share, which was paid on December 7, 2022, to all stockholders of record as of November 28, 2022. In 2022, the Company declared a total of $3,124,137 in dividends, of which $3,123,492 was paid. The balance of $645 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

UNITED-GUARDIAN, INC.

Marketable Securities

The Company’s marketable securities include investments in equity and fixed income mutual funds and certificates of deposit with maturities longer than 3 months. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Certificates of Deposit are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2023 and 2022, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

Inventories

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Inventory costs include material, labor and factory overhead.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2023 and 2022.

UNITED-GUARDIAN, INC.

Fair Value of Financial Instruments

Management of the Company believes that the fair value of financial instruments, consisting of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximates their carrying value due to their short payment terms and liquid nature.

Concentration of Credit Risk

Accounts receivable potentially expose the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history to determine how much credit to allow or whether credit should be given at all. It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its accounts receivable credit risk has been reduced.

For the year ended December 31, 2023, four of the Company’s pharmaceutical wholesalers and cosmetic ingredient distributors accounted for approximately 77% of the Company’s gross sales during the year and approximately 89% of its outstanding accounts receivable on December 31, 2023. For the year ended December 31, 2022, the same four pharmaceutical wholesalers and cosmetic ingredient distributors accounted for a total of approximately 72% of the Company’s gross sales during the year and 81% of its outstanding accounts receivable on December 31, 2022.

Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. The Company has three major raw material vendors that collectively accounted for approximately 83% and 80% of the raw material purchases by the Company in 2023 and 2022, respectively. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2023 and 2022, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2023 and 2022, the Company did not record any tax-related interest or penalties. The Company’s tax returns for 2020 and all subsequent years are subject to examination by the United States Internal Revenue Service (“IRS) and by the State of New York.

UNITED-GUARDIAN, INC.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, and equipment depreciation.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs for the year ended December 31, 2023. For the year ended December 31, 2022, the Company incurred approximately $19,000 in advertising expenses. These expenses were primarily related to the internet marketing of Renacidin, one of the Company’s pharmaceutical products. This marketing effort was discontinued during the fourth quarter of 2022.

Earnings Per Share Information

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would include the dilutive effect of outstanding stock options, if any.

New Accounting Standards

In December 2023, the FASB issued ASU 2023-09 “Income Taxes- Improvements to Income Tax Disclosures”. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 31, 2024.

As of January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all subsequently issued related amendments, which changed the methodology used to recognize impairment of the Company’s contract receivables. Under this ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous U.S. GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions and expected future conditions. The adoption of this ASU did not have a significant impact on the financial statements.

NOTE B – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company’s cash and cash equivalents:

UNITED-GUARDIAN, INC.

	December 31,
	2023	2022
Demand Deposits	$340,034	$314,685
Certificates of Deposit (original 3-month maturity)	125,000	---
Money market funds	1,031,361	18,590
U.S. Treasury Bills (original 3-month maturity)	6,746,727	497,177
Total cash and cash equivalents	$8,243,122	$830,452

NOTE C - MARKETABLE SECURITIES

Marketable securities include investments in fixed income and equity mutual funds, which are reported at their fair values, and certificates of deposit with original maturities greater than 3 months, which are recorded at amortized cost.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the years ended December 31, 2023 and 2022 are as follows:

	Years ended December 31,
	2023	2022
Net gains (losses) recognized during the year on marketable securities	$81,095	$(1,046,245)
Less: Net losses realized during the year on marketable securities sold during the period	433,769	364,074
Net unrealized gain (loss) recognized during the reporting year on marketable securities still held at the reporting date	$514,864	$(682,171)

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

UNITED-GUARDIAN, INC.

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

December 31, 2023

	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$574,330	$576,318	$1,988
Other short-term investments:
Fixed income certificates of deposit (original maturities >3 months)	275,000	275,000	---
Total marketable securities	$849,330	$851,318	$1,988

December 31, 2022

	Cost	Fair Value	Unrealized (Loss) Gain
Equity Securities
Fixed income mutual funds	$5,449,227	$4,924,497	$(524,730)
Equity and other mutual funds	717,165	729,019	11,854
Total equity securities	6,166,392	5,653,516	(512,876)
Total marketable securities	$6,166,392	$5,653,516	$(512,876)

Investment income is recognized when earned and consists principally of dividend income from equity and fixed income mutual funds and interest income on United States Treasury Bills, certificates of deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $5,505,145 for the year ended December 31, 2023, which included realized losses of $433,769. Proceeds from the sale and redemption of marketable securities for the year ended December 31, 2022 amounted to $2,867,671, which included realized losses of $364,074.

NOTE D – INVENTORIES

Inventories consist of the following:

	December 31,
	2023	2022
Raw materials	$476,501	$601,125
Work in process	92,089	16,520
Finished products	654,916	1,054,367
Total Inventories	$1,223,506	$1,672,012

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories on December 31, 2023 and December 31, 2022 are net of a reserve of $47,000 and $64,000, respectively.

UNITED-GUARDIAN, INC.

NOTE E – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2023	2022
Federal	$609,006	$850,344
State	788	1,590
Total current provision for income taxes	609,794	851,934

Deferred
Federal	59,614	(193,766)
State	---	---
Total deferred expense (benefit) from income taxes	59,614	(193,766)

Total provision for income taxes	$669,408	$658,168

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate (dollar amounts have been rounded to the nearest thousand):

	Years ended December 31,
	2023		2022
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate	$682,664	21.0%	$677,813	21.0%
State taxes, net of federal benefit	623	---	1,256	---
Research & development credits	(14,000)	(0.4)	(10,000)	(0.3)
Non-taxable dividends	---	---	(6,300)	(0.2)
Other, net	121	---	(4,601)	(0.1)
Provision for income taxes	$669,408	20.6%	$658,168	20.4%

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred tax assets
Allowance for credit losses	$3,501	$4,213
Inventories	9,870	13,440
Accounts payable	28,235	6,367
R&D expenses	159,838	92,756
Unrealized loss on marketable securities	---	107,704
Accrued expenses	285,200	277,326
Total deferred tax assets	$486,644	$501,806
Deferred tax liabilities
Accounts receivable	(332,537)	(304,004)
Prepaid expenses	(46,484)	(42,446)
Depreciation on property, plant and equipment	(56,275)	(44,812)
Unrealized gain on marketable securities	(418)	---
Total deferred tax liabilities	(435,714)	(391,262)
Net deferred tax asset	$50,930	$110,544

UNITED-GUARDIAN, INC.

NOTE F - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan ("DC Plan") that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions immediately. Company 401(k) matching contributions were approximately $83,000 and $81,000 for the years ended December 31, 2023 and 2022, respectively.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the years ended December 31, 2023 and 2022, respectively, the Company’s Board of Directors authorized discretionary contributions in the amount of $109,000 to be allocated among all eligible employees. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The discretionary contribution for 2023 will be paid in March 2024 and is included in accrued expenses.

NOTE G - GEOGRAPHIC AND OTHER INFORMATION

Through its Guardian Laboratories division, the Company conducts research, product development, manufacturing, and marketing of cosmetic ingredients, pharmaceuticals, medical lubricants and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products, however this produce line was discontinued after the second quarter of 2023 due to low sales volume with no growth. All the products that the Company markets, with the exception of Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer. The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company’s products. Many of the cosmetic ingredients manufactured by the Company, particularly its Lubrajel line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

The Company operates in one business segment. The Company’s products are separated into five distinct product categories: cosmetic ingredients, pharmaceuticals, medical lubricants, sexual wellness ingredients and industrial products. The Company discontinued its industrial line of products after the second quarter of 2023 due to a low volume of sales and no growth. Each product category is marketed differently. The cosmetic ingredients are marketed through a global network of distributors. These distributors purchase products outright from the Company and provide the marketing functions for these products on behalf of the Company. They in turn receive their compensation for those efforts by re-selling those products at a markup to their customers. This enables the Company to aggressively have its products marketed without the high cost of maintaining its own in-house marketing staff. The Company currently has no written distribution agreements with the companies that market its cosmetic ingredients. The marketing contract with ASI terminated on December 31, 2023, and the Company is currently in negotiations with ASI to establish a new marketing agreement. The Company anticipates that it will have a new marketing agreement in place with ASI by the end of the second quarter. The Company’s relationship with ASI continues to be strong, and during this period of renegotiation the Company is continuing to fill ASI’s orders on a timely basis. All sales of the Company’s cosmetic ingredients are final other than product later determined to be defective, and the Company does not make any sales on consignment.

UNITED-GUARDIAN, INC.

No prior regulatory approval is needed by the Company to sell any products other than its pharmaceutical products. The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

The pharmaceutical products include a urological product and a topical biocide that are sold to end users primarily through distribution agreements with the major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. The Company’s marketing effort for Renacidin, its most important drug product, centers around a separate Renacidin website. There is currently no active marketing effort for Clorpactin. Both of these products were originally developed in the 1950s. Clorpactin pre-dated the need for a formal New Drug Application (“NDA”), and the current sterile liquid form of Renacidin is marketed under an NDA that was approved by the FDA in 1990.

The medical lubricants are not pharmaceutical products. They consist primarily of water-based lubricating gels, which are marketed by the Company directly to manufacturers that incorporate them into urologic catheters and other medical devices and products that they sell. These products are distinguished from the pharmaceutical products in that, unlike the pharmaceutical products, the Company is not required to obtain regulatory approval prior to marketing them. Approvals are the responsibility of the companies that market the products in which the Company’s products are used, which are typically classified as medical devices. However, the Company is responsible for manufacturing these products in accordance with current Good Manufacturing Practices, and its manufacturing facility is subject to regular FDA oversight.

The industrial products were marketed by the Company directly to manufacturers, and generally did not require that the Company obtain regulatory approval. However, the manufacturers of the finished products may have to obtain such regulatory approvals before marketing these products. The Company discontinued this product line on July 1, 2023.

The sexual wellness ingredients are marketed by Brenntag Specialties, a global market leader in chemicals and ingredient distribution. The Company entered into a marketing and distribution agreement with Brenntag in October of 2023 in the United States, Canada, Mexico, Central America and South America.

The following tables present the significant concentrations of the Company’s sales. Although a significant percentage of Customer A’s purchases from the Company are sold to foreign customers, in table “(b)” below all sales to Customer A are included in the “United States” sales numbers because all shipments to Customer A are delivered to Customer A's warehouses in the U.S.

In addition, there are four customers for the Company’s medical lubricants that take delivery of their shipments in the U.S. but potentially ship some of that product to manufacturing facilities outside the U.S. Since the Company makes those shipments to U.S. locations, sales to those customers are also included in the “United States” sales number in the table below.

(a)	Net Sales

	Years ended December 31,
	2023	2022
Cosmetic Ingredients	$4,283,071	$5,388,365
Pharmaceuticals	5,894,220	5,929,216
Medical Lubricants	1,750,632	2,471,555
Industrial and other	51,594	116,826
Gross Sales	11,979,517	13,905,962
Less: Discounts and allowances	(1,094,363)	(1,207,459)
Net Sales	$10,885,154	$12,698,503

UNITED-GUARDIAN, INC.

(b)	Geographic Information

	Years ended December 31,
	2023	2022
United States	$8,601,205	$9,537,124
Other countries	2,283,949	3,161,379
Net Sales	$10,885,154	$12,698,503

(c)	Gross Sales to Major Customers

	Years ended December 31,
	2023	2022
Customer A	$3,464,861	$4,284,799
Customer B	2,502,846	2,527,743
Customer C	1,726,753	1,613,597
Customer D	1,490,158	1,553,885
All other customers	2,794,899	3,925,938
Total Gross Sales	$11,979,517	$13,905,962

NOTE H - ACCRUED EXPENSES

Accrued expenses on December 31, 2023 and 2022 consist of:

	2023	2022
Bonuses	$187,002	$175,496
Distribution fees	407,133	395,536
Payroll and related expenses	96,157	53,475
Company 401(k) contribution	109,000	94,326
Annual report expenses	81,725	68,349
Audit fee	71,000	66,500
Reserve for outdated material returns	247,847	369,154
Sales rebates	132,250	80,926
Other	30,930	18,294
Total accrued expenses	$1,363,044	$1,322,056

NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2023, the Company had a number of unconverted Guardian Chemical shares that would convert to approximately 447 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. The Company’s transfer agent continues to try to locate the holders of those shares in anticipation of escheating them to the appropriate state jurisdictions. The Company is currently accruing dividends on the 447 shares that have not yet been exchanged or designated for escheatment as of December 31, 2023, and the Company will continue to do so as dividends are declared.

UNITED-GUARDIAN, INC.

NOTE J - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2023 and 2022, the Company made payments of $100,000 and $20,000, respectively, to Ken Globus, the Company’s former President, for consulting services subsequent to his departure from the Company. The Company’s consulting agreement with Ken Globus expires on May 31, 2024. Ken Globus is a director of the Company and currently serves as Chairman of the Board of Directors. In addition, in November 2022, Ken Globus purchased a used vehicle from the Company for $37,039.

During the years ended December 31, 2023 and 2022, the Company paid PKF O’Connor Davies $20,000 and $14,500, respectively, for accounting and tax services. Lawrence Maietta, a partner at PKF O’Connor Davies, is a director of the Company.

NOTE K – SUBSEQUENT EVENTS

On October 10, 2023 the Company notified Ashland Specialty Ingredients (“ASI”), one of its marketing and distribution partners, that it was not renewing its Exclusive Distributor Agreement. The Company is currently in negotiations with Ashland on a new contract and believes it will have the new agreement executed before the end of Q2 2024, although there can be no assurance that a new agreement will be executed.

In October 2023 the Company experienced a supply disruption at our contract manufacturer’s facility for Renacidin, one of the Company’s pharmaceutical products. The Company has been working very closely with its contract manufacturer to coordinate validation activities and ensure a timely restart of production. As of February 12, 2024, the validation activities have been completed and production has started.

On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $.0.25 per share, which was paid on February 20, 2024 to all stockholders of record as of February 12, 2024.