Form 10-Q
period 2024-03-31
UNITED GUARDIAN INC
filed 2024-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Address of Principal Executive Offices)

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2024, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC. STATEMENTS OF INCOME (UNAUDITED)
	THREE MONTHS ENDED MARCH 31,

	2024	2023

Net sales	$3,254,944	$2,570,324

Costs and expenses:
Cost of sales	1,556,490	1,093,595
Operating expenses	568,865	517,946
Research and development	102,982	126,959
Total costs and expenses	2,228,337	1,738,500
Income from operations	1,026,607	831,824

Other income:
Investment income	98,073	47,632
Net gain on marketable securities	41,496	72,701
Total other income	139,569	120,333
Income before provision for income taxes	1,166,176	952,157

Provision for income taxes	240,734	196,076

Net income	$925,442	$756,081

Earnings per common share (basic and diluted)	$0.20	$0.16

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2024	2023
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$7,073,296	$8,243,122
Marketable securities	1,536,336	851,318
Accounts receivable, net of allowance for credit losses of $24,321 at March 31, 2024 and $16,672 at December 31, 2023	2,133,131	1,566,839
Inventories (net)	1,278,691	1,223,506
Prepaid expenses and other current assets	207,584	191,708
Prepaid income taxes	200,951	176,220
Total current assets	12,429,989	12,252,713

Deferred income taxes, net	-	50,930

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,689,802	4,669,936
Building and improvements	2,978,667	2,976,577
Total property, plant and equipment	7,737,469	7,715,513
Less: accumulated depreciation	7,120,029	7,096,318
Total property, plant and equipment (net)	617,440	619,195

TOTAL ASSETS	$13,047,429	$12,922,838

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2024	2023
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$418,650	$134,449
Accrued expenses	1,422,319	1,363,044
Deferred revenue	-	15,498
Dividends payable	21,377	21,265
Total current liabilities	1,862,346	1,534,256

Deferred income taxes, net	19,639	-

Total liabilities	1,881,985	1,534,256

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2024 and December 31, 2023	459,432	459,432
Retained earnings	10,706,012	10,929,150
Total stockholders’ equity	11,165,444	11,388,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,047,429	$12,922,838

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2024

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2024	4,594,319	$459,432	$10,929,150	$11,388,582

Net income	-	-	925,442	925,442

Dividends declared and paid ($0.25 per share)	-	-	(1,148,468)	(1,148,468)

Dividends declared, not paid ($0.25 per share)	-	-	(112)	(112)
Balance, March 31, 2024	4,594,319	$459,432	$10,706,012	$11,165,444

THREE MONTHS ENDED MARCH 31, 2023

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2023	4,594,319	$459,432	$8,807,212	$9,266,644
Net income	-	-	756,081	756,081
Balance, March 31, 2023	4,594,319	$459,432	$9,563,293	$10,022,725

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Cash flows from operating activities:
Net income	$925,442	$756,081
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	23,711	24,455
Net gain on marketable securities	(41,496)	(72,701)
Allowance for (recovery of) credit losses	7,649	(9)
Change in allowance for obsolete inventory	(17,000)	16,500
Deferred income taxes	70,569	(50,553)
(Increase) decrease in operating assets:
Accounts receivable	(573,941)	(53,078)
Inventories	(38,185)	(814,577)
Prepaid expenses and other current assets	(15,876)	(29,078)
Prepaid income taxes	(24,731)	96,629
Increase (decrease) in operating liabilities:
Accounts payable	284,201	411,093
Accrued expenses and other current liabilities	59,275	(7,983)
Deferred revenue	(15,498)	140,810
Net cash provided by operating activities	644,120	417,589

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(21,956)	(2,582)
Proceeds from sale of marketable securities	150,000	-
Purchase of marketable securities	(793,522)	(43,506)
Net cash used in investing activities	(665,478)	(46,088)

Cash flows from financing activities:
Dividends paid	(1,148,468)	-
Net cash used in financing activities	(1,148,468)	-

Net (decrease) increase in cash and cash equivalents	(1,169,826)	371,501
Cash and cash equivalents at beginning of period	8,243,122	830,452
Cash and cash equivalents at end of period	$7,073,296	$1,201,953
Supplemental disclosure of cash flow information:
Taxes paid	$250,000	$150,000
Supplemental disclosure of non-cash items:
Dividends payable	$112	$-

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceutical products, medical lubricants, and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. The Company conducts research and product development leading to commercialization of new premium ingredients for cosmetics and healthcare products. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for its products. The Company also develops new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three months ended March 31, 2024 (also referred to as the “first quarter of 2024”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2024. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2023.

3.	Impact of Global Supply Chain Instability and Inflation

The continued supply chain instability, primarily caused by military conflicts in the Middle East, has impacted vessels’ access to the Red Sea and Suez Canal. The Company is working closely with its suppliers regarding lead times and continues to closely monitor this situation. Although we have not yet experienced any delays in receiving raw materials or an increase in shipping costs, we are aware that the situation is fluid and could impact the Company at any time. If that occurs, we may experience longer lead times and increased shipping costs for some of our raw materials, which may impact our future gross margins.

As a result of this global supply chain instability, the softer consumer demand and higher interest rates, there continues to be uncertainty regarding the potential impact on our operations and financial results and we are unable to provide an accurate estimate or projection as to what the future impact will be.

4.	Use of Estimates

In preparing financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“US GAAP”), management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the allowance for credit losses, reserve for inventory obsolescence, accrued distribution fees, outdated material returns, possible impairment of marketable securities and the allocation of overhead.

5.	Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of the maturities of United States Treasury Bills. Cash and cash equivalents are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2024, approximately $425,000 exceeded the FDIC limit, compared with $315,000 at December 31, 2023.

The following table summarizes the Company’s cash and cash equivalents:

	March 31,	December 31,
	2024	2023
Demand Deposits	$300,684	$340,034
Certificates of Deposit (original 3-month maturity)	-	125,000
Money Market Funds	533,073	1,031,361
U.S. Treasury Bills (original 3-month maturity)	6,239,539	6,746,727
Total cash and cash equivalents	$7,073,296	$8,243,122

6.	Accounts Receivable and Reserves

As of January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments, and all subsequently issued related amendments, which changed the methodology used to recognize impairment of the Company’s contract receivables. Under this ASU, financial assets are presented at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous US GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions and expected future conditions. The adoption of this ASU did not have a significant impact on the financial statements. Prior to the implementation of ASU No. 2016-13, the Company calculated its reserve for accounts receivable by considering many factors including historical data, experience, customer types, credit worthiness and economic trends.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At March 31, 2024, and December 31, 2023, the allowance for credit losses related to accounts receivable amounted to $24,321 and $16,672, respectively.

7.	Revenue Recognition

The Company records revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Under this guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Our principal source of revenue is product sales.

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s cosmetic ingredients are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical medical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product cannot be sold because it is too close to its expiration date; or (d) the product has expired (but it is not more than one year after the expiration date). This return policy conforms to standard pharmaceutical industry practice. The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

Our sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period that the revenues are recognized. Such deductions, primarily related to sales of the Company’s pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with the Company’s participation in Medicare programs, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2024 and 2023, the Company participated in various government drug rebate programs related to the sale of Renacidin®, its most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (FSS), and the Medicare Part D Coverage Gap Discount Program (CGDP). These programs require the Company to sell its product at a discounted price. Our sales, as reported, are net of these product rebates and discounts, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At March 31, 2024 and December 31, 2023, the Company had an allowance of $255,494 and $247,847, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed.

At December 31, 2023, the Company recorded advance payments from customers of $15,498, which were included in deferred revenue on the balance sheet. The related performance obligations associated with these payments were satisfied in the first quarter of 2024. There were no such advance payments at March 31, 2024.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2024	2023
Cosmetic ingredients	$1,876,482	$761,901
Pharmaceuticals	950,323	1,354,224
Medical lubricants	428,139	421,031
Industrial and other	-	33,168
Net Sales	$3,254,944	$2,570,324

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 13% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2024, compared with approximately 24% in the first quarter of 2023.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2024	2023
United States*	$2,818,937	$1,942,015
Other countries	436,007	628,309
Net Sales	$3,254,944	$2,570,324

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that in the first quarter of 2024, approximately 83% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 45% of ASI’s sales of the Company’s products. In the first quarter of 2023, approximately 78% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 24% of ASI’s sales of the Company’s products.

8.	Accounting for Financial Instruments – Credit Losses

On January 1, 2023, the Company adopted FASB Accounting Standards Update (“ASU”) No. 2016-13, Measurement of Credit Losses on Financial Instruments. In accordance with this standard, the Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL). Implementation of this standard did not have a material effect on the Company’s financial statements.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company provides allowances for any receivables for which collection is doubtful in accordance with ASU 2016-13. As of March 31, 2024 and December 31, 2023, the allowance for credit losses on accounts receivable was $24,321 and $16,672, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

9.	Marketable Securities

The Company’s marketable securities include investments in equity mutual funds and Certificates of Deposit with maturities longer than three months. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Certificates of Deposit are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.

The disaggregated net gains and losses on the marketable securities recognized in the statements of income for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended March 31,
	2024	2023
Net gains recognized during the period on marketable securities	$41,496	$72,701
Less: Net gains (losses) realized on marketable securities sold during the period	-	-
Net unrealized gains recognized during the reporting period on marketable securities still held at the reporting date	$41,496	$72,701

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2024 (unaudited)
	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$577,852	$621,336	$43,484

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	915,000	915,000	-
Total marketable securities	$1,492,852	$1,536,336	$43,484

December 31, 2023(audited)
	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$574,330	$576,318	$1,988

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	275,000	275,000	-
Total marketable securities	$849,330	$851,318	$1,988

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income on United States Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the redemption of marketable securities were $150,000 in the first quarter of 2024. There were no proceeds from the redemption of marketable securities in the first quarter of 2023.

10.	Inventories

	March 31,	December 31,
	2024	2023
Inventories consist of the following:	(Unaudited)	(Audited)
Raw materials	$490,567	$476,501
Work in process	47,516	92,089
Finished products	740,608	654,916
Total inventories	$1,278,691	$1,223,506

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2024 and December 31, 2023 are stated net of a reserve of $30,000 and $47,000, respectively, for slow-moving and obsolete inventory.

11.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of March 31, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three months ended March 31, 2024 and 2023 comprises the following:

	Three months ended March 31
	2024	2023
Provision for federal income taxes – current	$169,940	$246,379
Provision for state income taxes – current	225	250
Provision for (benefit from) federal income taxes – deferred	70,569	(50,553)
Total provision for income taxes	$240,734	$196,076

12.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $27,250 in contributions to the DC Plan for the three months ended March 31, 2024 and 2023, respectively. In the first quarter of 2024 and 2023, the Company made discretionary contributions of $109,000 and $94,326, respectively, to the DC Plan. These payments represented the Company’s 2023 and 2022 accrued discretionary contributions, respectively.

13.	Other Information

Accrued expenses:
	March 31, 2024	December 31, 2023
	(unaudited)	(audited)
Bonuses	$262,819	$187,002
Distribution fees	416,998	407,133
Payroll and related expenses	105,438	96,157
Reserve for outdated material	255,494	247,847
Insurance	108,019	-
Audit fees	73,243	71,000
Annual report expenses	43,985	81,725
Company 401K contribution	27,250	109,000
Sales rebates	99,319	132,250
Other	29,754	30,930
Total accrued expenses	$1,422,319	$1,363,044

14.	Recent Accounting Pronouncements

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

15.	Concentration of Credit Risk

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

For the three months ended March 31, 2024, three of the Company’s pharmaceutical distributors and one of its cosmetic ingredient distributors accounted for 83% of the Company’s gross sales, and 90% of its outstanding accounts receivable at March 31, 2024. During the three months ended March 31, 2023, the same three pharmaceutical distributors and cosmetic ingredient distributor were responsible for a total of approximately 74% of the Company’s gross sales. They also accounted for 79% of the Company’s outstanding accounts receivable at March 31, 2023.

16.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. During the first quarter of 2024, the Company had four major raw material vendors that collectively accounted for approximately 88% of the raw material purchases by the Company. During the first quarter of 2023, the Company had three major raw material vendors that collectively accounted for approximately 85% of the raw material purchases by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

17.	Earnings Per Share

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

Basic and diluted earnings per share amounted to $0.20 and $0.16 for the three months ended March 31, 2024 and 2023, respectively.

18.	Related Party Transactions

For the quarters ended March 31, 2024 and 2023, the Company made payments of $10,000 and $30,000, respectively, to Ken Globus, the Company’s former President, for consulting services subsequent to his departure from the Company. The Company’s consulting agreement with Ken Globus expires on May 31, 2024. Ken Globus is a director of the Company and currently serves as Chairman of the Board of Directors.

For the quarters ended March 31, 2024 and 2023, the Company paid PKF O’Connor Davies $5,250 and $3,000 respectively, for accounting and tax services. Lawrence Maietta, a partner at PKF O’Connor Davies, is a director of the Company.

19.	Dividends

On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all holders of record as of February 12, 2024. During the first quarter of 2024 the Company declared a total of $1,148,580 in dividends, of which $1,148,468 was paid. The balance of $112 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment. There were no dividends declared or paid in the first quarter of 2023.

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

Accordingly, the results achieved may differ materially from those anticipated as a result of such forward-looking statements, and those statements speak only as of the date they are made.

The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and sexual wellness products. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. In October 2023, the Company entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of the Company’s new line of sexual wellness ingredients, specifically called the “Natrajel™” line of products, in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2023, the Company anticipates that it will begin manufacturing and reporting sales of this new line of products in 2024.

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

Renacidin and the Company’s other pharmaceutical product, Clorpactin® WCS-90, are distributed through full-line drug wholesalers and marketed only in the United States. Those wholesalers in turn sell the products to pharmacies, hospitals, nursing homes, and other long-term care facilities, and to government agencies, primarily the VA. The Company promotes Renacidin through a dedicated website. Clorpactin WCS-90, as well as the Company’s other products, are marketed through information provided on the Company’s corporate website.

The Company’s medical lubricants, which consist of water-based gel formulations designed mainly to provide sensory enhancement and lubrication to medical device products, are sold directly to medical customers, or to contract manufacturers employed by these medical customers.

The Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, some of its pharmaceutical products and its medical lubricants. These competitive products are usually sold at a lower price than the Company’s products; however, they may not compare favorably to the level of performance and quality of our products.

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s cosmetic ingredients are shipped “Ex-Works” from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical medical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product cannot be sold because it is too close to its expiration date; or (d) the product has expired (but it is not more than one year after the expiration date). This return policy conforms to standard pharmaceutical industry practice. The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

In recent years, the Company has elected to rely on trade secret protection to protect our intellectual property for proprietary product formulations and manufacturing methods. The Company will file for patent protection in situations where the Company believes that relying on trade secret protection alone would not provide sufficient protection. The Company owns the Lubrajel®, Natrajel™, Renacidin®, and Clorpactin® trademarks.

CRITICAL ACCOUNTING POLICIES

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, the discussion and analysis of the Company’s financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required the Company to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues, and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2023, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in the financial condition of the Company since the year ended December 31, 2023, and a comparison of the results of operations for the three months ended March 31, 2024 and March 31, 2023. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, the Company recognizes an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2024 increased by $684,620 (approximately 27%) as compared with the first quarter of 2023. The increase in sales for the first quarter of 2024 was primarily attributable to an increase in sales of the Company’s cosmetic ingredients, which was partially offset by a decrease in sales of the Company’s pharmaceutical products. The changes in the Company’s sales by product line are as follows:

(a)

Cosmetic Ingredients: Sales of the Company’s cosmetic ingredients increased by $1,114,581 (approximately 146%) in the first quarter of 2024 compared with the same period in 2023. The increase was primarily attributable to an increase in purchases of the Company’s cosmetic ingredients by ASI, whose purchases increased by $1,217,371 (approximately 227%) compared with the same period in 2023. This increase was offset by a net decrease in sales to the Company’s four other distributors of $104,403 (approximately 47%), while sales to one direct cosmetic ingredient customer in the United States increased by $1,613 (approximately 200%).

Based on information received from ASI, the Company believes that the increase in sales to ASI was primarily due to 1) increased demand for the Company’s Lubrajel products, specifically in China; and 2) customers working off excess stock and replenishing their inventories.

The Company continues to experience global competition from Asian companies that manufacture and sell products that are competitive with the Company’s products. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products. The Company expects the Asian market to remain very competitive based on the continuing competition from lower-cost competitors, and for that reason, we are concentrating our research and development (“R&D”) efforts on developing new and unique products that other companies do not offer.

(b)

Pharmaceutical Products: Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin WCS-90, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates, and allowances). Net sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin WCS-90, together decreased from $1,354,224 in the first quarter of 2023 to $950,323 in the first quarter of 2024, (approximately 30%). Gross sales of both products decreased from $1,459,518 in the first quarter of 2023 to $1,086,669 in the first quarter of 2023 (approximately 26%).

The decrease in sales was primarily due to a decrease in gross sales of Renacidin, which decreased from $1,278,350 in the first quarter of 2023 to $891,789 (approximately 30%) in the first quarter of 2024. This decrease was primarily due to the temporary shutdown of production at the Company’s contract manufacturer’s facility during the fourth quarter of 2023. As a result of this shutdown, the Company was forced to allocate its existing stock of Renacidin in order to maintain sufficient supply levels to fill customer orders. Sales of Renacidin remained on allocation until March of 2024, when the Company received product in sufficient quantities to fill customer’s orders in full. The decrease in gross sales of Renacidin were offset by a slight increase in sales of Clorpactin, which increased from $181,167 to $194,880, an increase of approximately 8%.

The difference in the net sales decrease compared with the gross sales decrease for these products was due to a combination of a decrease in gross sales of those products, combined with an increase in pharmaceutical sales allowances of $31,051 (approximately 29%), compared with the same period in 2023. The increase in sales allowances was primarily due to an increase in outdated material returns allowances.

(c)

Medical Lubricants: Sales of the Company’s medical lubricants increased by $7,108 (approximately 2%) for the first quarter of 2024 when compared with the same period in 2023. The increase was primarily due to an increase in orders from one of the Company’s major medical customers in India.

(d)

Industrial Products:  Sales of the Company’s industrial products, as well as other miscellaneous products, decreased by $33,168 (100%) for the first quarter of 2024 compared with the same period in 2023. The decrease was due to the discontinuation of this product line after the second quarter of 2023.

Cost of Sales

Cost of sales as a percentage of net sales for the first quarter of 2024 increased to 48%, compared with 43% for the first quarter of 2023. The increase was due primarily to the increased per unit overhead costs associated with the sales in the first quarter of 2024. As a result of the decreased production in 2023, these units carried a higher per unit overhead cost, thereby increasing the Company’s cost of sales when these units were sold in the first quarter of 2024.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, increased by $50,919 (approximately 10%) for the first quarter of 2024 compared with the first quarter of 2023. The increase was mainly due to increases in Board of Directors fees, legal fees and employee bonuses.

Research and Development Expenses

R&D expenses decreased by $23,977 (approximately 19%) for the first quarter of 2024 compared with the first quarter of 2023. The decrease was primarily due to a decrease in payroll and payroll-related expenses.

Investment Income

Investment income increased by $50,441 (approximately 106%) for the first quarter of 2024 compared with the first quarter of 2023. The increase was primarily due to an increase in interest income from United States Treasury Bills during the first quarter of 2024 compared with the dividend income on the Company’s equity and fixed income mutual funds in the first quarter of 2023.

This change in the makeup of the investment income was attributable to the Company repositioning its marketable securities portfolio in 2023. In the second quarter of 2023, the Company liquidated most of its holdings of equity and fixed income mutual funds. The Company then used the proceeds from these sales to take advantage of higher interest rates by purchasing U.S. Treasury Bills.

Net Gain on Marketable Securities

The net gain on marketable securities decreased from $72,701 for the quarter ended March 31, 2023, to $41,496 for the quarter ended March 31, 2024. The decrease was primarily due to the factors discussed above regarding the Company’s repositioning of its marketable securities portfolio. In the first quarter of 2023, the Company’s marketable securities’ portfolio was primarily invested in equity and fixed income mutual funds, and in the first quarter of 2024 these funds were invested primarily in U.S. Treasury Bills, which are considered cash equivalents and the carrying amount approximates fair value due to the short-term nature of the securities. The Company’s management and Board of Directors are continuing to closely monitor the Company's investment portfolio and have made and will continue to make any changes they believe may be necessary or appropriate to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2024 and 2023 and is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $150,814 to $10,567,643 at March 31, 2024, down from $10,718,457 at December 31, 2023. The current ratio decreased to 6.7 to 1 at March 31, 2024, down from 8.0 to 1 at December 31, 2023. The decreases in working capital and the current ratio were primarily due to increases in accounts payable and accrued expenses.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company’s long-term liquidity position will be dependent on its ability to generate sufficient cash flow from profitable operations.

The Company is in the process of upgrading its building sprinkler system and has incurred costs of $99,000 to date and expects to incur additional costs of $69,000 during 2024. The project is expected to be completed during the second quarter of 2024.

The Company has no off balance-sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

The Company generated cash from operations of $644,120 and $417,589 for the three months ended March 31, 2024 and 2023, respectively. The increase was due primarily to an increase in net income.

Cash used in investing activities for the three months ended March 31, 2024 was $665,478 compared with $46,088 for the three months ended March 31, 2023. The increase was primarily due to an increase in purchases of marketable securities in the first quarter of 2024 compared with the first quarter of 2023.

Net cash used in financing activities was $1,148,468 for the quarter ended March 31, 2024. There were no cash flows from financing for the first quarter of 2023. The increase in cash used in financing activities was due to the Company’s Board of Directors changing the Company’s dividend declaration practice in June of 2023. Under the new practice, the Company expects to consider a semi-annual dividend declaration in January and July of each year. On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all stockholders of record as of February 12, 2024.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of growth opportunities that may arise that are in the best interest of the Company and its shareholders.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

31.1	Certification of Donna Vigilante, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1)

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.

(Registrant)

By:	/S/ DONNA VIGILANTE	By:	/S/ ANDREA YOUNG
	Donna Vigilante		Andrea Young
	President		Chief Financial Officer

Date: May 8, 2024