Form 10-Q
period 2024-06-30
UNITED GUARDIAN INC
filed 2024-08-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 1, 2024, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

1 of 22

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Net sales	$3,390,205	$2,650,299	$6,645,149	$5,220,623

Costs and expenses:
Cost of sales	1,561,090	1,429,407	3,117,580	2,523,002
Operating expenses	602,777	574,093	1,171,642	1,092,039
Research and development expense	111,660	128,729	214,642	255,688
Total costs and expenses	2,275,527	2,132,229	4,503,864	3,870,729
Income from operations	1,114,678	518,070	2,141,285	1,349,894

Other income (expense):
Investment income	100,007	54,950	198,080	102,582
Net (loss) gain on marketable securities	(9,501)	7,479	31,995	80,180
Total other income	90,506	62,429	230,075	182,762
Income before provision for income taxes	1,205,184	580,499	2,371,360	1,532,656

Provision for income taxes	248,959	119,405	489,693	315,481
Net income	$956,225	$461,094	$1,881,667	$1,217,175

Earnings per common share (basic and diluted)	$0.21	$0.10	$0.41	$0.26

Weighted average shares (basic and diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

2 of 22

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2024	2023
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$8,405,371	$8,243,122
Marketable securities	1,453,542	851,318
Accounts receivable, net of allowance for credit losses of $20,241 at June 30, 2024 and $16,672 at December 31, 2023	1,676,957	1,566,839
Inventories, net	1,172,087	1,223,506
Prepaid expenses and other current assets	220,750	191,708
Prepaid income taxes	213,801	176,220
Total current assets	13,142,508	12,252,713

Deferred income taxes, net	33,502	50,930
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,698,305	4,669,936
Building and improvements	3,035,512	2,976,577
Total property, plant, and equipment	7,802,817	7,715,513
Less: Accumulated depreciation	7,144,149	7,096,318
Total property, plant, and equipment, net	658,668	619,195
TOTAL ASSETS	$13,834,678	$12,922,838

See Notes to Condensed Financial Statements

3 of 22

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2024	2023
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$336,879	$134,449
Accrued expenses and other current liabilities	1,354,753	1,363,044
Deferred revenue	-	15,498
Dividends payable	21,377	21,265
Total current liabilities	1,713,009	1,534,256

Total liabilities	$1,713,009	$1,534,256
Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2024 and December 31, 2023	459,432	459,432
Retained earnings	11,662,237	10,929,150
Total stockholders’ equity	12,121,669	11,388,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,834,678	$12,922,838

See Notes to Condensed Financial Statements

4 of 22

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2024	4,594,319	$459,432	$10,929,150	$11,388,582
Net income	-	-	925,442	925,442
Dividends declared and paid ($0.25 per share)	-	-	(1,148,468)	(1,148,468)
Dividends declared but not paid ($0.25 per share)	-	-	(112)	(112)
Balance, March 31, 2024	4,594,319	$459,432	$10,706,012	$11,165,444
Net income	-	-	956,225	956,225
Balance, June 30, 2024	4,594,319	$459,432	$11,662,237	$12,121,669

THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2023	4,594,319	$459,432	$8,807,212	$9,266,644
Net income	-	-	756,081	756,081
Balance, March 31, 2023	4,594,319	$459,432	$9,563,293	$10,022,725
Net income	-	-	461,094	461,094
Balance, June 30, 2023	4,594,319	$459,432	$10,024,387	$10,483,819

See Notes to Condensed Financial Statements

5 of 22

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	June 30,
	2024	2023
Cash flows from operating activities:
Net income	$1,881,667	$1,217,175
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	47,831	48,911
Net gain on marketable securities	(31,995)	(80,180)
Gain on sale of equipment	-	(10,000)
Allowance for credit losses	3,569	14,760
Change in allowance for obsolete inventory	(22,000)	8,000
Deferred income taxes	17,428	150,453
(Increase) decrease in operating assets:
Accounts receivable	(113,687)	(127,405)
Inventories	73,419	(115,014)
Prepaid expenses and other current assets	(29,042)	(23,713)
Prepaid income taxes	(37,581)	(210,758)
Increase (decrease) in operating liabilities:
Accounts payable	202,430	125,427
Accrued expenses	(8,291)	(145,409)
Deferred revenue	(15,498)	-

Net cash provided by operating activities	1,968,250	852,247

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(87,304)	(3,912)
Proceeds from sale of equipment	-	10,000
Proceeds from sale of marketable securities	775,000	5,255,145
Purchase of marketable securities	(1,345,229)	(461,025)
Net cash (used in) provided by investing activities	(657,533)	4,800,208

Cash flows from financing activities:
Dividends paid	(1,148,468)	-
Net cash used in financing activities	(1,148,468)	-

Net increase in cash and cash equivalents	162,249	5,652,455
Cash and cash equivalents at beginning of period	8,243,122	830,452
Cash and cash equivalents at end of period	$8,405,371	$6,482,907
Supplemental disclosure of cash flow information:
Taxes paid	$575,795	$375,000
Supplemental disclosure of non-cash items:
Dividends payable	$112	$-

See Notes to Condensed Financial Statements

6 of 22

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceutical products, medical lubricants, and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. The Company conducts research and product development leading to commercialization of new premium ingredients for cosmetics and healthcare products. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for its products. The Company is developing new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2024 (also referred to as the "second quarter of 2024" and the "first half of 2024", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2024. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

3.	Impact of Global Supply Chain Instability and Inflation

The continued supply chain instability, primarily caused by military conflicts in the Middle East, has impacted vessels’ access to the Red Sea and Suez Canal. The Company is working closely with its suppliers regarding lead times and continues to closely monitor this situation. Although the Company has not experienced any delays in receiving raw materials or a substantial increase in shipping costs, we are aware that the situation is fluid and could impact the Company at any time. If that occurs, we may experience longer lead times and increased shipping costs for some of the Company’s raw materials, which may impact the Company’s future gross margins.

As a result of this global supply chain instability and higher interest rates, there continues to be uncertainty regarding the potential impact on the Company’s operations and financial results and we are unable to provide an accurate estimate or projection as to what the future impact will be.

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

7 of 22

5.	Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of the maturities of United States Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2024 and December 31, 2023, $506,000 and $315,000, respectively, exceeded the FDIC limit.

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company's cash and cash equivalents:

	June 30,	December 31,
	2024	2023
Demand Deposits	$1,181,655	$340,034
Certificates of Deposit (original maturities of < 3 months)	-	125,000
Money Market Funds	178,770	1,031,361
U.S. Treasury Bills (original 3-month maturity)	7,044,946	6,746,727
Total Cash and Cash Equivalents	$8,405,371	$8,243,122

6.	Accounts Receivable and Reserves

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At June 30, 2024, and December 31, 2023, the allowance for credit losses related to accounts receivable amounted to $20,241 and $16,672, respectively.

8 of 22

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

In August of 2022, the Inflation Reduction Act (“IRA”) was signed into law. The IRA made significant changes to the current Medicare Part D benefit design as it relates to discounts available to enrollees from pharmaceutical manufacturers of brand name drugs. Beginning on January 1, 2025, the Centers for Medicare & Medicaid Services (“CMS”) will implement a new Medicare Part D Manufacturer Discount Program (“discount program”), which will replace the current CGDP. The new discount program eliminates the coverage gap benefit phase, introduces pharmaceutical manufacturer discounts in the initial and catastrophic coverage phases and lowers the cap on enrollee out-of-pocket costs. Under the new discount program, additional rebates are expected to be owed by pharmaceutical manufacturers due to the restructuring of the benefit periods. The overall financial impact of this new program will vary depending on the products being reimbursed but does have the potential to increase Medicare Part D rebates for drug manufacturers. At this time, the Company is unable to predict what future impact this new program will have on its financial condition; however, on January 31, 2024, the Company was notified by CMS that it qualified as a “specified small manufacturer” and will be entitled to a multi-year phase-in period during which it will pay a lower percentage discount on drugs dispensed to beneficiaries.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606. At June 30, 2024 and December 31, 2023, the Company had an allowance of $268,242 and $247,847, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed.

9 of 22

As of December 31, 2023, the Company recorded advance payments from customers of $15,498, which were included in deferred revenue on the balance sheet. The related performance obligations associated with these payments were satisfied in the first quarter of 2024. There were no such advance payments as of June 30, 2024.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023

Cosmetic ingredients	$1,419,374	$772,887	$3,295,856	$1,534,788
Pharmaceuticals	1,413,664	1,376,601	2,363,987	2,730,825
Medical lubricants	557,167	482,512	985,306	903,543
Industrial products (1)	-	18,299	-	51,467
Total Net Sales	$3,390,205	$2,650,299	$6,645,149	$5,220,623

          (1) This product line was discontinued as of July 1, 2023.

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 17% of the Company’s total sales in the second quarter of 2024 were to customers located outside of the United States, compared with approximately 22% in the second quarter of 2023. For the six months ended June 30, 2024, approximately 15% of the Company’s total sales were to customers located outside of the United States, compared with approximately 23% for the six months ended June 30, 2023.

Disaggregated sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
United States*	$2,808,237	$2,067,533	$5,627,173	$4,009,775
Other countries	581,968	582,766	1,017,976	1,210,848
Total Sales	$3,390,205	$2,650,299	$6,645,149	$5,220,623

* Since substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S., all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 85% of its sales of the Company’s products in the second quarter of 2024 were to foreign customers, with China representing approximately 56%. For the same time period in 2023, approximately 65% of ASI’s sales of the Company’s products were to foreign customers, with China representing approximately 35%.

For the six months ended June 30, 2024 approximately 84% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 50% of ASI’s sales of the Company’s products, as compared with approximately 68% of ASI’s sales going to customers in other countries for the six months ended June 30, 2023, with China accounting for approximately 29% of ASI’s sales of the Company’s products during that period.

10 of 22

8.	Accounting for Financial Instruments – Credit Losses

The Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL).

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company provides allowances for any receivables for which collection is doubtful in accordance with ASU 2016-13. As of June 30, 2024 and December 31, 2023, the allowance for credit losses on accounts receivable was $20,241 and $16,672, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

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

The disaggregated net gains and losses on marketable securities that were recognized on the income statements for the three and six months ended June 30, 2024 and June 30, 2023 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2024	2023	2024	2023
Net (losses) gains recognized during the period on marketable securities	$(9,501)	$7,479	$31,995	$80,180
Less: Net losses recognized on marketable securities sold during the period	-	(433,769)	-	(433,769)
Unrealized (losses) gains recognized during the reporting period on marketable securities still held at the reporting date	$(9,501)	$441,248	$31,995	$513,949

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

11 of 22

•    Level 2 - inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•    Level 3 - inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company’s marketable equity securities, which are considered available for sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The Company’s fixed income Certificates of Deposit are considered held-to-maturity securities and are valued at amortized cost.

The following tables summarize the Company’s investments:

June 30, 2024 (unaudited)			Unrealized
	Cost	Fair value	gain
Equity and other mutual funds	$583,103	$617,086	$33,983

Other short-term investments:
Fixed income Certificates of Deposit (original maturities >3 months)	836,456	836,456	-
Total marketable securities	$1,419,559	$1,453,542	$33,983

December 31, 2023 (audited)			Unrealized
	Cost	Fair Value	gain
Equity Securities
Equity and other mutual funds	$574,330	$576,318	$1,988

Other short-term investments:
Fixed income Certificates of Deposit (original maturities >3 months)	275,000	275,000	-
Total marketable securities	$849,330	$851,318	$1,988

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income from United States Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $775,000 for the first half of 2024, and there were no realized gains or losses recognized on these sales. Proceeds from the sale and redemption of marketable securities amounted to $5,255,145 for the first half of 2023, which included realized losses on sales of $433,769.

10.	Inventories

	June 30,	December 31,
	2024	2023
	(unaudited)	(audited)
Inventories consist of the following:
Raw materials	$587,938	$476,501
Work in process	74,409	92,089
Finished products	509,740	654,916
Total inventories	$1,172,087	$1,223,506

12 of 22

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2024 and December 31, 2023 are stated net of a reserve of $25,000 and $47,000, respectively, for slow moving and obsolete inventory.

11.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of June 30, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and six months ended June 30, 2024 and 2023, included the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Provision for (benefit from) federal income taxes - current	$302,100	$(81,601)	$472,040	$164,778
Provision for state income taxes - current	-	-	225	250
(Benefit from) provision for federal income taxes - deferred	(53,141)	201,006	17,428	150,453
Total provision for income taxes	$248,959	$119,405	$489,693	$315,481

12.	Defined Contribution Plan

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

The Company accrued $54,500 in contributions to the DC Plan for the six months ended June 30, 2024 and 2023, respectively. In the first six months of 2024 and 2023, the Company made discretionary contributions of $109,000 and $94,326, respectively, to the DC Plan. These payments represented the Company’s 2023 and 2022 accrued discretionary contributions, respectively.

13.	Other Information

	June 30,	December 31,
Accrued Expenses	2024 (unaudited)	2023 (audited)
Bonuses	$105,000	$187,002
Distribution fees	432,602	407,133
Payroll and related expenses	118,356	96,157
Reserve for outdated material	268,242	247,847
Company 401(k) contribution	54,500	109,000
Audit fee	42,128	71,000
Annual report expenses	40,623	81,725
Sales rebates	220,764	132,250
Insurance	42,272	-
Other	30,266	30,930
Total accrued expenses	$1,354,753	$1,363,044

13 of 22

14.	Recent Accounting Pronouncements

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

During the three months ended June 30, 2024, the Company’s largest cosmetic ingredient distributors and three of its pharmaceutical distributors, accounted for 82% of the Company’s gross sales, and 83% of its outstanding accounts receivable at June 30, 2024. During the three months ended June 30, 2023, the same cosmetic ingredient distributor and three pharmaceutical distributors accounted for 72% of the Company’s gross sales and 82% of its outstanding accounts receivable at June 30, 2023.

During the six months ended June 30, 2024, the Company’s largest cosmetic ingredient distributors, along with three of its pharmaceutical distributors, accounted for 82% of the Company’s gross sales and 83% of its outstanding accounts receivable at June 30, 2024. During the six-month period ended June 30, 2023, the same cosmetic ingredient distributor and three pharmaceutical distributors accounted for 73% of the Company’s gross sales and 82% of its outstanding accounts receivable at June 30, 2023.

16.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals that available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times.

During the first half of 2024 and 2023, the Company had three major raw material suppliers that collectively accounted for approximately 79% and 80%, respectively, of the raw material purchases made by the Company. For the three months ended June 30, 2024, the Company had three major raw material suppliers that collectively accounted for approximately 83% of the raw material purchases made by the Company. For the three months ended June 30, 2023, the Company had two major raw material suppliers that collectively accounted for approximately 89% of the raw material purchases made by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

14 of 22

17.	Related-Party Transactions

For the three- and six-month periods ended June 30, 2024, the Company made payments of $10,000 and $20,000, respectively, to Ken Globus, the Company’s former President, for consulting services provided to the Company. For the three- and six-month periods ended June 30, 2023, the Company made payments of $30,000 and $60,000, respectively, to Ken Globus for consulting services.

For the three- and six-month periods ended June 30, 2024, the Company made payments of $5,250 and $10,750, respectively, to the accounting firm PKF O’Connor Davies (“PKF”) for accounting and tax services. For the three- and six-month periods ended June 30, 2023, the Company made payments of $3,000 to the accounting firm PKF, for accounting and tax services. Lawrence Maietta, a partner at PKF, is a director of the Company.

18.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $0.21 and $0.10 for the three months ended June 30, 2024 and 2023, respectively, and $0.41 and $0.26 for the six months ended June 30, 2024 and 2023, respectively.

19.	Dividends

On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all holders of record as of February 12, 2024. During the first half of 2024, the Company declared a total of $1,148,580 in dividends, of which $1,148,468 was paid. The balance of $112 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment. There were no dividends declared or paid in the first half of 2023.

20.	Subsequent Events

On July 10, 2024, the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on July 31, 2024, to all holders of record as of July 23, 2024. Dividends totaling $1,607,855 were paid on July 31, 2024, leaving a balance of $156 that was not paid. This $156 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis cover material changes in the financial condition of the Company since the year ended December 31, 2023, and a comparison of the results of operations for the second quarter of 2024 and 2023 and the first half of 2024 and 2023. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales”.

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

15 of 22

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and sexual wellness products. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. In October 2023, the Company entered into an agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the marketing of the Company’s new line of sexual wellness ingredients, specifically called the “Natrajel®” line of products, in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2023, the Company anticipates that it will begin manufacturing and reporting sales of this new line of products in the second half of 2024.

The Company also conducts research and product development. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for its products. The Company also develops new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers. All the products that the Company markets, except for Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured and packaged for the Company by an outside contract manufacturer.

The Company’s most important product line is its Lubrajel® line of multifunctional hydrogels, which are designed to provide sensory enhancement, lubrication, and texture to both personal care and medical products.

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

The Company’s medical lubricants, which consist of multifunctional hydrogels designed mainly to provide sensory enhancement and lubrication to medical device products, are sold directly to medical customers, or to contract manufacturers employed by these medical customers.

16 of 22

The Company does have competition in the marketplace for some of its products, particularly its cosmetic ingredients, some of its pharmaceutical products, and its medical lubricants. These competitive products are usually sold at a lower price than the Company’s products; however, they may not compare favorably to the level of performance and quality of the Company’s products.

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

In recent years the Company has elected to rely on trade secret protection to protect its intellectual property for the proprietary product formulations and manufacturing methods. The Company will file for patent protection in situations where the Company believes that relying on trade secret protection alone would not provide sufficient protection. The Company owns the Lubrajel®, Natrajel®, Renacidin®, and Clorpactin® trademarks.

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

The following discussion and analysis cover material changes in the financial condition of the Company since the year ended December 31, 2023, and a comparison of the results of operations for the three and six months ended June 30, 2024 and June 30, 2023. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, the Company recognizes an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2024 increased by $739,906 (28%) when compared with the same period in 2023. Net sales for the first half of 2024 increased by $1,424,526 (27%) as compared with the corresponding period in 2023. The increase in sales for the second quarter of 2024 and the first half of 2024 were attributable to changes in sales of the following product lines:

17 of 22

Cosmetic ingredients:

(a) Second quarter sales: For the second quarter of 2024, the Company’s sales of cosmetic ingredients increased by $646,487 (84%) when compared with the second quarter of 2023. The increase was due primarily to a net increase of $775,682 (59%) in sales of the Company’s cosmetic ingredients to ASI when compared with the second quarter of 2023. Based on information provided by ASI, the increase in sales was due to two main factors 1) increased demand for the Company’s Lubrajel products in China and 2) the lessening of competition from lower-priced competitors, especially those from Asian producers.

Second quarter sales to the Company’s four other distributors, as well as two direct cosmetic ingredient customers, decreased by a net of $129,195 (128%) compared with the second quarter of 2023. The decrease was attributable to sales decreases of $138,439 to the Company’s distributors in the UK and France. These decreases were partially offset by an increase in sales of $9,244 to the Company’s distributors in Italy and Switzerland, as well as two direct customers.

(b) Six-month sales: For the first half of 2024 the Company’s sales of cosmetic ingredients increased by $1,761,068 (115%) when compared with the corresponding period in 2023. This increase was due primarily to a net increase in sales to ASI of $1,993,053 (65%) when compared with the first half of 2023. This increase was combined with a net decrease in sales of $231,985 to the Company’s four other distributors and two direct customers. Sales to the Company’s distributors in the United Kingdom, France and Switzerland decreased by $250,917 and sales to the Company’s distributor in Italy, combined with two direct customers, increased by $18,932.

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin WCS-90, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates, and allowances) and net sales (after fees, rebates and allowances).

Gross sales of the Company’s pharmaceutical products for the three-month period ended June 30, 2024 increased by $51,888 (3%) compared to the corresponding period in 2023. The increase in gross sales was primarily due to an increase of $73,392 (5%) in gross sales of Renacidin due to customer’s restocking the product after sales were impacted by a short supply of Renacidin in the latter part of 2023 and the beginning of 2024. This increase in gross Renacidin sales for the quarter was offset by a decrease of $21,504 (13%) in gross sales of the Company’s other pharmaceutical product, Clorpactin WCS-90. The decrease in sales of Clorpactin WCS-90 was believed to be caused by normal fluctuations in customer ordering patterns.

For the six-month period ended June 30, 2024, gross pharmaceutical sales decreased by $320,960 (10%) compared with the corresponding period in 2023. This decrease was primarily due to the Company’s limited supply of Renacidin during the latter part of 2023 into early March 2024, which resulted in the Company only being able to partially fill many orders. During this period, gross sales of Renacidin decreased by $313,169 (13%). The Company began to fill complete orders of Renacidin towards the end of March 2024. This decrease was also accompanied by a decrease in gross sales of Clorpactin WCS-90 of $7,791 (2%), which was again attributable to normal fluctuations in ordering patterns.

Net sales of the Company’s pharmaceutical products for the three- and six-month periods ended June 30, 2024 saw a similar pattern, increasing by $37,063 (3%) for the three-month period and decreasing by $366,838 (13%) for the six-month period, with those decreases due primarily to the reasons noted above.

The difference between the change in net sales compared with the change in gross sales for these products is due to a combination of the change in gross sales of those products combined with changes in pharmaceutical sales allowances related to these products. Typically, these allowances have a direct relationship with the sales of the Company’s pharmaceutical products.

18 of 22

Medical lubricants:

Sales of the Company’s medical lubricants for the three- and six-month periods ended June 30, 2024 increased by $74,655 (15%) and $81,763 (9%), respectively, compared with the same periods in 2023. The increase in sales for both the three- and six-month periods was primarily due to an increase in orders from one of the Company’s larger customers in India.

Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, for the three- and six-month periods ended June 30, 2024, decreased by $18,299 and $51,467, respectively, when compared with the corresponding periods in 2023. The decrease in sales for both periods was due to the discontinuation of this product line after the second quarter of 2023.

Cost of Sales

Cost of sales as a percentage of net sales decreased to 46% in the second quarter of 2024 from 54% in the second quarter of 2023. For the first six months of 2024, cost of sales as a percentage of sales decreased to 47% compared with 48% for the first six months of 2023. The decreases in both periods were the result of the product sales mix in 2024 compared with the same periods in 2023. The Company’s cosmetic ingredient sales represented a larger percentage of the Company’s total sales for both the three- and six-month periods ended June 30, 2024 compared with the same periods in 2023. These products carry a higher gross margin than the Company’s pharmaceutical products and lower per unit overhead costs, which was the result of an increase in production of these products due to higher demand in 2024.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $28,684 (5%) and $79,603 (7%), respectively, for the three- and six-month periods ended June 30, 2024 compared with the equivalent periods in 2023. The increase in both periods was mainly due an increase in fees paid to the company’s Board of Directors and increases in payroll and payroll-related expenses.

Research and Development Expenses

Research and development expenses decreased by $17,069 (13%) and $41,046 (16%), respectively, for the three- and six-month periods ended June 30, 2024, compared with the equivalent periods in 2023. The decrease was primarily due to decreases in payroll and payroll-related expenses.

Investment Income

Investment income increased by $45,057 (82%) for the second quarter of 2024 compared with the second quarter of 2023 and increased by $95,498 (93%) for the first half of 2024 compared with the same period in 2023. The increases in both periods were primarily due to an increase in interest income from investments in United States Treasury Bills compared with the dividend income on the Company’s equity and fixed income mutual funds recorded during the same periods in 2023.

This change in the makeup of the investment income was attributable to the Company repositioning its marketable securities portfolio late in the second quarter of 2023. During that time, the Company liquidated most of its holdings of equity and fixed income mutual funds. The Company then used the proceeds from these sales to take advantage of higher interest rates by purchasing U.S. Treasury Bills.

19 of 22

Net (loss) gain on Marketable Securities

The net (loss) gain on marketable securities decreased from a gain of $7,479 for the quarter ended June 30, 2023, to a loss of $9,501 for the quarter ended June 30, 2024. For the six-month periods ended June 30, 2024 and 2023, the net gain on marketable securities decreased from $80,180 to $31,995, respectively. These decreases were primarily due to the factors discussed above regarding the Company’s repositioning of its marketable securities portfolio. For a significant part of the first half of 2023, the Company’s marketable securities’ portfolio was primarily invested in equity and fixed income mutual funds, and in the first half of 2024, these funds were invested primarily in U.S. Treasury Bills, which are considered cash equivalents and the carrying amount approximates fair value due to the short-term nature of the securities. The Company’s management and Board of Directors are continuing to closely monitor the Company's investment portfolio and have made and will continue to make any changes they believe may be necessary or appropriate to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first half and second quarter of both 2024 and 2023. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10,718,457 at December 31, 2023 to $11,429,499 at June 30, 2024, an increase of $711,042. The current ratio decreased from 8.0 to 1 at December 31, 2023 to 7.7 to 1 at June 30, 2024. The increase in working capital was primarily due to an increase in marketable securities and accounts receivable. The decrease in the current ratio was primarily due to an increase in accounts payable.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of inflation on the Company's business.

The Company is in the process of upgrading its building sprinkler system and has incurred costs of $137,000 to date and expects to incur additional costs of $41,000 during the third quarter of 2024. The project is expected to be completed during the third quarter of 2024.

The Company generated cash from operations of $1,968,250 and $852,247 for the first half of 2024 and 2023, respectively. The increase from 2023 to 2024 was primarily due to the increase in net income.

Net cash used in investing activities was $657,533 in the first half of 2024. Net cash provided by investing activities was $4,800,208 for the first half of 2023. The decrease was due to the sale of the majority of the Company’s equity and fixed income mutual funds during the second quarter of 2023 in order to take advantage of the increase in interest rates. The proceeds from these sales were primarily reinvested in short-term U.S. Treasury Bills, which are included in cash and cash equivalents.

Net cash used in financing activities was $1,148,468 for the first half of 2024. There were no cash flows from financing for the half of 2023. The increase in cash used in financing activities was due to the Company’s Board of Directors changing the Company’s dividend declaration practice in June of 2023. Under the new practice, the Company expects to consider a semi-annual dividend declaration in January and July of each year. On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all stockholders of record as of February 12, 2024.

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

20 of 22

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

21 of 22

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

UNITED-GUARDIAN, INC.
(Registrant)

	By:	/S/ DONNA VIGILANTE
Donna Vigilante
President

	By:	/S/ ANDREA YOUNG
Date: August 7, 2024		Andrea Young
Chief Financial Officer

22 of 22