Form 10-Q
period 2024-09-30
UNITED GUARDIAN INC
filed 2024-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 1, 2024, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023

Net sales	$3,060,113	$3,057,518	$9,705,262	$8,278,141

Costs and expenses:
Cost of sales	1,408,866	1,749,041	4,526,446	4,272,043
Operating expenses	591,047	488,464	1,762,689	1,580,503
Research and development expense	111,072	98,141	325,714	353,829
Total costs and expenses	2,110,985	2,335,646	6,614,849	6,206,375
Income from operations	949,128	721,872	3,090,413	2,071,766

Other Income (expense):
Investment income	99,934	79,682	298,014	182,264
Net gain (loss) on marketable securities	47,223	(14,357)	79,218	65,823
Total other income	147,157	65,325	377,232	248,087
Income before provision for income taxes	1,096,285	787,197	3,467,645	2,319,853

Provision for income taxes	230,801	160,441	720,494	475,922
Net income	$865,484	$626,756	$2,747,151	$1,843,931

Earnings per common share (Basic and Diluted)	$0.19	$0.14	$0.60	$0.40

Weighted average shares – basic and diluted	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$2,441,916	$8,243,122
Marketable securities	7,054,469	851,318
Accounts receivable, net of allowance for credit losses of $19,174 at September 30, 2024 and $16,672 at December 31, 2023	1,494,167	1,566,839
Inventories, net	1,191,394	1,223,506
Prepaid expenses and other current assets	138,384	191,708
Prepaid income taxes	164,309	176,220
Total current assets	12,484,639	12,252,713
Deferred income taxes (net)	102,193	50,930
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,703,312	4,669,936
Building and improvements	3,061,105	2,976,577
Total property, plant, and equipment	7,833,417	7,715,513
Less: Accumulated depreciation	7,165,869	7,096,318
Total property, plant, and equipment, net	667,548	619,195

TOTAL ASSETS	$13,254,380	$12,922,838

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2024	2023
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$513,204	$134,449
Accrued expenses	1,340,501	1,363,044
Deferred revenue	-	15,498
Dividends payable	21,533	21,265
Total current liabilities	$1,875,238	$1,534,256

Total liabilities	$1,875,238	$1,534,256

Commitments and contingencies

Stockholders’ equity:
Common stock (at $.10 par value) (10,000,000 shares authorized; 4,594,319 shares issued and outstanding at September 30, 2024 and December 31, 2023)	459,432	459,432
Retained earnings	10,919,710	10,929,150
Total stockholders’ equity	11,379,142	11,388,582

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,254,380	$12,922,838

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2024	4,594,319	$459,432	$10,929,150	$11,388,582
Net income	-	-	925,442	925,442
Dividends declared and paid ($0.25 per share)	-	-	(1,148,468	(1,148,468)
Dividends declared, not paid ($0.25 per share)	-	-	(112)	(112)
Balance, March 31, 2024	4,594,319	$459,432	$10,706,012	$11,165,444
Net income	-	-	956,225	956,225
Balance, June 30, 2024	4,594,319	$459,432	$11,662,237	$12,121,669
Net income	-	-	865,484	865,484
Dividends declared and paid ($0.35 per share)	-	-	(1,607,855)	(1,607,855)
Dividends declared, not paid ($0.35 per share)	-	-	(156)	(156)
Balance, September 30, 2024	4,594,319	$459,432	$10,919,710	$11,379,142

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2023	4,594,319	$459,432	$8,807,212	$9,266,644
Net income	-	-	756,081	756,081
Balance, March 31, 2023	4,594,319	$459,432	$9,563,293	$10,022,725
Net income	-	-	461,094	461,094
Balance, June 30, 2023	4,594,319	$459,432	$10,024,387	$10,483,819
Net income	-	-	626,756	626,756
Dividends declared and paid ($0.10 per share)	-	-	(459,387)	(459,387)
Dividends declared, not paid ($0.10 per share)	-	-	(45)	(45)
Balance, September 30, 2023	4,594,319	$459,432	$10,191,711	$10,651,143

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
Cash flows from operating activities:	2024	2023
Net income	$2,747,151	$1,843,931
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,551	74,355
Net gain on marketable securities	(79,218)	(65,823)
Gain on sale of equipment	-	(10,000)
Allowance for credit losses	2,502	8,550
Change in allowance for obsolete inventory	(22,000)	37,000
Deferred income taxes	(51,263)	158,544
Decrease (increase) in operating assets:
Accounts receivable	70,170	(397,216)
Inventories	54,112	406,936
Prepaid expenses and other current assets	53,324	69,147
Prepaid income taxes	11,911	(208,408)
Increase (decrease) in operating liabilities:
Accounts payable	378,755	135,784
Accrued expenses	(22,543)	(35,890)
Deferred revenue	(15,498)	-
Net cash provided by operating activities	3,196,954	2,016,910
Cash flows from investing activities:
Acquisition of property, plant and equipment	(117,904)	(72,336)
Proceeds from sale of equipment	-	10,000
Proceeds from sale of marketable securities	1,065,000	5,255,145
Purchases of marketable securities	(7,188,933)	(464,653)
Net cash (used in) provided by investing activities	(6,241,837)	4,728,156
Cash flows from financing activities:
Dividends paid	(2,756,323)	(459,387)
Net cash used in financing activities	(2,756,323)	(459,387)
Net (decrease) increase in cash and cash equivalents	(5,801,206)	6,285,679
Cash and cash equivalents at beginning of period	8,243,122	830,452
Cash and cash equivalents at end of period	$2,441,916	$7,116,131
Supplemental disclosure of cash flow information:
Taxes paid	$825,795	$525,000
Supplemental disclosure of non-cash items:
Dividends payable	$268	$45

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceutical products, medical lubricants, and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. The Company conducts research and product development leading to the commercialization of new premium ingredients for the cosmetic and healthcare markets. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for its products. The Company is developing new products using natural and environmentally friendly raw materials, which is a priority for many of the Company’s cosmetic customers.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2024 (also referred to as the "third quarter of 2024" and the "first nine months of 2024," respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2024. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

3.	Impact of Global Supply Chain Instability and Inflation

The continued supply chain instability, primarily caused by military conflicts in the Middle East, has impacted vessels’ access to the Red Sea and Suez Canal. The Company is working closely with its suppliers regarding lead times and continues to closely monitor this situation. Although the Company has not experienced any delays in receiving raw materials or a substantial increase in shipping costs, the Company is aware that the situation is fluid and could impact the Company at any time. If that occurs, we may experience longer lead times and increased shipping costs for some of the Company’s raw materials, which may impact the Company’s future gross margins. The Company is also continuing to monitor any potential supply chain disruptions caused by the severe weather events that have impacted the southern United States.

As a result of the global supply chain instability and higher interest rates, there continues to be uncertainty regarding the potential impact on the Company’s operations and financial results and we are unable to provide an accurate estimate or projection as to what the future impact will be.

4.	Use of Estimates

In preparing financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. Actual results could differ from those estimates. Such estimated items include the reserve for credit losses, reserve for inventory obsolescence, accrued distribution fees, outdated material returns, possible impairment of marketable securities, and the allocation of overhead.

5.	Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and it believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of United States (“U.S.”) Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2024 and December 31, 2023, $880,000 and $315,000, respectively, exceeded the FDIC limit.

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company's cash and cash equivalents:

	September 30,	December 31,
	2024	2023
Demand deposits	$571,456	$340,034
Certificates of Deposit (original 3-month maturity)	-	125,000
Money market funds	575,907	1,031,361
U.S. Treasury Bills (original 3-month maturity)	1,294,553	6,746,727
Total cash and cash equivalents	$2,441,916	$8,243,122

6.	Accounts Receivable and Reserves

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At September 30, 2024, and December 31, 2023, the allowance for credit losses related to accounts receivable amounted to $19,174 and $16,672, respectively.

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

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. The Company has not experienced significant fluctuations between estimated allowances and actual activity. At September 30, 2024 and December 31, 2023, the Company had an allowance of $271,916 and $247,847, respectively, for possible outdated material returns, which is included in accrued expenses. There is no value associated with these outdated material returns, as these products are destroyed.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company estimates distribution fees and records distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Cosmetic ingredients	$1,289,587	$1,197,178	$4,585,443	$2,731,966
Pharmaceutical	1,122,007	1,196,393	3,485,994	3,927,218
Medical lubricants	648,519	663,947	1,633,825	1,567,363
Industrial products (1)	-	-	-	51,594
Total Sales	$3,060,113	$3,057,518	$9,705,262	$8,278,141

(1) This product line was discontinued as of July 1, 2023.

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 20% of the Company’s total sales in the third quarter of 2024 were to customers located outside of the United States, compared with approximately 26% in the third quarter of 2023. For the nine months ended September 30, 2024, approximately 17% of the Company’s total sales were to customers located outside of the United States, compared with approximately 24% for the nine months ended September 30, 2023.

Disaggregated sales by geographic region are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
United States*	$2,462,696	$2,247,677	$8,089,868	$6,257,453
Other countries	597,417	809,841	1,615,394	2,020,688
Total Sales	$3,060,113	$3,057,518	$9,705,262	$8,278,141

* Substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S. As a result, all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 74% of its sales of the Company’s products in the third quarter of 2024 were to foreign customers compared with 71% for the same period in 2023, with China representing approximately 35% of those foreign sales in the third quarter of 2024, compared with approximately 23% in the third quarter of 2023.

For the nine months ended September 30, 2024 approximately 81% of ASI’s sales of the Company’s products were to foreign customers, with China accounting for approximately 46% of ASI’s sales of the Company’s products, as compared with approximately 69% of ASI’s sales going to customers in other countries for the nine months ended September 30, 2023, with China accounting for approximately 27% of ASI’s sales of the Company’s products during that period.

8.	Accounting for Financial Instruments – Credit Losses

The Company recognizes an allowance for credit losses for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL).

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. The Company provides allowances for any receivables for which collection is doubtful in accordance with ASU 2016-13. As of September 30, 2024 and December 31, 2023, the allowance for credit losses on accounts receivable was $19,174 and $16,672, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded only after they have been taken.

9.	Marketable Securities

The Company’s marketable securities include investments in equity mutual funds and Certificates of Deposit with maturities longer than three months. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Certificates of Deposit and U.S. Treasury Bills are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three and nine months ended September 30, 2024 and 2023, respectively, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net gains (losses) recognized during the period on marketable securities	$47,223	$(14,357)	$79,218	$65,823
Less: Net losses recognized during the period on marketable securities sold during the period	-	-	-	(433,769)
Unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	$47,223	$(14,357)	$79,218	$499,592

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

The Company’s marketable equity securities, which are considered available for sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The Company’s fixed income Certificates of Deposit and U.S. Treasury Bills are considered held-to-maturity securities and are valued at amortized cost.

The following tables summarize the Company’s investments:

September 30, 2024(Unaudited)

			Unrealized
	Cost	Fair Value	Gain
Equity Securities:
Equity and other mutual funds	$587,394	$668,600	$81,206

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	948,642	948,642	-
U.S. Treasury Bills (original maturities > 3 months)	5,437,227	5,437,227	-
Total marketable securities	$6,973,263	$7,054,469	$81,206

December 31, 2023(Audited)

			Unrealized
			Gain
Equity Securities:
Equity and other mutual funds	$574,330	$576,318	$1,988

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	275,000	275,000	-
Total marketable securities	$849,330	$851,318	$1,988

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income from U.S. Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $1,065,000 for the nine months ended September 30, 2024 and there were no realized gains or losses. Proceeds from the sale and redemption of marketable securities amounted to $5,255,145 for the nine months ended September 30, 2023, which included realized losses of $433,769.

10.	Inventories

	September 30,	December 31,
	2024	2023
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$508,296	$476,501
Work in process	51,750	92,089
Finished products	631,348	654,916
Total inventories	$1,191,394	$1,223,506

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at September 30, 2024 and December 31, 2023 are stated net of a reserve of $25,000 and $47,000, respectively, for slow moving and obsolete inventory.

11.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2024 and December 31, 2023, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30, 2024 and 2023 includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Provision for federal income taxes - current	$299,492	$152,350	$771,532	$317,128
Provision for state income taxes - current	-	-	225	250
(Benefit from) provision for federal income taxes – deferred	(68,691)	8,091	(51,263)	158,544
Total provision for income taxes	$230,801	$160,441	$720,494	$475,922

12.	Defined Contribution Plan

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

The Company accrued $81,750 and $109,000 in contributions to the DC Plan at September 30, 2024 and December 31, 2023, respectively. In the first nine months of 2024 and 2023, the Company made discretionary contributions of $109,000 and $ 94,326, respectively, to the DC Plan. These payments represented the Company’s 2023 and 2022 accrued discretionary contributions.

13.	Related-Party Transactions

For the nine-month period ended September 30, 2024, the Company made payments of $20,000 to Ken Globus, the Company’s former President, for consulting services provided to the Company. There were no payments made to Mr. Globus during the three-month period ended September 30, 2024. For the three- and nine-month periods ended September 30, 2023, the Company made payments of $30,000 and $90,000, respectively, to Mr. Globus for consulting services provided to the Company.

For the three- and nine-month periods ended September 30, 2024, the Company made payments of $4,000 and $14,750, respectively, to the accounting firm PKF O’Connor Davies (“PKF”) for accounting and tax services. For the three- and nine-month periods ended September 30, 2023, the Company made payments of $9,000 and $12,000, respectively, to PKF. Lawrence Maietta, a partner at PKF, is a director of the Company.

14.	Other Information

Accrued Expenses

Accrued expenses consist of the following:

Accrued Expenses	September 30, 2024 (Unaudited)	December 31, 2023 (Audited)

Bonuses	$157,500	$187,002
Distribution fees	428,911	407,133
Payroll and related expenses	121,306	96,157
Reserve for outdated material	271,916	247,847
Company 401(k) contribution	81,750	109,000
Audit fee	56,513	71,000
Annual report expenses	66,363	81,725
Sales rebates	101,592	132,250
Insurance	21,170	-
Other	33,480	30,930
Total Accrued Expenses	$1,340,501	$1,363,044

15.	Recent Accounting Pronouncements

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

16.	Concentrations of Credit Risk

Customer concentration - Accounts receivable potentially exposes the Company to concentrations of credit risk. The Company monitors the amount of credit it allows each of its customers, using the customer’s prior payment history and its overall credit worthiness to determine how much credit to allow or whether credit should be given at all. It is the Company’s policy to discontinue shipments to any customer that is substantially past due on its payments. The Company sometimes requires payment in advance from customers whose payment record is questionable. As a result of its monitoring of the outstanding credit allowed for each customer, as well as the fact that the majority of the Company’s sales are to customers whose satisfactory credit and payment record has been established over a long period of time, the Company believes that its credit risk from accounts receivable is low.

For the three months ended September 30, 2024, one of the Company’s cosmetic ingredient distributors, and three of its pharmaceutical distributors, together accounted for 77% of the Company’s gross sales and 79% of its outstanding accounts receivable at September 30, 2024. During the three months ended September 30, 2023, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 73% of the Company’s gross sales and 82% of its outstanding accounts receivable at September 30, 2023.

For the nine months ended September 30, 2024, one of the Company’s cosmetic ingredient distributors, and three of its pharmaceutical distributors, together accounted for 81% of the Company’s gross sales and 79% of its outstanding accounts receivable at September 30, 2024. During the nine months ended September 30, 2023, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 73% of the Company’s gross sales and 82% of its outstanding accounts receivable at September 30, 2023.

17.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals that are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times.

For the three months ended September 30, 2024, the Company had three major raw material suppliers that collectively accounted for approximately 88% of the raw material purchases made by the Company. For the three months ended September 30, 2023, the Company had four major raw material suppliers that collectively accounted for approximately 89% of the raw material purchases made by the Company.

For the nine months ended September 30, 2024 the Company had three major raw material suppliers that collectively accounted for approximately 82% of the raw material purchases made by the Company. During the first nine months of 2023, the Company had five major raw material suppliers that collectively accounted for approximately 92% of the raw material purchases made by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

18.	Earnings Per Share

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

Per share basic and diluted earnings were $0.19 and $0.14 for the three months ended September 30, 2024 and 2023, respectively, and $0.60 and $0.40 for the nine months ended September 30, 2024 and 2023, respectively.

19.	Dividends

On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all holders of record as of February 12, 2024. Dividends totaling $1,148,468 were paid. The balance of $112 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

On July 10, 2024, the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on July 31, 2024, to all holders of record as of July 23, 2024. Dividends totaling $1,607,855 were paid and the balance of $156 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

On July 12, 2023, the Company’s Board of Directors declared a cash dividend of $0.10 per share, which was paid on August 2, 2023, to all holders of record as of July 26, 2023. Dividends totaling $459,387 were paid and the balance of $45 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

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

OVERVIEW

The Company is a Delaware corporation that, through its Guardian Laboratories division, manufactures and markets cosmetic ingredients, pharmaceuticals, medical lubricants, and sexual wellness products. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. In October 2023, the Company entered into an agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the marketing of the Company’s new line of sexual wellness ingredients, specifically called the “Natrajel®” line of products, in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2023 or year-to-date in 2024, the Company anticipates that it will begin manufacturing and reporting sales of this new line of products in 2025.

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

The Company’s most important product line is its Lubrajel® line of multifunctional hydrogels, which are designed to provide hydration, sensory enhancement, lubrication, and texture to both personal care and medical products.

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

The following discussion and analysis cover material changes in the financial condition of the Company since the year ended December 31, 2023, and a comparison of the results of operations for the three and nine months ended September 30, 2024 and September 30, 2023. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, the Company recognizes an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 2024 increased by $2,595 (less than 1%) when compared with the same period in 2023. Net sales for the first nine months of 2024 increased by $1,427,121(17%) as compared with the corresponding period in 2023. The increase in sales for the third quarter of 2024 and the first nine months of 2024 were attributable to changes in sales of the following product lines:

Cosmetic ingredients:

a)

Third quarter sales: For the third quarter of 2024, the Company’s sales of cosmetic ingredients increased by $92,409 (8%) when compared with the third quarter of 2023. The increase in third quarter sales was due primarily to an increase of $245,168 (25%) in sales of the Company’s cosmetic products to ASI. Based on information provided to the Company by ASI, the majority of the increase in sales of the Company’s products were to customers in China.

Third quarter sales in 2024 to the Company’s four other distributors, as well as to two direct cosmetic ingredient customers, decreased by a net of $152,759 (70%) compared with the third quarter of 2023. This sales decline was due to reformulations and overstocking that is now corrected.

b)

Nine-month sales: For the first nine months of 2024, the Company’s sales of cosmetic ingredients increased by $1,853,477 (68%) when compared with the same period in 2023. This increase was due primarily to an increase of $2,238,221 (109%) in sales to ASI. Based on information provided to the Company by ASI, the increase in sales was due to two main factors 1) higher restocking rate in Asia Pacific after a long destocking period in 2023 and 2) regaining market share at certain key accounts in China.

Cosmetic ingredient sales for the first nine months of the year to the Company’s four other cosmetic distributors, as well as to two direct cosmetic customers, decreased by a net of $384,744 (57%) compared with the same period in 2023. This sales decline was due to reformulations and overstocking in 2023.

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances).

Gross sales of the Company’s pharmaceutical products for the three-month period ended September 30, 2024 decreased by $181,540 (12%) compared with the corresponding period in 2023, while gross sales for the nine-month period ended September 30, 2024 decreased by $502,500 (11%). The decrease in sales for the three- and nine-month periods was due primarily to decreases of $123,412 (10%) and $436,581 (11%), respectively, in gross sales of Renacidin due to the temporary shutdown of the Company’s contract manufacturer during the latter part of 2023 and the beginning of 2024. During this time, the Company was unable to fill full orders of Renacidin and was allocating product to all its pharmaceutical distributors. The Company began filing orders in full towards the end of March 2024.

The Company typically experiences fluctuations in sales of its pharmaceutical products due to the timing of orders from its distributors. The Company has invested additional resources to better understand the market for its pharmaceutical products and will continue to invest resources to broaden market awareness.

Net sales of the Company’s pharmaceutical products for the three- and nine-month periods ended September 30, 2024 saw a similar pattern, decreasing by $74,386 (6%) for the three-month period and decreasing by $441,224 (11%) for the nine-month period, with those decreases due primarily to the reason noted above.

The difference between the change in net sales compared with the change in gross sales for these products is due to a combination of the change in gross sales of those products combined with changes in pharmaceutical sales allowances related to these products. Typically, these allowances have a direct relationship with the sales of the Company’s pharmaceutical products. For the three and nine-month period ended September 30, 2024, sales allowances related to the Company’s pharmaceutical products decreased by $107,154 (41%) and $61,277 (7%), respectively, and was primarily related to a decrease in VA and Medicare CDGP Program rebates.

Medical lubricants:

Sales of the Company’s medical lubricants decreased by $15,428 (2%) for the three-month period ended September 30, 2024, compared with the same period in 2023, while sales for the nine-month period increased by $66,462 (4%), compared with the same period in 2023. The changes in medical lubricant sales for the three and nine-month periods were primarily attributable to normal customer ordering patterns.

Industrial and other products:

Sales of the Company's industrial products, as well as other miscellaneous products, for the nine-month period ended September 30, 2024, decreased by $51,594 (100%), when compared with the corresponding period in 2023. The decrease in sales was due to the discontinuation of this product line after the second quarter of 2023. There were no sales of this product line in the third quarters of both 2024 and 2023.

Cost of Sales

Cost of sales as a percentage of sales decreased to 46% in the third quarter of 2024, down from 57% in the third quarter of 2023. For the first nine months of 2024, cost of sales as a percentage of sales decreased to 47%, down from 52% in 2023. The decreases in both periods were the result of the Company’s cosmetic ingredient sales represented a larger percentage of the Company’s total sales for both the three- and nine-month periods ended September 30, 2024 compared with the same periods in 2023. These products carry a higher gross margin than the Company’s pharmaceutical products. In addition, there were lower per unit overhead costs in 2024, which was the result of an increase in production of cosmetic products due to higher demand in 2024 compared to the same periods in 2023.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $102,583 (21%) for the third quarter of 2024 compared with the equivalent period in 2023 and increased by $182,186 (12%) for the first nine months of 2024, compared with the equivalent period in 2023. The increase in operating expenses for both periods was due primarily to increases in fees paid to the Company’s Board of Directors and increases in payroll and payroll related expenses.

Research and Development Expenses

Research and development expenses increased by $12,931 (13%) for the third quarter of 2024, and decreased by $28,115 (8%) for the first nine months of 2024 compared with the same periods in 2023. The increase in the third quarter was primarily due to an increase in payroll and payroll-related expenses.

Investment Income

Investment income increased by $20,252 (25%) and $115,750 (64%) for the three- and nine-month periods, respectively, ending September 30, 2024, compared with the equivalent periods in 2023. The increases in both periods were primarily due to an increase in interest income from investments in U. S. Treasury Bills and Certificates of Deposit compared with the dividend income on the Company’s equity and fixed income mutual funds recorded during the same periods in 2023.

The change in the makeup of the Company’s investment income was attributable to the Company repositioning its marketable securities portfolio late in the second quarter of 2023. During that time, the Company liquidated most of its holdings of equity and fixed income mutual funds. The Company used the proceeds from these sales to take advantage of higher interest rates by purchasing U.S. Treasury Bills.

Net Gain (Loss) on Marketable Securities

The net gain (loss) on marketable securities increased from a loss of $14,357 for the quarter ended September 30, 2023, to a gain of $47,223 for the quarter ended September 30, 2024. For the nine-month periods ended September 30, 2023 and 2024, the net gain on marketable securities increased from $65,823 to $79,218, respectively. These increased gains were primarily due to the factors discussed above regarding the Company’s repositioning of its marketable securities portfolio. For a significant part of 2023, the Company’s marketable securities portfolio was primarily invested in equity and fixed income mutual funds, and for the three- and nine-month periods ended September 30, 2024, these funds were invested primarily in U.S. Treasury Bills and Certificates of Deposit, which are recorded at amortized cost and are not subject to the same market volatility that the equity and fixed income mutual funds experience. The Company’s management and Board of Directors continue to closely monitor the Company's investment portfolio, and have made and will continue to make any changes they believe may be necessary or appropriate to minimize the future impact on the Company’s financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first nine months of 2024 and 2023. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $10,718,457 at December 31, 2023 to $10,609,401 at September 30, 2024, a decrease of $109,056. The current ratio decreased from 8.0 to 1 at December 31, 2023 to 6.7 to 1 at September 30, 2024. The decrease in working capital and the current ratio was primarily due to an increase in accounts payable which was partially offset by an increase in the combination of cash and marketable securities.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.

The Company is in the process of upgrading its building sprinkler system and has incurred costs of $155,000 to date and expects to incur additional costs of $23,000 during the fourth quarter of 2024. The project is expected to be completed by the end of 2024.

The Company is in the process of replacing the roof on a portion of its facility in Hauppauge, NY. at an estimated cost of $250,000. The project is due to be completed by the end of 2024.

The Company generated cash from operations of $3,196,954 and $2,016,910 for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase in cash from operations was primarily due to an increase in net income, combined with an increase in accounts payable.

Cash used in investing activities for the nine-month period ended September 30, 2024 was $6,241,837. Cash provided by investing activities for the nine-month period ended September 30, 2023 was $4,728,156 The fluctuation was due to the following: 1) during the first nine months of 2023, the Company liquidated a majority of its marketable equity and fixed income investments and repurchased U.S. Treasury Bills with maturities of less than 3 months, which were classified as cash and cash equivalents, and 2) during the first nine months of 2024, the Company liquidated a significant portion of its 3-month U.S Treasury Bills and reinvested in longer term U.S Treasury Bills, which are now classified as marketable securities.

Cash used in financing activities was $2,756,323 and $459,387 for the nine months ended September 30, 2024 and September 30, 2023, respectively. The increase was due to an increase in the dividends paid from $0.10 per share in 2023 to $0.60 per share in 2024.

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM1A.	RISK FACTORS

NONE

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

31.1*	Certification of Donna Vigilante, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2024	UNITED-GUARDIAN, INC
(Registrant)

	By:	/S/ DONNA VIGILANTE
Donna Vigilante
President

	By:	/S/ ANDREA YOUNG
Andrea Young
Chief Financial Officer