Form 10-K
period 2024-12-31
UNITED GUARDIAN INC
filed 2025-03-21
CIK 101295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2024

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

Large accelerated filer	☐	Smaller reporting company	☑
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the ﬁnancial statements of the registrant included in the ﬁling reﬂect the correction of an error to previously issued ﬁnancial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as deﬁned in Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $41,073,211 (based on a closing price of $8.94 per share). (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2025, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $0.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2024

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2024 (“Annual Report”) contains both historical and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such “safe harbor” provisions and is including this statement for that express purpose. Words such as “anticipates”, “believes”, “expects”, “intends”, “future”, and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect the Registrant's views as of the date of filing of this report with the United States Securities and Exchange Commission (the “SEC”) with respect to future events and financial performance, and are subject to a variety of factors that could cause the Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Registrant's operations, and other factors described in this report and in prior filings with the SEC. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Registrant, the Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. Past results are no guaranty of future performance.

PART I

Item 1.	Business

Overview

United-Guardian, Inc. (“Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic ingredients, pharmaceutical products, medical lubricants and sexual wellness ingredients. Prior to July 1, 2023, we manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. In October 2023, we entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of our new Natrajel® line of sexual wellness ingredients in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2024, we anticipate that we will begin manufacturing and reporting sales of this new line of products in 2025.

We conduct various research and development activities. Our research and development department primarily develops new and unique specialty cosmetic and sexual wellness ingredients. We develop new products using natural and environmentally friendly raw materials, which is a priority for many of our cosmetic customers. Our research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the markets that our products are used in. All the products that we market, except for Renacidin®, are produced at our facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for us by an outside contract manufacturer.

Our predecessor entity, United International Research, Inc. (“UIR”), was founded and incorporated in New York in 1942 by Dr. Alfred R. Globus, our Chairman and Director of Research until his death on April 9, 2009. On February 10, 1982, a merger took place between UIR and Guardian Chemical Corporation (“Guardian”), an affiliate of UIR, whereby Guardian was merged into UIR and the name was changed to United-Guardian, Inc., a New York corporation. On September 14, 1987, United-Guardian, Inc., a New York corporation, was merged with and into a newly formed Delaware corporation by the same name, United-Guardian, Inc., for the purpose of changing the domicile to the State of Delaware.

The cornerstone of our business is our product innovation. We use our product development and formulation expertise to maintain our market position and to propel future growth. We also focus on the development of new products that fill unmet market needs and have unique properties.

Our products are sold into stable and growing markets such as personal care, medical devices and healthcare. Our current product offerings include cosmetic ingredients, medical lubricants, pharmaceuticals and sexual wellness ingredients.

Our website, www.u-g.com, contains our annual reports on Form 10-K, quarterly reports on Form 10-Q, and any amendments to those reports. All such reports are available as soon as reasonably practicable after they are electronically filed with, or electronically furnished to, the U.S. Securities and Exchange Commission (“SEC”). These documents are also available in print to any stockholder who requests them. The information contained on our website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Business Description

We manufacture, market and develop specialty cosmetic ingredients, pharmaceuticals, medical lubricants and sexual wellness ingredients. Prior to July 1, 2023, we manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume and no growth prospects. In October 2023, we entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for distribution of our new Natrajel line of sexual wellness ingredients in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2024, we anticipate that we will begin manufacturing and reporting sales of this new line of products in 2025.

We also conduct research and development, primarily related to the development of new and unique cosmetic ingredients, sexual wellness ingredients and medical lubricants. We focus on the development of products that fill unmet market needs, have unique properties, and use proprietary technology that we typically protect as trade secrets rather than with patents. Many of our products are marketed through collaborative distribution agreements with larger companies.

The cosmetic ingredients we manufacture are marketed to end users through our worldwide network of distributors and are currently used by many of the major manufacturers of cosmetic products. One of our most important product lines is our Lubrajel® line of multifunctional hydrogel formulations, which are designed to provide sensory enhancement, lubrication, hydration, and texture to both personal care and medical products. In the last few years, to meet the growing demand for “green” and sustainable products, we have focused on developing and launching new products which only contain ingredients that are considered “natural.” Our Lubrajel products in the natural line have been certified to meet the Cosmetic Organic and Natural Standard (“COSMOS”). This standard is recognized globally by the cosmetic industry. We ship our cosmetic ingredients to our distributors Ex Works (“EXW”) from our facility in Hauppauge, New York. Those distributors in turn resell those products to their customers, who are typically the manufacturers and marketers of cosmetic and personal care products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at our discretion.

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

We operate as a single business segment. Our current products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical lubricants and sexual wellness. Each product category is marketed differently. Effective July 1, 2023, we discontinued our industrial product line of products and beginning in 2024, we added sexual wellness ingredients to our portfolio of product categories.

Our cosmetic ingredients are currently marketed globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI manufactures and markets globally an extensive line of personal care and pharmaceutical additives and various other specialty products. We sell our cosmetic ingredients directly to those distributors, which in turn resell our products to their customers for use in the formulation of one or more of the customers’ personal care and cosmetic products. Our non-pharmaceutical medical lubricants are sold directly to marketers of finished medical products or to the contract manufacturers utilized by those marketers. We market our pharmaceutical products primarily through our dedicated Renacidin website. The pharmaceutical products are sold through full-line drug wholesalers, which purchase our products outright for resale to primarily, hospitals and pharmacies. We also sell a small quantity of pharmaceutical products directly to hospitals and pharmacies. Our products are sold under trademarks or trade names that we own, some of which are registered with the United States Patent and Trademark Office as well as with comparable regulatory agencies in some foreign countries. We maintain a corporate website at www.u-g.com, and a specific website for Renacidin at www.renacidin.com. The information contained on either website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

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

Cosmetic Ingredients – Products

●

LUBRAJEL is an extensive line of multifunctional hydrogel formulations designed to mainly provide sensory enhancement, lubrication, and texture to personal care products. Most if not all of the Lubrajel products also offer skin hydration benefits. The Lubrajel products are primarily used in skin care products such as moisturizers, anti-aging creams, body lotions, face serums and masks, spa products and sunscreens. The Lubrajel products are also used in makeup products such as primers and foundations. Each Lubrajel product offers unique benefits for the formulation of skin care and color cosmetic products. The basic product line includes Lubrajel CG, Lubrajel DV, Lubrajel IIXD, Lubrajel MS, Lubrajel NP and Lubrajel Oil.

To address customer demand for preservative-free products, we developed and launched Lubrajel DV PF, Lubrajel IIXD PF, Lubrajel MS PF, Lubrajel Oil PF and Lubrajel PF. To address customer demand for paraben-free products, we developed and launched Lubrajel DV free, Lubrajel IIXD free, Lubrajel MS free, Lubrajel NP Free and Lubrajel Oil free.

In the last few years, to meet the growing consumer demand for “green” and sustainable products, we have focused on developing and launching new products which only contain ingredients that are considered “natural.” The Lubrajel products in the natural line have been certified to meet the Cosmetic Organic and Natural Standard (“COSMOS”). This standard is recognized globally by the cosmetic industry.

The COSMOS line of products includes Lubrajel Natural, Lubrajel Marine, Lubrajel Oil Natural and Lubrajel Terra. All of the natural products are designed using green technology and contain natural raw materials. These products are multifunctional, Roundtable on Sustainable Palm Oil (“RSPO”) certified, Vegan, biodegradable and COSMOS approved. Each one offers a unique skin feel and improves the sensory characteristics of personal care formulations.

In addition to the Lubrajel line of products, we also manufacture the following additional cosmetic ingredients, which accounted for less than 10% of total sales in 2024 and 2023:

●

B-122™ is a powdered lubricant used in the manufacture of certain cosmetics, such as pressed powders, eyeliners, and rouges, as well as some industrial products. The product acts as a binder, increases water-repellency and drop strength, and lowers the coefficient of friction in the products in which it is used.

●

ORCHID COMPLEX™ is an oil-based extract of fresh orchids. It is characterized by its excellent lubricity, spreadability, light feel, and emolliency. Because of its alcohol solubility it may also be used in fragrance products, such as perfumes and toiletries. Its emolliency makes it an excellent additive to shampoos, bath products and facial cleansers.

●

LUBRASIL™ II SB is a special formulation of Lubrajel in which silicone oil is incorporated into a Lubrajel base using proprietary technology that enables the product to maintain much of the clarity of regular Lubrajel. The product has a silky feel and is water resistant while at the same time providing moisturization.

Sales of our cosmetic ingredients represented approximately 45% and 38% of our total sales for the years ended December 31, 2024 and 2023, respectively.

The cosmetic ingredients we manufacture are marketed and sold to end users through our worldwide network of distributors and marketing partners. Our cosmetic ingredients are currently sold globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI is the exclusive distributor of these products in the United States, Canada, Asia, South & Central America, Mexico, Europe (all regions other than France, the United Kingdom, Italy & Switzerland), Scandinavia, Africa, Australia, and the Middle East. ASI had been our distributor in South Korea until February 5, 2025, at which time we formally entered into a new marketing and distribution agreement with Azelis Group NV (“Azelis”) to market our products in South Korea. Azelis also markets our cosmetic ingredients in the United Kingdom and Ireland. Our other cosmetic ingredient distributors are Sederma SAS (a subsidiary of Croda International Plc.) in France, Safic-Alcan S.p.A. in Italy, and Azelis Cosmetics GmbH in Switzerland. We are currently in the process of renegotiating some of our marketing and distribution agreements.

We ship our cosmetic ingredients to our distributors Ex Works (“EXW”) from our facility in Hauppauge, New York. The distributors resell the products to their customers, which are typically major manufacturers and marketers of cosmetic and personal care products who utilize our products in their finished products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at our discretion.

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

We believe that there is potential to continue growing the sales of our cosmetic ingredients through the development of new products, product applications, additional claim substantiations, and geographic expansion. Although we have experienced significant pricing pressure from low-cost competitors, we believe that we can compete effectively with these low-cost competitors because our customers value our innovation capabilities, the quality of our products, the reliability of supply and our technical expertise.

Medical Lubricants– Products

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

Sales of medical lubricants represented approximately 17% and 16% of our total sales for the years ended December 31, 2024 and 2023, respectively.

We believe that there is potential to continue growing the sales of our medical lubricants through new product development, development of new product applications and markets, and geographic expansion. Pursuant to this cause, the agreement we signed on February 5, 2025 with Azelis gave Azelis the rights to distribute our medical lubricants in the UK and Ireland. We believe this will create opportunities to expand the medical lubricant business.

Pharmaceuticals – Products

●

RENACIDIN is a prescription drug approved by the FDA that is used primarily to prevent and to dissolve calcifications in urethral catheters. We maintain a specific website dedicated to this product at www.renacidin.com.

●	CLORPACTIN® WCS-90 (“Clorpactin”) is a chlorine-based drug that is marketed as a topical antimicrobial and is also used in urology. It is also a powerful disinfectant, fungicide, and deodorizer.

Our pharmaceutical products represented 39% and 45% of our total sales for the years ended December 31, 2024 and 2023, respectively.

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

We believe that there is potential to grow the sales of our pharmaceutical products through additional marketing strategies and geographic expansion.

Sexual Wellness Ingredients – Products

Sexual wellness ingredients include a line of hydrogel formulations designed to offer sensory enhancement, lubrication, and moisturization to sexual wellness applications. Although we did not manufacture or have any sales of these products during 2024, we anticipate that we will begin manufacturing and reporting sales of this new line of products in 2025.

The new Natrajel line of products comprises Natrajel NT, Natrajel MA, Natrajel ON and Natrajel TE. This line was designed using green technology and contains natural raw materials. All the products are RSPO certified, vegan, biodegradable and COSMOS approved.

Domestic Sales

For the years ended December 31, 2024 and 2023, approximately 84% and 79%, respectively, of our sales were from domestic sources, which represents sales within the United States only.

Cosmetic Ingredients – Domestic Sales

In the United States, our cosmetic ingredient products have been marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”) and last automatically renewed on January 1, 2022. That agreement was for the marketing of the Company’s cosmetic ingredients in North America, Central America, South America, Asia Pacific, and EMEA. ASI also had the exclusive right to market four of our products globally: Lubrajel Marine, Lubrajel BA, Lubrajel Oil PF and Lubrajel II XD PF. The current agreement with ASI terminated on December 31, 2023, pursuant to a letter provided by us to ASI on October 10, 2023. The purpose of the termination was to renegotiate the terms and conditions of the distribution agreement between the two companies. At this time we have not finalized a new agreement, but we are hopeful that a new agreement will be executed by the end of the second quarter of 2025, although there can be no assurance that a new agreement will be executed. We continued to work with ASI as we negotiate a new agreement by fulfilling orders, discussing marketing strategies, and continuing to engage with them on other marketing matters in a manner consistent with past practice.

Domestic sales of cosmetic ingredients accounted for approximately 41% of total sales in 2024, compared with 31% in 2023. Sales to our largest distributor, ASI, accounted for approximately 41% of total sales in 2024 and 30% of sales in 2023.

Medical Lubricants – Domestic Sales

We sell our medical lubricants directly to end users or to contract manufacturers utilized by the end users. Domestic sales of medical lubricants accounted for approximately 4% of our total sales in 2024 and 3% of total sales in 2023. Although all shipments of medical lubricants to U.S. locations are considered domestic sales, a percentage of those shipments are subsequently shipped by some customers to foreign manufacturing facilities, which then produce finished products that could be marketed globally.

Pharmaceuticals – Domestic Sales

Our pharmaceutical products are marketed only in the United States and are sold primarily through full-line drug wholesalers. Sales of those products accounted for approximately 39% of sales in 2024, compared with approximately 45% in 2023.

During 2024 and 2023, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require us to sell our product at a discounted price, typically given in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

Sexual Wellness – Domestic Sales

         Sexual wellness ingredients include a line of hydrogel formulations designed to offer sensory enhancement, lubrication, and moisturization to sexual wellness applications. Although we did not manufacture or have any sales of these products during 2024, we anticipate that we will begin manufacturing and reporting sales of this new line of products in 2025.

Foreign Sales

For the years ended December 31, 2024 and 2023, approximately 16% and 21%, respectively, of our sales revenue was from foreign sources, and was derived from (a) sales of our cosmetic ingredients to foreign distributors, which accounted for approximately 7% of sales for each of the years ended December 31, 2024 and 2023, respectively, and (b) sales of medical lubricants directly to certain customers in foreign countries, which accounted for approximately 9% and 14% of our sales revenue for the years ended December 31, 2024 and 2023, respectively.

Because all shipments to our largest distributor, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are considered domestic sales, even though a significant percentage of ASI’s sales of our products are to customers in foreign countries. Based on sales information provided by ASI, 79% of ASI’s sales of our products in 2024 were to customers in foreign countries, compared with 69% in 2023. ASI’s largest foreign market in both 2024 and 2023 was China, which accounted for approximately 43% of ASI’s sales of our products in 2024 and 29% in 2023.

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

Our current ISO 9001:2015 certification is valid through July 22, 2027. We have been in continuous compliance with ISO standards since November 1998. Between November 1998 and December 2003, we were registered under the ISO 9002 standard. From December 2003 to December 2009, we were registered under the ISO 9001:2000 standard. From December 2009 to July 2018, we were registered under the ISO 9001:2008 standard.

Competition

We primarily compete in the specialty ingredients space. The participants in this space offer a broad range of product lines designed to meet specific customer needs. Competition is largely based on product performance, price, quality, service, product availability, security of supply, and responsiveness of product development in cooperation with customers. Many key competitors are significantly larger than us and have greater financial resources, leading to greater operating and financial flexibility.

To improve our competitive position, we are strengthening our core capabilities and investing in product development, especially in naturally derived products. We will continue to provide high-quality products, technical expertise and be a reliable supplier to our distributors and customers.

Intellectual Property

In recent years, we have elected to rely on trade secret protection to protect our intellectual property for proprietary product formulations and manufacturing methods. We will file for patent protection in situations where we believe that relying on trade secret protection alone would not provide sufficient protection.

We own the Lubrajel®, Renacidin®, Clorpactin®, Excellence Through Innovation®, and Natrajel® trademarks.

Raw Materials

We purchase a predominant amount of our raw materials from multiple sources in the United States and believe that raw material supplies will be available in quantities sufficient to meet demand in 2025. Although some of those raw materials may be manufactured overseas, all but one of our suppliers are located within the United States.

The Trump administration has communicated its intention to impose tariffs on many products imported from China, Canada and Mexico. Some of those tariffs went into effect on March 4, 2025. Since that time the Trump administration has increased some of those tariffs and postponed others. It has threatened to levy tariffs on additional countries, including those of the European Union. Many of the countries on which those tariffs have been levied have imposed their own retaliatory tariffs or threated to impose tariffs on goods they import from the U.S. The tariff situation remains fluid and is subject to modification at any time. At this time, it is difficult to determine the impact of these tariffs on our business. We will continue to monitor this situation closely.

While we obtain most of our raw materials and lab supplies from domestic sources, we have three suppliers that obtain their raw materials from China. These materials are not purchased by us in large quantities, and we have adequate stock on hand to cover the next six months. In addition, we have one direct raw material supplier in China; however, the raw materials we purchase from this supplier are not in large quantities and the effect of this tariff would not materially impact the pricing of our products.

The principal raw materials we use consist of common industrial organic and inorganic chemicals. We have three major raw material vendors that together accounted for approximately 83% of our raw material purchases in 2024 and 76% in 2023.

Inventories, Returns, and Allowances

We believe it is important to maintain moderate inventory levels of some of our finished goods in order to fulfill purchase orders in a timely manner. Historically, sufficient inventory levels, returns, and allowances have not been a significant factor in our business.

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

Research and Development

Our research and development (“R&D”) team’s main focus is to develop new products and product-line extensions. The product development activities are focused on developing products for identified customers and unmet market needs. We frequently collaborate with customers to develop the desired product to meet their specific needs. The R&D team also provides technical support services to assist our customers with application development and co-development. In addition, the R&D team provides ongoing technical assistance and know-how to quality assurance and manufacturing personnel to ensure consistent standards for our products and to deliver environmentally responsible products that exceed customer expectations.

Our research and development expenses in 2024 were $456,779 compared with $463,992 in 2023. We expect our research and development expenses in 2025 to be higher than those in 2024 in order to support innovation and growth initiatives. Any additional increase in R&D expenses will also depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

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

Portions of our operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2024 and 2023, we incurred approximately $24,000 and $41,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on our results of operations as a result of compliance with environmental laws.

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

Sustainability

We have a proactive mindset for sustainability. We are committed to sustainable growth and minimizing our impact on the local community and the environment. We are committed to measuring and monitoring our impact on the environment and, where appropriate, making improvements. We comply in all material respects with all federal, state and local environmental regulations.

We have created a sustainability committee that reviews our Scope 1 and Scope 2 emissions to determine ways in which we can reduce our impact on the environment. We recently installed an energy efficient roof to lower our energy consumption. We have established goals to lower our energy emissions and recycle water used in our manufacturing process. We have also joined initiatives for core raw materials, such as the Roundtable on Sustainable Palm Oil (“RSPO”), to ensure that we support suppliers in protecting the environment and the people in it. We are committed to using green chemistry principles to produce biodegradable, natural, and safe products with renewable feedstocks.

Solid Waste

We do not produce hazardous waste. We comply with U.S. Environmental Protection Agency (“EPA”) and Department of Transportation’s (“DOT”) regulations for the disposal of the solid waste.

Water Discharge

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

2)

Measures on energy consumption and GHG’s: we created a sustainability committee that meets monthly to review our Scope 1 and Scope 2 emissions as well as determine ways to reduce our energy consumption.

3)	Established formal CSR Policy: we created a CSR policy to establish a framework for our commitment to sustainable performance.

Employees

Human Capital Management

We currently have 25 employees, 3 of whom serve in an executive capacity, 18 in research, quality control and manufacturing, 1 in maintenance and construction, and 3 in office and administrative support services. Of the total number of employees, 24 are employed full-time.

Compensation and Benefits

We are committed to paying our employees in a fair and equitable manner, regardless of race, gender or country of origin. We believe employees should be compensated equitably based on performance, skills, and experience. We offer a competitive benefits program to support employees through all life stages.

Employee Engagement

We focus significant resources on developing and retaining diverse talent and are committed to actively creating a collaborative environment of innovation that leverages the talents of our workforce to drive sustainable growth and create value for our stockholders, customers, employees, and the community in which we operate.

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

We continue to augment the capabilities of our people, processes, and technologies to address our cybersecurity risks. Our cybersecurity risks, and the controls designed to mitigate those risks, are integrated into our overall risk management governance and are reviewed yearly by our Board of Directors.

We take steps to protect our data and third-party data we receive through the implementation of technological and organizational measures designed to reduce the risk from cybersecurity threats, including data theft or destruction.

We have undertaken a program of annual enterprise-wide cybersecurity risk assessments and have implemented policies, procedures, and programs designed to help manage the risks to which we are exposed in our business. As part of our risk management process, we have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems, as well as the systems of third parties on whom we rely, such as any cloud hosting partners. Our cybersecurity program is designed to assess, identify, and manage material risks and vulnerabilities to our security posture, including prioritizing and remediating cybersecurity risks.

Our program includes, among other things:

• Incorporation of cybersecurity in our overall enterprise risk management processes, including periodic risk assessments and tools used to track and monitor risks.

• Regular reviews of cybersecurity risks and mitigation efforts.

• Use of software and hardware tools and services to help safeguard our systems, information, and data.

• Assessments designed to help identify cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment.

• An employee information security training program to educate employees on various cybersecurity risks and mitigation strategies.

• Policies and processes governing our third-party security risks.

Risk Management and Strategy

We have implemented a set of comprehensive cybersecurity and data protection policies and procedures. Risks from cybersecurity threats are regularly evaluated as a part of our broader risk management activities and as a fundamental component of our internal control system. Our employees receive ongoing cybersecurity awareness training, including specific topics related to social engineering and email fraud. We utilize an outsourced information technology firm and consultants with significant expertise in cybersecurity. We invest in advanced technologies for continuous cybersecurity monitoring across our information technology environment which are designed to prevent, detect, and minimize cybersecurity attacks, as well as alert management of such attacks.

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

We own our principal office, manufacturing, and research and development facility consisting of a 50,000 square foot facility on a 2.7-acre parcel located at 230 Marcus Boulevard, Hauppauge, New York 11788. Approximately 30,000 square feet of the facility is manufacturing space, 15,000 square feet is warehouse space, and 5,000 square feet is office and laboratory space. We believe that the property is adequate for our immediately foreseeable needs. The property is presently unencumbered and we believe the property is adequately insured.

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

Market Information

Our Common Stock is currently traded on the NASDAQ Global Market, under the symbol “UG”

Holders of Record

As of March 3, 2025, there were 342 holders of record of Common Stock.

Dividend Policy

On July 10, 2024, our Board of Directors declared a cash dividend of $0.35 per share, which was paid on July 31, 2024, to all holders of record as of July 23, 2024. On January 30, 2024, our Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all holders of record as of February 12, 2024. On January 27, 2025, our Board of Directors declared a cash dividend of $0.35 per share, which was paid on February 18, 2025, to all holders of record as of February 10, 2025.

On July 12, 2023, our Board of Directors declared a cash dividend of $0.10 per share, which was paid on August 2, 2023, to all stockholders of record as of July 26, 2023. We did not declare any other dividends in 2023. In June of 2023, our Board of Directors changed the dividend declaration practice to a semi-annual dividend declaration in January and July of each year.

Item 6.	[RESERVED]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this Annual Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

Executive Level Overview

We specialize in manufacturing cosmetic ingredients, pharmaceuticals, medical lubricants, and sexual wellness ingredients through our Guardian Laboratories division. With a long-standing reputation for delivering high-quality specialty products, we are committed to serving diverse markets with innovative solutions.

As part of our strategic focus, we discontinued our specialty industrial products line in mid-2023 due to low sales and limited growth potential. This shift allows us to concentrate on higher-value product categories with greater market opportunities.

In October 2023, we took a significant step toward expanding our presence in the sexual wellness market by partnering with Brenntag Specialties, a global leader in chemicals and ingredients distribution. Under this agreement, Brenntag will distribute our new Natrajel line of sexual wellness ingredients across North and South America. While we reported no sales of this product in 2024, we anticipate beginning manufacturing and revenue generation in 2025.

With a refined product portfolio and strategic partnerships, we are well-positioned for future growth, leveraging our expertise in specialty ingredients to capitalize on emerging market opportunities.

Impact of Global Supply Chain Instability, Inflation and Tariffs

The continued supply chain instability, primarily caused by military tensions in the Middle East, continues to impact vessels’ access to the Red Sea and Suez Canal. Shipping experts say this crisis may last into the first half of 2025. We continue to work with our suppliers regarding lead times and continue to closely monitor this situation. Although we have not yet experienced any delays in receiving raw materials or an increase in shipping costs, we are aware that the situation is fluid and could impact us at any time. If that occurs, we may experience longer lead times and increased shipping costs for some of our raw materials, which may impact our future gross margins. As a result of this global supply chain instability, there continues to be uncertainty regarding the potential impact on our operations or financial results and we are unable to provide an accurate estimate or projection as to what the future impact will be.

The Trump administration has communicated its intention to impose tariffs on many products imported from China, Canada and Mexico. Some of those tariffs went into effect on March 4, 2025. Since that time the Trump administration has increased some of those tariffs and postponed others. It has threatened to levy tariffs on additional countries, including those of the European Union. Many of the countries on which those tariffs have been levied have imposed their own retaliatory tariffs or threated to impose tariffs on goods they import from the U.S. The tariff situation remains fluid and is subject to modification at any time. At this time, it is difficult to determine the impact of these tariffs on our business. We will continue to monitor this situation closely.

While we obtain most of our raw materials and lab supplies from domestic sources, we have three suppliers that obtain their raw materials from China. These materials are not purchased by us in large quantities, and we have adequate stock on hand to cover the next six months. In addition, we have one direct raw material supplier in China; however, the raw materials we purchase from this supplier are not in large quantities and the effect of this tariff would not materially impact the pricing of our products.

Many of our products are used in the formulation of finished products that are manufactured in China and then imported back into the United States (“U.S.”) for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S.

Due to the continued uncertainty of this, any other tariffs that may be imposed, there continues to be uncertainty regarding the future impact of any additional tariffs on our operations or financial results.

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

Marketable Securities

Our marketable securities include investments in equity mutual funds, Certificates of Deposit and U.S. Treasury Bills with original maturities of greater than three months. Our marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Certificates of Deposit and U.S. Treasury Bills with original maturities of more than 3 months are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2024 and 2023, we did not record an impairment charge regarding our investment in marketable securities because management believes, based on an evaluation of the circumstances, that any decline in fair value below the cost of certain of our marketable securities is temporary.

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

During 2024 and 2023, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require us to sell our products at a discounted price, typically in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

On January 1, 2025, the Centers for Medicare & Medicaid Services (“CMS”) implemented a new Medicare Part D Manufacturer Discount Program (“Discount Program”), which replaced the prior CGDP. The new Discount Program eliminates the coverage gap benefit phase, introduces pharmaceutical manufacturer discounts in the initial and catastrophic coverage phases, and lowers the cap on enrollee out-of-pocket costs. Under the new Discount Program, additional rebates are expected to be owed by pharmaceutical manufacturers due to the restructuring of the benefit periods and removal of the cap that was in place that limited the drug manufacturer’s liability. The overall financial impact of this new program will vary depending on the products being reimbursed but it is expected to increase Medicare Part D rebates for drug manufacturers.

On January 31, 2024, we were notified by CMS that we qualified as a “specified small manufacturer” and would be entitled to a multi-year phase-in period during which we would pay a lower percentage discount on drugs dispensed to beneficiaries. Based on our “specified small manufacturer” designation, it appears, based on our current level of sales through the Medicare Part D Program, we would have reduced rebate liabilities in years 2025 and 2026, with rebates gradually increasing each year after, until they reach their full phase-in by 2031. By the end of the phase in period in 2031, these rebate liabilities are expected to significantly exceed the liabilities we have recorded under the CGDP in previous years.

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, we recognize revenue from sales of our products when those products are shipped, which is when our performance obligation is satisfied. Our cosmetic products are shipped EXW from our facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of our medical lubricant products are deemed final upon shipment, and we have no obligation to repurchase or allow the return of these goods unless they are defective. Sales of our pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product is too close to its expiration date for the customer to sell; or (d) the product is expired but is not more than one year after its expiration date. These return policies are in conformance with standard pharmaceutical industry practice. We estimate an allowance for outdated material returns based on previous years’ historical returns of our pharmaceutical products.

We do not make sales on consignment, and the collection of the proceeds of the sale of any of our products is not contingent upon the customer being able to sell the goods to a third party.

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

Accounting for Financial Instruments - Credit Losses

We recognize an allowance for our trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL).

We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by a review of current credit information. We continuously monitor collection and payments from customers and maintain an allowance for credit losses based upon historical experience, anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While our credit losses have historically been low and within expectations, we may not experience the same credit loss rates that have historically been attained in the future. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows. When determining the reserve for credit losses, we take into consideration current and future economic conditions and the impact that these changing dynamics may have on potential future losses.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms, which vary depending on the customer, range between 30 and 60 days. We provide an allowance for credit losses related to our accounts receivable for which collection is doubtful in accordance with ASU 2016-13. In accordance with FASB ASC Topic 326, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, (“ASC 326”), we present financial assets at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life.

As of December 31, 2024 and December 31, 2023, the allowance for credit losses on accounts receivable was $14,342 and $16,672, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

Inventory Valuation Allowance

In conjunction with our ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis. Based on these projections, management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers. Although we believe that we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pullback from their expected order levels, may result in the recognition of larger-than-anticipated write-downs. We have performed an evaluation of our inventory on hand as of December 31, 2024 and December 31, 2023, and believe the reserves are adequate to cover any slow-moving or obsolete inventory.

Results of Operations

Sales

Sales increased by approximately 12%, from $10,885,154 in 2023 to $12,181,971 in 2024. The increase in sales was primarily due to an increase in sales of our cosmetic ingredient products, specifically an increase of 51% in sales to our largest distributor, ASI, in 2024 compared with 2023. In addition, sales of our medical lubricants increased by 16%, primarily due to increased orders placed by our largest customer in China.

Cosmetic Ingredients

Sales of our cosmetic ingredients increased by approximately 32%, from $4,132,334 in 2023 to $5,438,262 in 2024. The increase was primarily due to an increase in sales to ASI. Based on information provided to the Company by ASI, the reasons for the increase during 2024 was due to increased demand for our products in China due to regaining market share at certain key accounts. This increase was offset by sales to our other four distributors, whose sales decreased by a net of approximately 49%, while sales from two of our small direct cosmetic ingredient customers increased by approximately 19%. This decrease was primarily due to reformulations.

We continue to experience global competition from Asian and European companies that manufacture and sell products that are competitive with our products. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products. We work closely with our network of distributors to price our products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and expand our customer base. We expect that this competitive environment will continue in 2025 and we plan to enhance our competitive position by strengthening our core capabilities and investing in new products, especially in the area of naturally derived products. We will continue to provid high-quality products, technical expertise, and the reliability our customers have come to expect from us.

Pharmaceuticals

Because there are fees, rebates, and allowances associated with sales of our two pharmaceutical products, Renacidin and Clorpactin, discussion of our pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Gross sales of our two pharmaceutical products, Renacidin and Clorpactin, together decreased by approximately 5%, from $5,894,220 in 2023 to $5,602,259 in 2024. Gross sales of Renacidin decreased by approximately 4%, from $5,127,069 in 2023 to $4,897,331 in 2024, and gross sales of Clorpactin decreased by 8% from $767,151 in 2023 to $704,928 in 2024.

The primary reason for the decrease in Renacidin sales was due to our contract manufacturer temporarily ceasing manufacturing during the latter part of 2023 and the beginning of 2024. During this time, we were unable to fill complete orders of Renacidin and were allocating product to all of our pharmaceutical distributors. We resumed filling orders in full towards the end of March 2024.

Net sales of our pharmaceutical products decreased by approximately 5% in 2024 compared with the same period in 2023. The decrease in net sales was due to a decrease in gross sales combined with a commensurate decrease in certain pharmaceutical-related rebates and allowances. The decrease in pharmaceutical-related rebates and allowances in 2024 was primarily due to a decrease in VA Chargebacks and Medicare rebates.

Medical Lubricants

Sales of our medical lubricants increased by approximately 16% in 2024, from $1,750,632 in 2023 to $2,028,564 in 2024. The increase in sales was driven by increased demand from one of our larger contract manufacturer customers located in China.

Sexual Wellness Ingredients

There were no sales of our sexual wellness ingredients in 2024, since we only began our marketing efforts for those products in mid-2023. Customers need to qualify new ingredients and perform product development testing prior to launching a new product. It is not unusual for this process to take a year or more and inherently it will require additional time for new ingredients to generate sales. Our distributor for these products has informed us of the possibility of orders being placed in mid-2025.

Industrial Products

There were no sales of our industrial products during 2024 due to this product line being discontinued after the second quarter of 2023.

Gross Profit on Sales

Gross profit on sales was 53% in 2024 compared with 50% in 2023. The increase in gross profit was primarily due to two factors. The first was an increase in sales of our cosmetic ingredients of 32% in 2024 compared to 2023, which carry a higher profit margin than our pharmaceutical products, combined with the fact that in 2024, the percentage of cosmetic product sales as a percentage of total sales increased to approximately 45%, compared with 38% in 2023. The second factor was lower per unit overhead costs due to increased production, which was caused by higher demand for some of our products.

Operating Expenses

Operating expenses increased by approximately 13%, from $2,078,564 in 2023 to $2,356,819 in 2024. The increase was mainly attributable to the following: 1) increases in sales and marketing expenses incurred in connection with the hiring of our new Marketing Director; 2) an increase in payroll and payroll-related expenses; and 3) an increase in fees paid to our Board of Directors. In connection with our growth initiatives, we anticipate that operating expenses will increase modestly in 2025.

Research and Development Expenses

Research and development expenses decreased by approximately 2%, from $463,992 in 2023 to $456,779 in 2024. In connection with the Company’s growth initiatives, we expect our research and development expenses to increase modestly during 2025.

Investment Income

Investment income increased by approximately 42%, from $306,651 in 2023 to $434,679 in 2024. The increase was primarily due to an increase in interest income from investments in longer term U.S. Treasury Bills and Certificates of Deposit in 2024 compared to 2023. In addition, during 2024 we held more funds in money market accounts which yielded higher interest income compared to 2023. During the second half of 2023, we repositioned our marketable securities portfolio, liquidating most of our equity and fixed income mutual funds. The proceeds from these sales were used to purchase U.S. Treasury Bills and Certificates of Deposit to take advantage of the increase in interest rates.

Net Gain on Marketable Securities

For the year ended December 31, 2024, we recorded net gains on our marketable securities portfolio of $26,989 compared with net gains of $81,095 in 2023. We repositioned our marketable securities portfolio in the second half of 2023 to take advantage of the increase in interest rates. Management, as well as the Investment Committee of the Board of Directors, continue to closely monitor our investment portfolio and will make any adjustments they believe may be necessary or appropriate in order to minimize the future impact on our financial performance due to volatility of the global financial markets.

Provision for Income Taxes

The provision for income taxes increased from $669,408 in 2023 to $857,582 in 2024. This increase was due to an increase in income before taxes. Our effective income tax rate was 20.9% in 2024 and 20.6% in 2023.

Liquidity and Capital Resources

Working capital increased from $10,718,457 at December 31, 2023 to $10,751,082 at December 31, 2024. The increase in working capital was mainly due to an increase in cash and cash equivalents, marketable securities and inventories. The current ratio decreased from 8.0 to 1 at December 31, 2023 to 6.6 to 1 at December 31, 2024. The decrease in the current ratio was due mainly due to an increase in accounts payable.

Accounts receivable (net of allowance for credit losses) as of December 31, 2024 decreased from $1,566,839 in 2023 to $1,428,455 in 2024. The decrease in accounts receivable was due to a decrease in sales during the fourth quarter of 2024. The receivables turnover, or “Days Sales Outstanding,” for 2024, was 45 days, compared with 50 days in 2023. The allowance for credit losses on accounts receivable decreased from $16,672 in 2023 to $14,342 in 2024, and we believe that the net balance of our accounts receivable as of December 31, 2024 was, and continues to be, fully collectible.

We generated cash from operations of $3,466,251 in 2024 compared with $3,144,480 in 2023. The increase in 2024 was primarily due to an increase in net income, offset by increases in inventories and deferred income taxes.

Net cash used in investing activities was $7,077,395 for the year ended December 31, 2024, compared with net cash provided by investing activities of $4,277,577 for the year ended December 31, 2023. The shift was primarily due an increase in the purchase of longer-term investments in 2024 that are classified as marketable securities. During 2023, most of the of our marketable securities consisted of U.S. Treasury Bills and Certificates of Deposit that had maturities of less than three months and were included in cash and cash equivalents. During 2024, we changed our investment strategy to longer term fixed income investments due to the anticipated decrease in interest rates.

Net cash used in financing activities was $2,756,323 and $459,387 for the years ended December 31, 2024 and 2023, respectively. The increase was due to the payment of higher dividends in 2024 compared with 2023. During 2024, we paid dividends of $0.60 per share compared with $0.10 per share in 2023.

We believe that our working capital is sufficient to support our operating requirements for the next fiscal year. Our long-term liquidity position will be dependent upon our ability to generate sufficient cash flow from profitable operations, and we expect to continue to use our cash to make dividend payments, purchase marketable securities, and to take advantage of growth opportunities that may arise that are in the best interest of the business and our stockholders.

In connection with an upgrade to our building sprinkler system, costs of approximately $181,000 have been incurred as of December 31, 2024. The project is substantially complete and is expected to be fully complete by the end of the first quarter of 2025, with additional planned expenditures of $14,000.

During the fourth quarter of 2024, the Company replaced the roof on a portion of its facility in Hauppauge, New York at a cost of approximately $237,000.

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

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2024. On the basis of that evaluation, management concluded that our disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2024 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

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

UNITED-GUARDIAN, INC.

By: /s/ Donna Vigilante
Donna Vigilante
Date: March 19, 2025	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Donna Vigilante Donna Vigilante	President (Principal Executive Officer)	March 19, 2025

By: /s/ Andrea Young Andrea Young	Chief Financial Officer (Controller, Principal Financial Officer, and Principal Accounting Officer); Treasurer; Secretary	March 19, 2025

By: /s/ Lawrence F. Maietta	Director	March 19, 2025
Lawrence F. Maietta

By: /s/ Arthur M. Dresner	Director	March 19, 2025
Arthur M. Dresner

By: /s/ Andrew A. Boccone	Director	March 19, 2025
Andrew A. Boccone

By: /s/ Catherine Kolinski	Director	March 19, 2025
Catherine Kolinski

By: /s/ S. Ari Papoulias	Director	March 19, 2025
S. Ari Papoulias

By: /s/ Ken Globus Ken Globus	Chairman of the Board of Directors	March 19, 2025

EXHIBIT INDEX

Exhibit #	Description
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

14.1	Code of Ethics and amendments thereto (Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)
19.1*	Insider Trading Policy
21.1	Subsidiaries of the Company: None
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Joint certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 of the Registrant’s Current Report on Form 10-K for fiscal year ended December 31, 2023)
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Label Presentation Document
104***	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101)

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

INDEX TO FINANCIAL STATEMENTS

(For the years ended

December 31, 2024 and 2023)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of
United-Guardian, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of United-Guardian, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of income, stockholders’ equity, and cash flows for the year ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

March 19, 2025

STATEMENTS OF INCOME

	Years ended December 31,
	2024	2023

Net sales	$12,181,971	$10,885,154

Costs and expenses:
Cost of sales	5,721,584	5,479,566
Operating expenses	2,356,819	2,078,564
Research and development	456,779	463,992
Total costs and expenses	8,535,182	8,022,122
Income from operations	3,646,789	2,863,032
Other income:
Investment income	434,679	306,651
Net gain on marketable securities	26,989	81,095
Total other income	461,668	387,746

Income before provision for income taxes	4,108,457	3,250,778

Provision for income taxes	857,582	669,408
Net income	$3,250,875	$2,581,370

Earnings per common share (basic and diluted)	$0.71	$0.56

Weighted average shares (basic and diluted)	4,594,319	4,594,319

See Notes to Financial Statements

BALANCE SHEETS

ASSETS

	December 31,
	2024	2023
Current assets:
Cash and cash equivalents	$1,875,655	$8,243,122
Marketable securities	7,522,625	851,318
Accounts receivable, net of allowance for credit losses of $14,342 in 2024 and $16,672 in 2023	1,428,455	1,566,839
Inventories, net	1,451,995	1,223,506
Prepaid expenses and other current assets	207,804	191,708
Prepaid income taxes	179,017	176,220

Total current assets	12,665,551	12,252,713

Deferred income taxes, net	175,397	50,930

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,743,238	4,669,936
Building and improvements	3,336,352	2,976,577
Total property, plant and equipment	8,148,590	7,715,513

Less accumulated depreciation	7,192,203	7,096,318
Total property, plant, and equipment, net	956,387	619,195

TOTAL ASSETS	$13,797,335	$12,922,838

See Notes to Financial Statements

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2024	2023
Current liabilities:
Accounts payable	$425,003	$134,449
Accrued expenses	1,467,933	1,363,044
Deferred revenue	---	15,498
Dividends payable	21,533	21,265
Total current liabilities	1,914,469	1,534,256
Total liabilities	1,914,469	1,534,256

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2024 and 2023	459,432	459,432
Retained earnings	11,423,434	10,929,150
Total stockholders’ equity	11,882,866	11,388,582
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,797,335	$12,922,838

See Notes to Financial Statements

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2024 and 2023

	Common stock		Retained
	Shares	Amount	earnings	Total

Balance, January 1, 2023	4,594,319	$459,432	$8,807,212	$9,266,644

Net income	---	---	2,581,370	2,581,370

Dividends declared, not paid ($0.10 per share)	---	---	(45)	(45)

Dividends declared and paid ($0.10 per share)	---	---	(459,387)	(459,387)

Balance, December 31, 2023	4,594,319	$459,432	$10,929,150	$11,388,582

Net income	---	---	3,250,875	3,250,875

Dividends declared, not paid ($0.60 per share)	---	---	(268)	(268)

Dividends declared and paid ($0.60 per share)	---	---	(2,756,323)	(2,756,323)

Balance, December 31, 2024	4,594,319	$459,432	$11,423,434	$11,882,866

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$3,250,875	$2,581,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	95,885	105,682
Gain on sale of asset	---	(10,000)
Net gain on marketable securities	(26,989)	(81,095)
Allowance for credit losses	(2,330)	(3,391)
Allowance for obsolete inventory	(14,208)	(17,000)
Deferred income taxes	(124,467)	59,614
Decrease (increase) in operating assets:
Accounts receivable	140,714	(135,872)
Inventories	(214,281)	465,506
Prepaid expenses and other current assets	(16,096)	10,138
Prepaid income taxes	(2,797)	9,008
Increase (decrease) in operating liabilities:
Accounts payable	290,554	104,034
Accrued expenses	104,889	40,988
Deferred revenue	(15,498)	15,498
Net cash provided by operating activities	3,466,251	3,144,480

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(433,077)	(165,716)
Proceeds from sale of asset	---	10,000
Purchases of marketable securities	(8,459,318)	(621,852)
Proceeds from sales of marketable securities	1,815,000	5,505,145
Net cash (used in) provided by investing activities	(7,077,395)	4,727,577

Cash flows from financing activities:
Dividends paid	(2,756,323)	(459,387)
Net cash used in financing activities	(2,756,323)	(459,387)

Net (decrease) increase in cash and cash equivalents	(6,367,467)	7,412,670
Cash and cash equivalents, beginning of year	8,243,122	830,452
Cash and cash equivalents, end of year	$1,875,655	$8,243,122

Supplemental disclosure of cash flow information
Taxes paid	$1,050,795	$600,000

Supplemental disclosure of non-cash items:
Dividends payable	$268	$45

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic ingredients, pharmaceutical products, medical lubricants and sexual wellness ingredients. Prior to July 1, 2023, the Company manufactured and reported sales of a line of specialty industrial products; however, this product line was discontinued after the second quarter of 2023 due to low sales volume with no growth prospects. The Company also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, Lubrajel and Renacidin Irrigation Solution (“Renacidin”) together accounted for approximately 93% and 92% of the Company’s sales for the years ended December 31, 2024 and December 31, 2023, respectively. Lubrajel accounted for approximately 60% and 54% of the Company’s sales for the years ended December 31, 2024 and December 31, 2023, respectively, and Renacidin accounted for approximately 33% and 38% of the Company’s sales for the years ended December 31, 2024 and December 31, 2023, respectively.

Segment Information

The Company operates its business under one operating segment, which is also its reportable segment. The Company's chief operating decision maker (“CODM”), who is the President, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM, along with the Board Of Directors, use such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits or allocate to other parts of the organization, such as working capital needs, mandatory and discretionary capital expenditures or other growth opportunities that may arise that are in the Company’s best interest and the best interest of the stockholders.

Net income, other financial metrics and sales forecasts are used to monitor budget versus actual results. The reported segment revenue, segment profit or loss and significant segment expenses are the same as the consolidated results disclosed on the consolidated statements of income.

Impact of Global Supply Chain Instability, Inflation and Tariffs

The continued supply chain instability, primarily caused by military tensions in the Middle East, continues to impact vessels’ access to the Red Sea and Suez Canal. Shipping experts say this crisis may last into the first half of 2025. The Company continues to work with its suppliers regarding lead times and is closely monitoring this situation. Although the Company has not yet experienced any delays in receiving raw materials or an increase in shipping costs, the Company is aware that the situation is fluid and could impact it at any time. If that occurs, the Company may experience longer lead times and increased shipping costs for some of its raw materials, which may impact future gross margins. As a result of this global supply chain instability, there continues to be uncertainty regarding the potential impact on the Company’s operations or financial results and its unable to provide an accurate estimate or projection as to what the future impact will be.

The Trump administration has communicated its intention to impose tariffs on many products imported from China, Canada and Mexico. Some of those tariffs went into effect on March 4, 2025. Since that time the Trump administration has increased some of those tariffs and postponed others. It has threatened to levy tariffs on additional countries, including those of the European Union. Many of the countries on which those tariffs have been levied have imposed their own retaliatory tariffs or threated to impose tariffs on goods they import from the U.S. The tariff situation remains fluid and is subject to modification at any time. At this time, it is difficult for the Company to determine the impact of these tariffs on its business. The Company will continue to monitor this situation closely.

While the Company obtains most of its raw materials and lab supplies from domestic sources, it has three suppliers that obtain their raw materials from China. These materials are not purchased by the Company in large quantities, and it has adequate stock on hand to cover the next six months. In addition, the Company has one direct raw material supplier in China; however, the raw materials purchased from this supplier are not in large quantities and the effect of this tariff would not materially impact the pricing of its products.

Many of the Company’s products are used in the formulation of finished products that are manufactured in China and then imported back into the United States (“U.S.”) for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S.

Due to the continued uncertainty of this, any other tariffs that may be imposed, there continues to be uncertainty regarding the future impact of any additional tariffs on the Company’s operations or financial results.

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

Accounts Receivable and Reserves

In accordance with FASB ASC Topic 326, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, (“ASC 326”), the Company presents financial assets at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous U.S. GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions and expected future conditions. The adoption of this ASU did not have a significant impact on the financial statements. Prior to the implementation of ASU No. 2016-13, the Company calculated its reserve for accounts receivable by considering many factors including historical data, experience, customer types, credit worthiness and economic trends.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At December 31, 2024 and 2023, the allowance for credit losses related to accounts receivable amounted to $14,342 and $16,672, respectively.

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

On January 1, 2025, the Centers for Medicare & Medicaid Services (“CMS”) implemented a new Medicare Part D Manufacturer Discount Program (“Discount Program”), which replaced the prior CGDP. The new Discount Program eliminates the coverage gap benefit phase, introduces pharmaceutical manufacturer discounts in the initial and catastrophic coverage phases, and lowers the cap on enrollee out-of-pocket costs. Under the new Discount Program, additional rebates are expected to be owed by pharmaceutical manufacturers due to the restructuring of the benefit periods and removal of the cap that was in place that limited the drug manufacturer’s liability. The overall financial impact of this new program will vary depending on the products being reimbursed but is expected to increase Medicare Part D rebates for drug manufacturers. On January 31, 2024, the Company was notified by CMS that it qualified as a “specified small manufacturer” and would be entitled to a multi-year phase-in period during which it would pay a lower percentage discount on drugs dispensed to beneficiaries. Based on the “specified small manufacturer” designation, it appears, that based on our current level of sales through the Medicare Part D Program, the Company would have reduced rebate liabilities in years 2025 and 2026, with rebates gradually increasing each year until they reach their full value in 2031. By the end of the phase in period in 2031, these rebate liabilities are expected to significantly exceed the liabilities we have recorded under the CGDP in previous years.

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, the Company recognizes revenue from sales of its products when those products are shipped, which is when the Company’s performance obligation is satisfied. The Company’s cosmetic products are shipped EXW from the Company’s facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of the Company’s non-pharmaceutical medical products are deemed final upon shipment, and there is no obligation on the part of the Company to repurchase or allow the return of these goods unless they are defective. Sales of the Company’s pharmaceutical products are final upon shipment unless (a) they are found to be defective; (b) the product is damaged in shipping; (c) the product cannot be sold because it is too close to its expiration date; or (d) the product has expired (but it is not more than one year after the expiration date). This return policy conforms to standard pharmaceutical industry practice. The Company estimates an allowance for outdated material returns based on previous years’ historical returns of its pharmaceutical products.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of the Company’s products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At December 31, 2024 and 2023, the Company had an allowance of $276,732 and $247,847, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed.

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

At December 31, 2023, the Company recorded advance payments from two of its customers in the amount of $15,498, which was recorded as deferred revenue on the balance sheet. The related performance obligations associated with these payments were satisfied in the first quarter of 2024. No such advanced payments existed at December 31, 2024.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitle those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated net sales by product class are as follows:

	Years ended December 31,
	2024	2023
Cosmetic ingredients	$5,438,262	$4,132,334
Pharmaceuticals	4,715,145	4,950,594
Medical lubricants	2,028,564	1,750,632
Industrial and other	---	51,594
Total Net Sales	$12,181,971	$10,885,154

The Company’s cosmetic ingredients are currently marketed worldwide by five distributors, of which the United States (“U.S.”)-based ASI purchases the largest volume. For the years ended December 31, 2024 and 2023, approximately 16% and 21%, respectively, of the Company’s sales were to (a) its foreign-based distributors (which does not include ASI), which marketed and distributed the Company’s cosmetic ingredients to customers outside the U.S, and (b) a few foreign customers for the Company’s medical lubricants, which were sold directly to those customers by the Company.

Disaggregated sales by geographic region are as follows:

Years ended December 31,
	2024	2023
United States*	$10,175,926	$8,601,205
Other countries	2,006,045	2,283,949
Net Sales	$12,181,971	$10,885,154

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 79% of ASI’s sales in 2024 were to customers in foreign countries, compared with 69% in 2023. ASI’s largest foreign market in both 2024 and 2023 was China, which accounted for approximately 43% of ASI’s sales in 2024 and 29% of sales in 2023.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and it believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of United States Treasury Bills and Certificates of Deposit. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2024 and 2023, approximately $234,000 and $311,000 respectively, exceeded the FDIC limit. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At December 31, 2024, cash held in these money market mutual funds of approximately $563,000 exceeded the SIPC limit. At December 31, 2023, cash held in these money market mutual funds was below the SIPC limit.

Dividends

On July 10, 2024, the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on July 31, 2024, to all holders of record as of July 23, 2024. Dividends totaling $1,607,855 were paid and the balance of $156 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment. On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all holders of record as of February 12, 2024. Dividends totaling $1,148,468 were paid. The balance of $112 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment. On January 27, 2025, the Company’s Board of Directors declared a cash dividend of $.0.35 per share, which was paid on February 18, 2025, to all stockholders of record as of February 10, 2025.

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

Marketable Securities

The Company’s marketable securities include investments in equity mutual funds, United States Treasury Bills (“U.S. Treasury Bills”) and Certificates of Deposit with maturities longer than 3 months. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. U.S Treasury Bills and Certificates of Deposit are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2024 and 2023, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2024 and 2023.

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

For the year ended December 31, 2024, four of the Company’s pharmaceutical wholesalers and cosmetic ingredient distributors accounted for approximately 80% of the Company’s gross sales during the year and approximately 87% of its outstanding accounts receivable on December 31, 2024. For the year ended December 31, 2023, the same four pharmaceutical wholesalers and cosmetic ingredient distributors accounted for a total of approximately 77% of the Company’s gross sales during the year and 89% of its outstanding accounts receivable on December 31, 2023.

Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times. The Company has three major raw material vendors that collectively accounted for approximately 83% and 76% of the raw material purchases by the Company in 2024 and 2023, respectively. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2024 and 2023, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2024 and 2023, the Company did not record any tax-related interest or penalties. The Company’s tax returns for 2021 and all subsequent years are subject to examination by the United States Internal Revenue Service (“IRS) and by the State of New York.

Research and Development

Research and development expenses are expenditures incurred in connection with in-house research on new and existing products. It includes payroll and payroll related expenses, outside laboratory expenditures, lab supplies, equipment repairs and maintenance and equipment depreciation.

Advertising Expenses

Advertising costs are expensed as incurred. The Company did not incur any advertising costs for the years ended December 31, 2024 or 2023.

Earnings Per Share Information

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share would include the dilutive effect of outstanding stock options, if any.

New Accounting Standards

On November 4, 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses” (“DISE”). This guidance requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Subsequently issued ASU 2025-01, clarified the effective date of this standard. This guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods, within annual reporting periods beginning after December 15, 2027.

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

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". This amendment requires additional disclosures by public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. The guidance applies to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. On January 1, 2024, we adopted the new standard and applied the guidance under the new standard to include additional disclosures for our single reportable segment. See notes A and G for additional information.

NOTE B – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2024	2023
Demand Deposits	$404,801	$340,034
Certificates of Deposit (original 3-month maturity)	---	125,000
Money market funds	1,470,854	1,031,361
U.S. Treasury Bills (original 3-month maturity)	---	6,746,727
Total cash and cash equivalents	$1,875,655	$8,243,122

NOTE C - MARKETABLE SECURITIES

Marketable securities include investments in equity mutual funds, which are reported at their fair values, and U.S. Treasury Bills and Certificates of Deposit with original maturities greater than 3 months, which are recorded at amortized cost.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the years ended December 31, 2024 and 2023 are as follows:

	Years ended December 31,
	2024	2023
Net gains recognized during the year on marketable securities	$26,989	$81,095
Less: Net losses realized during the year on marketable securities sold during the period	---	433,769
Net unrealized gains recognized during the reporting year on marketable securities still held at the reporting date	$26,989	$514,864

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

December 31, 2024

	Cost	Fair Value		Unrealized Gain
Equity Securities:
Equity and other mutual funds	$634,705	$663,682		$28,977

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	570,000	570,000		---
U.S. Treasury Bills (original maturities > 3 months)	6,288,943	6,288,943		---

Total other short-term investments	$6,858,943	$6,858,943	$	---
Total marketable securities	$7,493,648	$7,522,625		$28,977

December 31, 2023

	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$574,330	$576,318	$1,988

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	275,000	275,000	---
Total marketable securities	$849,330	$851,318	$1,988

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income on United States Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $1,815,000 for the year ended December 31, 2024 and there were no realized gains or losses. Proceeds from the sale and redemption of marketable securities for the year ended December 31, 2023, amounted to $5,505,145, which included realized losses of $433,769.

NOTE D – INVENTORIES

Inventories consist of the following:

	December 31,
	2024	2023
Raw materials	$448,113	$476,501
Work in process	58,699	92,089
Finished products	945,183	654,916
Total Inventories	$1,451,995	$1,223,506

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories on December 31, 2024 and December 31, 2023 are net of a reserve of $32,792 and $47,000, respectively.

NOTE E – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2024	2023
Federal	$981,244	$609,006
State	805	788
Total current provision for income taxes	982,049	609,794

Deferred
Federal	(124,467)	59,614
Total deferred (benefit) expense from income taxes	(124,467)	59,614

Total provision for income taxes	$857,582	$669,408

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate:

	Years ended December 31, .
	2024		2023
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate	$862,776	21.0%	$682,664	21.0%
State taxes, net of federal benefit	636	---	623	---
Research & development credits	(9,000)	(0.1)	(14,000)	(0.4)
Other, net	3,170	---	121	---
Provision for income taxes	$857,582	20.9%	$669,408	20.6%

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred tax assets
Allowance for credit losses	$3,012	$3,501
Inventories	6,886	9,870
Accounts payable	89,251	28,235
R&D expenses	206,069	159,838
Accrued expenses	306,381	285,200
Total deferred tax assets	$611,599	$486,644
Deferred tax liabilities
Accounts receivable	(302,987)	(332,537)
Prepaid expenses	(58,171)	(46,484)
Depreciation on property, plant and equipment	(68,959)	(56,275)
Unrealized gain on marketable securities	(6,085)	(418)
Total deferred tax liabilities	(436,202)	(435,714)
Net deferred tax asset	$175,397	$50,930

NOTE F - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions immediately. Company 401(k) matching contributions were approximately $84,000 and $83,000 for the years ended December 31, 2024 and 2023, respectively.

The Company also makes discretionary contributions to each employee's account based on a “pay-to-pay” safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the years ended December 31, 2024 and 2023, the Company’s Board of Directors authorized discretionary contributions in the amount of $115,000 and $109,000, respectively, to be allocated among all eligible employees. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The discretionary contribution for 2024 was paid in February 2025 and is included in accrued expenses.

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

The cosmetic ingredients are marketed through a global network of distributors. These distributors purchase products outright from the Company and provide the main marketing and sales functions for these products on behalf of the Company. They in turn receive their compensation for those efforts by re-selling those products at a markup to their customers. This enables the Company to aggressively have its products marketed without the high cost of maintaining its own in-house marketing and sales staff. In 2024 we hired a marketing director to work alongside our distributors and provide marketing materials, training and aid in customer visits. We believe this strategy will allow us to better serve our mutual customers and build stronger relationships with our distributors. The Company currently has one written distribution agreements with the companies that market its cosmetic ingredients. The marketing contract with ASI terminated on December 31, 2023, and the Company is currently in negotiations with ASI to establish a new marketing agreement. The Company is hopeful that it will have a new marketing agreement in place with ASI by mid-2025. The Company’s relationship with ASI continues to be strong, and during this period of renegotiation the Company continues to fill ASI’s orders on a timely basis. All sales of the Company’s cosmetic ingredients are final other than product later determined to be defective, and the Company does not make any sales on consignment.

No prior regulatory approval is needed by the Company to sell any products other than its pharmaceutical products. The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

The pharmaceutical products include a urological product and a topical biocide that are sold to end users primarily through distribution agreements with major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. The Company’s marketing effort for Renacidin, its most important drug product, currently includes a Renacidin website which provides product information to patients and healthcare providers as well as a focus group study that was conducted in 2024. There is currently no active marketing effort for Clorpactin. Both of these products were originally developed in the 1950s. Clorpactin pre-dated the need for a formal New Drug Application (“NDA”), and the current sterile liquid form of Renacidin is marketed under an NDA that was approved by the FDA in 1990.

The medical lubricants are not pharmaceutical products. They consist primarily of water-based lubricating gels, which are marketed by the Company directly to manufacturers that incorporate them into urologic catheters and other medical devices and products that they sell. These products are distinguished from pharmaceutical products in that, unlike the pharmaceutical products, the Company is not required to obtain regulatory approval prior to marketing them. Regulatory approvals are the responsibility of the companies that market the finished products in which the Company’s products are used, which are typically classified as medical devices. However, the Company is responsible for manufacturing these products in accordance with current Good Manufacturing Practices, and its manufacturing facility is subject to regular FDA oversight.

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

(a)	Net Sales

	Years ended December 31,
	2024	2023
Cosmetic Ingredients	$5,817,172	$4,283,071
Pharmaceuticals	5,602,259	5,894,220
Medical Lubricants	2,028,564	1,750,632
Industrial and other	---	51,594
Gross Sales	13,447,995	11,979,517
Less: Discounts and allowances	(1,266,024)	(1,094,363)
Net Sales	$12,181,971	$10,885,154

(b)	Geographic Information

	Years ended December 31, .
	2024	2023
United States	$10,175,926	$8,601,205
Other countries	2,006,045	2,283,949
Net Sales	$12,181,971	$10,885,154

(c)	Gross Sales to Major Customers

	Years ended December 31,
	2024	2023
Customer A	$5,387,048	$3,464,861
Customer B	2,239,705	2,502,846
Customer C	1,831,551	1,726,753
Customer D	1,331,544	1,490,158
All other customers	2,658,147	2,794,899
Total Gross Sales	$13,447,995	$11,979,517

NOTE H - ACCRUED EXPENSES

Accrued expenses on December 31, 2024 and 2023 consist of:

	2024	2023
Bonuses	$290,000	$187,002
Distribution fees	441,397	407,133
Payroll and related expenses	73,915	96,157
Company 401(k) contribution	115,000	109,000
Annual report expenses	83,238	81,725
Audit fee	73,364	71,000
Reserve for outdated material returns	276,732	247,847
Sales rebates	90,904	132,250
Other	23,383	30,930
Total accrued expenses	$1,467,933	$1,363,044

NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2024, the Company had a number of unconverted Guardian Chemical shares that would convert to approximately 447 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. The Company’s transfer agent continues to try to locate the holders of those shares in anticipation of escheating them to the appropriate state jurisdictions. The Company is currently accruing dividends on the 447 shares that have not yet been exchanged or designated for escheatment as of December 31, 2024, and the Company will continue to do so as dividends are declared.

NOTE J - RELATED PARTY TRANSACTIONS

During the years ended December 31, 2024 and 2023, the Company made payments of $20,000 and $100,000 respectively, to Ken Globus, the Company’s former President, for consulting services subsequent to his departure from the Company. The Company’s consulting agreement with Ken Globus expired on May 31, 2024. Ken Globus is a director of the Company and currently serves as Chairman of the Board of Directors.

During the years ended December 31, 2024 and 2023, the Company paid PKF O’Connor Davies $23,250 and $20,000, respectively, for accounting and tax services. Lawrence Maietta, a partner at PKF O’Connor Davies, is a director of the Company.

NOTE K – SUBSEQUENT EVENTS

On January 27, 2025, the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on February 18, 2025 to all stockholders of record as of February 10, 2025.