Form 10-Q
period 2025-03-31
UNITED GUARDIAN INC
filed 2025-05-13
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2025, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC. STATEMENTS OF INCOME (UNAUDITED)
	THREE MONTHS ENDED MARCH 31,
	2025	2024

Net sales	$2,481,127	$3,254,944

Costs and expenses:
Cost of sales	1,123,076	1,556,490
Operating expenses	632,735	568,865
Research and development	114,394	102,982
Total costs and expenses	1,870,205	2,228,337
Income from operations	610,922	1,026,607

Other income:
Investment income	84,687	98,073
Net gain on marketable securities	12,350	41,496
Total other income	97,037	139,569
Income before provision for income taxes	707,959	1,166,176

Provision for income taxes	147,064	240,734

Net income	$560,895	$925,442

Earnings per common share (basic and diluted)	$0.12	$0.20

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2025	2024
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,269,212	$1,875,655
Marketable securities	6,851,997	7,522,625
Accounts receivable, net of allowance for credit losses of $18,114 at March 31, 2025 and $14,342 at December 31, 2024	1,552,079	1,428,455
Inventories (net)	1,503,061	1,451,995
Prepaid expenses and other current assets	244,723	207,804
Prepaid income taxes	270,344	179,017
Total current assets	11,691,416	12,665,551

Deferred income taxes, net	137,006	175,397

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,746,255	4,743,238
Building and improvements	3,336,943	3,336,352
Total property, plant and equipment	8,152,198	8,148,590
Less: accumulated depreciation	7,217,233	7,192,203
Total property, plant and equipment (net)	934,965	956,387

TOTAL ASSETS	$12,763,387	$13,797,335

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2025	2024
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$378,250	$425,003
Accrued expenses	1,527,736	1,467,933
Dividends payable	21,652	21,533
Total current liabilities	1,927,638	1,914,469

Total liabilities	1,927,638	1,914,469

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2025 and December 31, 2024	459,432	459,432
Retained earnings	10,376,317	11,423,434
Total stockholders’ equity	10,835,749	11,882,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,763,387	$13,797,335

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2025

	Common stock
	Shares	Amount	Retained Earnings	Total
Balance, January 1, 2025	4,594,319	$459,432	$11,423,434	$11,882,866

Net income	-	-	560,895	560,895

Dividends declared and paid ($0.35 per share)	-	-	(1,607,893)	(1,607,893)

Dividends declared, not paid ($0.35 per share)	-	-	(119)	(119)
Balance, March 31, 2025	4,594,319	$459,432	$10,376,317	$10,835,749

THREE MONTHS ENDED MARCH 31, 2024

	Common stock
	Shares	Amount	Retained Earnings	Total
Balance, January 1, 2024	4,594,319	$459,432	$10,929,150	$11,388,582
Net income	-	-	925,442	925,442

Dividends declared and paid ($0.25 per share)	-	-	(1,148,468)	(1,148,468)

Dividends declared, not paid ($0.25 per share)	-	-	(112)	(112)
Balance, March 31, 2024	4,594,319	$459,432	$10,706,012	$11,165,444

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2025	2024
Cash flows from operating activities:
Net income	$560,895	$925,442
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,030	23,711
Net gain on marketable securities	(12,350)	(41,496)
Allowance for credit losses	3,772	7,649
Change in allowance for obsolete inventory	(2,786)	(17,000)
Deferred income taxes	38,391	70,569
(Increase) decrease in operating assets:
Accounts receivable	(127,396)	(573,941)
Inventories	(48,280)	(38,185)
Prepaid expenses and other current assets	(36,919)	(15,876)
Prepaid income taxes	(91,327)	(24,731)
(Decrease) increase in operating liabilities:
Accounts payable	(46,753)	284,201
Accrued expenses and other current liabilities	59,803	59,275
Deferred revenue	-	(15,498)
Net cash provided by operating activities	322,080	644,120

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(3,608)	(21,956)
Proceeds from sale of marketable securities	6,148,493	150,000
Purchase of marketable securities	(5,465,515)	(793,522)
Net cash provided by (used in) investing activities	679,370	(665,478)

Cash flows from financing activities:
Dividends paid	(1,607,893)	(1,148,468)
Net cash used in financing activities	(1,607,893)	(1,148,468)

Net decrease in cash and cash equivalents	(606,443)	(1,169,826)
Cash and cash equivalents at beginning of period	1,875,655	8,243,122
Cash and cash equivalents at end of period	$1,269,212	$7,073,296
Supplemental disclosure of cash flow information:
Taxes paid	$200,000	$250,000
Supplemental disclosure of non-cash items:
Dividends payable	$119	$112

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business

United-Guardian, Inc. (“Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic ingredients, pharmaceutical products, medical lubricants and sexual wellness ingredients. In October 2023, the Company entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of its new Natrajel® line of sexual wellness ingredients in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2024, the Company anticipates that it will begin manufacturing and reporting sales of this new line of products in 2025.

The Company conducts various Research and Development (“R&D”) activities. Our R&D department primarily develops new and unique specialty cosmetic and sexual wellness ingredients. We also develop new medical lubricants for our medical customers. The Company develops new products using natural and environmentally friendly raw materials, which is a priority for many of our cosmetic customers. Our R&D department also modifies, refines, and expands the uses for existing products, with the goal of further developing the markets that our products are used in. All the products that we market, except for Renacidin®, are produced at our facility in Hauppauge, New York. Renacidin, a urological irrigation solution, is manufactured for us by an outside contract manufacturer.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three months ended March 31, 2025 (also referred to as the “first quarter of 2025”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2025. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2024.

3.	Segment Information

The Company operates its business under one operating segment, which is also its reportable segment. The Company's chief operating decision maker (“CODM”), who is the President, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM, along with our Board of Directors, use such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits or allocate to other parts of the organization, such as working capital needs, mandatory and discretionary capital expenditures or other growth opportunities that may arise that are in our best interest and the best interest of our stockholders.

Net income, other financial metrics and sales forecasts are used to monitor budget versus actual results. The reported segment revenue, segment profit or loss and significant segment expenses are the same as the consolidated results disclosed on the consolidated statements of income.

4.	Impact of Global Supply Chain Instability, Inflation and Tariffs

We are actively monitoring trade policy and tariff announcements including the recent executive orders issued by the executive branch of the United States (“U.S.”) federal government regarding tariffs on imports from various countries, with a focus on China as those tariffs have the greatest potential to significantly impact our business. In addition, we are monitoring the potential impact of actions taken by these countries in response to the announced tariffs. A significant amount of our cosmetic ingredient and medical lubricant sales are reliant on shipments to China. If significant tariffs or other restrictions are placed on Chinese imports, or any countermeasures are taken by China, our business, financial condition or results of operations could be materially and adversely affected. Such tariffs may make our products less cost competitive and reduce gross margins, especially in China, where we face significant competition from Asian companies that manufacture and sell products that are competitive with our products. Furthermore, we may not be able to increase our prices for our products sufficiently enough to offset these tariffs, and if we raise prices in response to these tariffs, demand for our products in certain regions may be reduced.

Many of our products are used in the formulation of finished products that are manufactured in China and then imported back into the U.S. for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S.

We source products through numerous suppliers, many of whom have established long-term relationships with us. While we obtain most of our raw materials and lab supplies from domestic sources, we have three suppliers that obtain their raw materials from China. These materials are not purchased by us in large quantities, and we have adequate stock on hand to cover the next six months. In addition, we have one direct raw material supplier in China; however, the raw materials we purchase from this supplier are not in large quantities and the effect of this tariff would not materially impact the pricing of our products.

At this time, the overall impact on our business related to these or any other tariffs that may be imposed, remains uncertain and depends on multiple factors, including the duration and expansion of current tariffs, future changes to tariff rates, scope or enforcement, retaliatory measures by impacted trade partners, inflationary effects, and the effectiveness of our responses in managing these challenges.

5.	Use of Estimates

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of United States Treasury Bills and Certificates of Deposit. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2025 approximately $962,000 exceeded the FDIC limit, compared with $234,000 at December 31, 2024. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At March 31, 2025, cash held in these money market mutual funds was below the SIPC limit. At December 31, 2024, cash held in these money market mutual funds of approximately $563,000 exceeded the SIPC limit.

The following table summarizes our cash and cash equivalents:

	March 31, 2025	December 31, 2024
Demand Deposits	$1,186,056	$404,801
Money Market Funds	83,156	1,470,854
Total cash and cash equivalents	$1,269,212	$1,875,655

7.	Accounts Receivable and Reserves

In accordance with FASB ASC Topic 326, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, (“ASC 326”), the Company presents financial assets at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous U.S. GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions and expected future conditions. The adoption of this ASU did not have a significant impact on the financial statements. Prior to the implementation of ASU No. 2016-13, the Company calculated a reserve for accounts receivable by considering many factors including historical data, experience, customer types, credit worthiness and economic trends.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At March 31, 2025 and December 31, 2024 the allowance for credit losses related to accounts receivable amounted to $18,114 and $14,342, respectively.

8.	Revenue Recognition

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

During 2025 and 2024, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Coverage Gap Discount Program (“CGDP”). These programs require us to sell our products at a discounted price, typically in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

On January 31, 2024, we were notified by CMS that we qualified as a “specified small manufacturer” and would be entitled to a multi-year phase-in period during which we would pay a lower percentage discount on drugs dispensed to beneficiaries. Based on our “specified small manufacturer” designation, it appears, based on our current level of sales through the Medicare Part D Program, we would have reduced rebate liabilities in years 2025 and 2026, with rebates gradually increasing each year thereafter, until they reach their full phase-in by 2031. By the end of the phase in period in 2031, these rebate liabilities are expected to significantly exceed the liabilities we have recorded under the CGDP in previous years.

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

The Company has distribution agreements with certain distributors of our pharmaceutical products that entitle those distributors to distribution and service-related fees. We record distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2025	2024
Cosmetic ingredients	$698,998	$1,876,482
Pharmaceuticals	1,168,458	950,323
Medical lubricants	613,671	428,139
Net Sales	$2,481,127	$3,254,944

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 29% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2025, compared with approximately 13% in the first quarter of 2024.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2025	2024
United States*	$1,757,267	$2,818,937
Other countries	723,860	436,007
Net Sales	$2,481,127	$3,254,944

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that in the first quarter of 2025, approximately 69% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 37% of ASI’s sales of the Company’s products. In the first quarter of 2024, approximately 82% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 43% of ASI’s sales of the Company’s products.

9.	Accounting for Financial Instruments – Credit Losses

The Company recognizes an allowance for our trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL).

The Company performs ongoing credit evaluations of its customers and adjust credit limits, as determined by a review of current credit information. We continuously monitor collection and payments from customers and maintain an allowance for credit losses based upon historical experience, anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While our credit losses have historically been low and within expectations, we may not experience the same credit loss rates that have historically been attained in the future. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows. When determining the reserve for credit losses, we take into consideration current and future economic conditions and the impact that these changing dynamics may have on potential future losses.

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

10.	Marketable Securities

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

The disaggregated net gains and losses on the marketable securities recognized in the statements of income for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31,
	2025	2024
Net gains recognized during the period on marketable securities	$12,350	$41,496
Less: Net losses realized on marketable securities sold during the period	1,507	-
Net unrealized gains recognized during the reporting period on marketable securities still held at the reporting date	$13,857	$41,496

The fair values of our marketable securities are determined in accordance with US GAAP, with fair value being defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, we utilize the three-tier value hierarchy, as prescribed by US GAAP, which prioritizes the inputs used in measuring fair value as follows:

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2025 (unaudited)

	Cost	Fair Value	Unrealized Gain
Equity securities:
Equity and other mutual funds	$639,217	$682,051	$42,834

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	370,000	370,000	-

U.S. Treasury Bills (original maturities > 3 months)	5,799,946	5,799,946	-

Total other short-term investments	6,169,946	6,169,946	-

Total marketable securities	$6,809,163	$6,851,997	$42,834

December 31, 2024 (audited)

	Cost	Fair Value	Unrealized Gain
Equity securities:
Equity and other mutual funds	$634,705	$663,682	$28,977

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	570,000	570,000	-

U.S. Treasury Bills (original maturities > 3 months)	6,288,943	6,288,943	-

Total other short-term investments	6,858,943	6,858,943	-

Total marketable securities	$7,493,648	$7,522,625	$28,977

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income on United States Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the redemption of marketable securities were $6,148,493 in the first quarter of 2025 and included realized losses of $1,507. Proceeds from the redemption of marketable securities were $150,000 in the first quarter of 2024, and no realized losses or gains were recorded.

11.	Inventories

	March 31,	December 31,
	2025	2024
Inventories consist of the following:	(Unaudited)	(Audited)
Raw materials	$492,627	$448,113
Work in process	18,915	58,699
Finished products	991,519	945,183
Total inventories	$1,503,061	$1,451,995

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2025 and December 31, 2024 are stated net of a reserve of $30,006 and $32,792, respectively, for slow-moving and obsolete inventory.

12.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. We continue to fully recognize our tax benefits, and as of March 31, 2025 and December 31, 2024, we did not have any unrecognized tax benefits. Our provision for income taxes for the three months ended March 31, 2025 and 2024 comprises the following:

	Three months ended March 31
	2025	2024
Provision for federal income taxes – current	$107,860	$169,940
Provision for state income taxes – current	813	225
Provision for (benefit from) federal income taxes – deferred	38,391	70,569
Total provision for income taxes	$147,064	$240,734

13.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company also makes discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $28,750 in contributions to the DC Plan for the three months ended March 31, 2025 and $27,250 for the three months ended March 31, 2024. In the first quarter of 2025 and 2024, the Company made discretionary contributions of $115,000 and $109,000, respectively, to the DC Plan. These payments represented the Company’s 2024 and 2023 accrued discretionary contributions, respectively.

14.	Other Information

Accrued expenses:

	March 31, 2025	December 31, 2024
	(unaudited)	(audited)
Bonuses	$365,129	$290,000
Distribution fees	435,088	441,397
Payroll and related expenses	127,230	73,915
Reserve for outdated material	277,164	276,732
Insurance	118,667	-
Audit fees	30,250	73,364
Annual report expenses	48,182	83,238
Company 401K contribution	28,750	115,000
Sales rebates	68,427	90,904
Other	28,849	23,383
Total accrued expenses	$1,527,736	$1,467,933

15.	Recent Accounting Pronouncements

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes- Improvements to Income Tax Disclosures”. This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 31, 2024. On January 1, 2025, the Company implemented this standard and will apply the guidance under the new standard to include additional disclosures in its annual Form 10-K for the year ended December 31, 2025.

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures". This amendment requires additional disclosures by public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. The guidance applies to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. On January 1, 2024, we adopted the new standard and applied the guidance under the new standard to include additional disclosures for our single reportable segment. See note 3 for additional information.

16.	Concentration of Credit Risk

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

For the three months ended March 31, 2025, three of the Company’s pharmaceutical distributors and one of its cosmetic ingredient distributors collectively accounted for 67% of the Company’s gross sales and 67% of its outstanding accounts receivable. During the three months ended March 31, 2024, the same three pharmaceutical distributors and cosmetic ingredient distributor were together responsible for a total of approximately 83% of the Company’s gross sales. They also accounted for 90% of the Company’s outstanding accounts receivable at March 31, 2024.

17.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. During the first quarter of 2025, the Company had three major raw material vendors that collectively accounted for approximately 78% of the raw material purchases by the Company. During the first quarter of 2024, the Company had four major raw material vendors that collectively accounted for approximately 89% of the raw material purchases by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

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

Basic and diluted earnings per share amounted to $0.12 and $0.20 for the three months ended March 31, 2025 and 2024, respectively.

19.	Related Party Transactions

The Company’s consulting agreement with Ken Globus, its former President, expired on May 31, 2024 and there were no consulting related payments to Mr. Globus during the first quarter of 2025. For the quarter ended March 31, 2024, the Company made payments of $10,000 to Ken Globus for consulting services subsequent to his departure from the Company. Ken Globus is a director of the Company and currently serves as Chairman of the Board of Directors.

For the quarters ended March 31, 2025 and 2024, the Company paid PKF O’Connor Davies $4,000 and $5,250 respectively, for accounting and tax services. Lawrence Maietta, a partner at PKF O’Connor Davies, is a director of the Company.

20.	Dividends

On January 27, 2025, the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on February 18, 2025, to all holders of record as of February 10, 2025. During the first quarter of 2025, the Company declared a total of $1,608,012 in dividends, of which $1,607,893 was paid. The balance of $119 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

On January 30, 2024, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 20, 2024, to all holders of record as of February 12, 2024. During the first quarter of 2024, the Company declared a total of $1,148,580 in dividends, of which $1,148,468 was paid. The balance of $112 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

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

As part of our strategic focus, in October 2023, we took a significant step toward expanding our presence in the sexual wellness market by partnering with Brenntag Specialties, a global leader in chemicals and ingredients distribution. Under this agreement, Brenntag will market and distribute our new Natrajel line of sexual wellness ingredients across North and South America. While we reported no sales of this product in 2024, we anticipate beginning manufacturing and revenue generation in 2025.

We have also expanded our relationship with Azelis Group NV (“Azelis”), our distributor in the United Kingdom (“UK”) and Ireland. We added a new territory, South Korea, for personal care in February of 2025 and expanded the UK and Ireland territories to include the medical market. We have been strategically making changes to expand our presence for our medical lubricants, and this is the first step in that process.

With a refined product portfolio and strategic partnerships, we are well-positioned for future growth, leveraging our expertise in specialty ingredients to capitalize on emerging market opportunities.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the discussion and analysis of our financial condition and results of operations are based on its financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required us to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues, and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2024, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis covers material changes in our financial condition since the year ended December 31, 2024, and a comparison of the results of operations for the three months ended March 31, 2025 and March 31, 2024. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, we recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2025 decreased by $773,817 (approximately 24%) as compared with the first quarter of 2024. The decrease in sales for the first quarter of 2025 was primarily attributable to a decrease in sales of our Lubrajel® line of cosmetic ingredients, which was partially offset by an increase in sales of our pharmaceutical and medical products. The changes in our sales by product line are as follows:

(a)

Cosmetic Ingredients: Sales of our cosmetic ingredients decreased by $1,177,484 (approximately 63%) in the first quarter of 2025 compared with the same period in 2024. The decrease was primarily attributable to a decrease in purchases of cosmetic ingredients by ASI, whose purchases decreased by $1,301,343 (approximately 74%) compared with the same period in 2024. This decrease was offset by an increase in sales to our four other distributors of $120,728 (approximately 101%), and an increase in sales to two direct cosmetic ingredient customers located in the United States of $3,132 (approximately 129%).

Based on information received from ASI, the decrease in sales to ASI was due to (a) an excess of inventory being held in China that had to be worked off, and (b) the timing of product orders. ASI has confirmed that currently there has been no significant loss of business or customers.

The Company continues to experience global competition, particularly from Asian companies that manufacture and sell products that are competitive with the Company’s products. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products. The Company expects the Asian market to remain very competitive based on the continuing competition from lower-cost competitors, and for that reason we are concentrating our R&D efforts on developing new and unique products that other companies do not offer.

Refer to Item 1A. “Risk Factors” for more information regarding the impact of potential tariffs on sales of our cosmetic ingredients.

(b)

Pharmaceutical Products: Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin® WCS-90, discussion of pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates, and allowances). Net sales of our two pharmaceutical products, Renacidin and Clorpactin WCS-90, together increased from $950,323 in the first quarter of 2024 to $1,168,458 in the first quarter of 2025, (approximately 23%). Gross sales of both products increased from $1,086,669 in the first quarter of 2024 to $1,367,979 in the first quarter of 2025 (approximately 26%).

The increase in sales was primarily due to a continued increase in gross sales of Renacidin, which increased from $891,789 in the first quarter of 2024 to $1,232,396 (approximately 38%) in the first quarter of 2025. This increase was primarily due to the fact that in the first quarter of 2024 the Company was not able to fill full orders of Renacidin due to the temporary shutdown of production at our contract manufacturer’s facility, which began in the fourth quarter of 2023. As a result of this shutdown, we were forced to allocate our existing stock of Renacidin in order to maintain sufficient supply levels to fill customer orders. Sales of Renacidin remained on allocation until late March of 2024, when we received product in sufficient quantities to fill customers’ orders in full. The increase in gross sales of Renacidin was offset by a decrease in sales of Clorpactin, which decreased from $194,880 to $135,583 a decrease of approximately 30%.

The difference in the net sales increase compared with the gross sales increase for these products was due to a combination of 1) a net increase in gross sales of those products, combined with 2) an increase in pharmaceutical sales allowances of $63,176 (approximately 46%), compared with the same period in 2024. The increase in sales allowances was primarily due to an increase in sales discounts and VA chargebacks.

(c)

Medical Lubricants: Sales of the Company’s medical lubricants increased by $185,532 (approximately 43%) for the first quarter of 2025 when compared with the same period in 2024. The increase was due to an increase in orders from two of our medical customers, one located in India and the other in China.

Refer to Item 1A. “Risk Factors” for more information regarding the impact of potential tariffs on sales our medical lubricants.

Cost of Sales

Cost of sales as a percentage of net sales for the first quarter of 2025 decreased to 45%, compared with 48% for the first quarter of 2024. The decrease was due primarily to the fact that in the first quarter of 2024 the cost of sales associated with the products sold carried a higher per-unit overhead rate than the products sold in the first quarter of 2025.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, increased by $63,870 (approximately 11%) for the first quarter of 2025 compared with the first quarter of 2024. The increase was mainly due to increases in sales & marketing expenses and payroll and payroll related expenses.

Research and Development Expenses

R&D expenses increased by $11,412 (approximately 11%) for the first quarter of 2025 compared with the first quarter of 2024. The increase was primarily due to an increase in payroll and payroll-related expenses.

Investment Income

Investment income decreased by $13,386 (approximately 14%) for the first quarter of 2025 compared with the first quarter of 2024. The decrease was primarily due to a decrease in interest income from United States Treasury Bills during the first quarter of 2025 compared with the same period in 2024. This was the result of a combination of lower interest rates in the first quarter of 2025 compared with the same period in 2024, and a decrease in the holdings of U.S. Treasury Bills in the first quarter of 2025 due to increased cash requirements.

Net Gain on Marketable Securities

The net gain on marketable securities decreased from $41,496 for the quarter ended March 31, 2024, to $12,350 for the quarter ended March 31, 2025. The decrease was primarily due to a change in the market value of our equity mutual funds of $13,857. Our management team and Board of Directors are continuing to closely monitor our investment portfolio and have made and will continue to make any changes they believe may be necessary or appropriate to minimize the future impact on our financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2025 and 2024 and is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $987,304 to $9,763,778 at March 31, 2025, down from $10,751,082 at December 31, 2024. The current ratio decreased to 6.1 to 1 at March 31, 2025, down from 6.6 to 1 at December 31, 2024. The decreases in working capital and the current ratio were primarily due to a decrease in cash, cash equivalents and marketable securities.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company’s long-term liquidity position will be dependent on its ability to generate sufficient cash flow from profitable operations.

The Company is in the final stages of upgrading its building sprinkler system and has incurred costs of $184,298 to date and expects to incur additional costs of $10,814 during the second quarter of 2025. The project is expected to be completed during the second quarter of 2025.

The Company has no off balance-sheet transactions that have, or are reasonably likely to have, a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

The Company generated cash from operations of $322,080 and $644,120 for the three months ended March 31, 2025 and 2024, respectively. The decrease was due primarily to a decrease in net income.

         Cash provided by investing activities for the three months ended March 31, 2025 was $679,370. Cash used in investing activities for the three months ended March 31, 2024 was $665,478. The increase was primarily due to an increase in net proceeds from the sale of marketable securities in the first quarter of 2025 compared with the first quarter of 2024. The dividend payment we made in the first quarter of 2025 required the liquidation of some of our CD’s and U.S. Treasury Bills.

Net cash used in financing activities was $1,607 893 and $1,148,468 for the quarters ended March 31, 2025 and 2024, respectively. The increase in cash used in financing activities was due to the payment of higher dividends in the first quarter of 2025 compared to the same period in 2024. We declared dividends of $0.35 per share in the first quarter of 2025, compared to $0.25 per share in the first quarter of 2024.

We expect to continue to use our cash to make dividend payments, purchase marketable securities, and take advantage of growth opportunities that may arise that are in the best interest of the Company and its shareholders.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

Impact of Global Supply Chain Instability, Inflation and Tariffs: We are actively monitoring trade policy and tariff announcements including the recent executive orders issued by executive branch of the U.S. federal government regarding tariffs on imports from various countries, with a focus on China as those tariffs have the greatest potential to significantly impact our business. In addition, we are monitoring the potential impact of actions taken by these countries in response to the announced tariffs. A significant amount of our cosmetic ingredient and medical lubricant sales are reliant on shipments to China. If significant tariffs or other restrictions are placed on Chinese imports or any countermeasures are taken by China, our business, financial condition or results of operations could be materially and adversely affected. Such tariffs may make our products less cost competitive and reduce gross margins, especially in China, where we face significant competition from Asian companies that manufacture and sell products that are competitive with our products. Furthermore, we may not be able to increase our prices for our products sufficiently enough to offset these tariffs and if we raise prices in response to these tariffs, demand for our products in certain regions may be reduced.

Many of our products are used in the formulation of finished products that are manufactured in China and then imported back into the U.S. for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S. and possibly have a negative effect on the purchases of our products.

We source products through numerous suppliers, many of whom have established long-term relationships with us. While we obtain most of our raw materials and lab supplies from domestic sources, we have three suppliers that obtain their raw materials from China. These materials are not purchased by us in large quantities, and we have adequate stock on hand to cover the next six months. In addition, we have one direct raw material supplier in China; however, the raw materials we purchase from this supplier are not in large quantities and the effect of this tariff would not materially impact the pricing of our products.

At this time, the overall impact on our business related to these or any other tariffs that may be imposed, remains uncertain and depends on multiple factors, including the duration and expansion of current tariffs, future changes to tariff rates, scope or enforcement, retaliatory measures by impacted trade partners, inflationary effects, and the effectiveness of our responses in managing these challenges.

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

Date: May 7, 2025