Form 10-Q
period 2025-06-30
UNITED GUARDIAN INC
filed 2025-08-08
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 1, 2025, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1.	Condensed Financial Statements

STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024

Net sales	$2,838,225	$3,390,205	$5,319,352	$6,645,149

Costs and expenses:
Cost of sales	1,340,854	1,561,090	2,463,930	3,117,580
Operating expenses	694,050	602,777	1,326,785	1,171,642
Research and development expense	107,868	111,660	222,262	214,642
Total costs and expenses	2,142,772	2,275,527	4,012,977	4,503,864
Income from operations	695,453	1,114,678	1,306,375	2,141,285

Other income (expense):
Investment income	70,573	100,007	155,260	198,080
Net gain (loss) on marketable securities	24,576	(9,501)	36,926	31,995
Total other income	95,149	90,506	192,186	230,075
Income before provision for income taxes	790,602	1,205,184	1,498,561	2,371,360

Provision for income taxes	163,776	248,959	310,840	489,693
Net income	$626,826	$956,225	$1,187,721	$1,881,667

Earnings per common share (basic and diluted)	$0.14	$0.21	$0.26	$0.41

Weighted average shares (basic and diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2025	2024
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$1,768,481	$1,875,655
Marketable securities	6,652,644	7,522,625
Accounts receivable, net of allowance for credit losses of $21,628 at June 30, 2025 and $14,342 at December 31, 2024	1,907,494	1,428,455
Inventories, net	1,531,817	1,451,995
Prepaid expenses and other current assets	233,832	207,804
Prepaid income taxes	372,660	179,017
Total current assets	12,466,928	12,665,551

Deferred income taxes, net	-	175,397
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,764,135	4,743,238
Building and improvements	3,336,676	3,336,352
Total property, plant, and equipment	8,169,811	8,148,590
Less: Accumulated depreciation	7,242,387	7,192,203
Total property, plant, and equipment, net	927,424	956,387
TOTAL ASSETS	$13,394,352	$13,797,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2025	2024
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$415,608	$425,003
Accrued expenses and other current liabilities	1,297,869	1,467,933
Deferred revenue	128,632	-
Dividends payable	11,362	21,533
Total current liabilities	1,853,471	1,914,469

Deferred income taxes, net	78,306	-

Total liabilities	$1,931,777	$1,914,469
Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2025 and December 31, 2024	459,432	459,432
Retained earnings	11,003,143	11,423,434
Total stockholders’ equity	11,462,575	11,882,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,394,352	$13,797,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2025	4,594,319	$459,432	$11,423,434	$11,882,866
Net income	-	-	560,895	560,895
Dividends declared and paid ($0.35 per share)	-	-	(1,607,893)	(1,607,893)
Dividends declared but not paid ($0.35 per share)	-	-	(119)	(119)
Balance, March 31, 2025	4,594,319	$459,432	$10,376,317	$10,835,749
Net income	-	-	626,826	626,826
Balance, June 30, 2025	4,594,319	$459,432	$11,003,143	$11,462,575

THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2024	4,594,319	$459,432	$10,929,150	$11,388,582
Net income	-	-	925,442	925,442
Dividends declared and paid ($0.25 per share)	-	-	(1,148,468)	(1,148,468)
Dividends declared but not paid ($0.25 per share)	-	-	(112)	(112)
Balance, March 31, 2024	4,594,319	$459,432	$10,706,012	$11,165,444
Net income	-	-	956,225	956,225
Balance, June 30, 2024	4,594,319	$459,432	$11,662,237	$12,121,669

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	June 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,187,721	$1,881,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,184	47,831
Net gain on marketable securities	(36,926)	(31,995)
Allowance for credit losses	7,286	3,569
Change in allowance for obsolete inventory	(2,786)	(22,000)
Deferred income taxes	253,703	17,428
(Increase) decrease in operating assets:
Accounts receivable	(486,325)	(113,687)
Inventories	(77,036)	73,419
Prepaid expenses and other current assets	(26,028)	(29,042)
Prepaid income taxes	(193,643)	(37,581)
(Decrease) increase in operating liabilities:
Accounts payable	(9,395)	202,430
Accrued expenses	(170,064)	(8,291)
Deferred revenue	128,632	(15,498)

Net cash provided by operating activities	625,323	1,968,250

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(21,221)	(87,304)
Proceeds from sale of marketable securities	7,301,264	775,000
Purchase of marketable securities	(6,394,357)	(1,345,229)
Net cash provided by (used in) investing activities	885,686	(657,533)

Cash flows from financing activities:
Dividends paid	(1,618,183)	(1,148,468)
Net cash used in financing activities	(1,618,183)	(1,148,468)

Net (decrease) increase in cash and cash equivalents	(107,174)	162,249
Cash and cash equivalents at beginning of period	1,875,655	8,243,122
Cash and cash equivalents at end of period	$1,768,481	$8,405,371
Supplemental disclosure of cash flow information
Taxes paid	$250,780	$575,795
Supplemental disclosure of non-cash items:
Dividends payable	$119	$112

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Business

United-Guardian, Inc. (“Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic ingredients, notably a line of Lubrajel® hydrogels, pharmaceutical products, medical lubricants and sexual wellness ingredients. In October 2023, the Company entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of the Company’s new Natrajel® line of sexual wellness ingredients in the United States, Canada, Mexico, Central America and South America. Although there were no sales of these products during 2024, the Company anticipates that it will begin manufacturing and reporting sales of this new line of products in the second half of 2025.

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

Interim condensed financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2025 (also referred to as the "second quarter of 2025" and the "first half of 2025", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2025. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

4.	Impact of Global Supply Chain Instability, Inflation and Tariffs

The Company is actively monitoring trade policy and tariff announcements including executive orders issued by the executive branch of the United States (“U.S.”) federal government regarding tariffs on imports from various countries, with a focus on China, as those tariffs have the greatest potential to significantly impact our business. In addition, we are monitoring the potential impact of actions taken by these countries in response to the announced tariffs. On July 31, 2025, an executive order was signed imposing additional tariffs on a wide range of trading partners. While recent reports indicate that these tariffs are set to take effect on August 7, 2025 with the exception of Canada which will take place on August 1, 2025, some countries still have additional time to reach an agreement before their extension expires. It is unclear at this time if retaliatory tariffs will be imposed and what impact they will have on our business. We will continue to monitor the situation closely.

A significant amount of our cosmetic ingredient and medical lubricant sales are reliant on shipments to China. If significant tariffs or other restrictions are placed on Chinese imports, or any countermeasures are taken by China, our business, financial condition or results of operations could be materially and adversely affected. Such tariffs may make our products less cost competitive and reduce gross margins, especially in China, where we face significant competition from Asian companies that manufacture and sell products that are competitive with our products. Furthermore, we may not be able to increase our prices for our products enough to offset these tariffs, and if we raise prices in response to these tariffs, demand for our products in certain regions may be reduced. The impact of the softened demand in China due to these tariffs was reflected in the sales of our cosmetic products during the first half of 2025.

Many of our products are used in the formulation of finished products that are manufactured in China and then imported back into the U.S. for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S. There is also a possibility that customers will consider moving their manufacturing from China as a strategic decision to limit the impact from tariffs. We have strong global relationships with our distributors and will continue to work together to understand how tariffs are impacting their business and the business of our joint customers.

We source products through numerous suppliers, many of whom have established long-term relationships with us. While we obtain most of our raw materials and lab supplies from domestic sources, we have three suppliers that obtain their raw materials from China. These materials are not purchased by us in large quantities, and we have adequate stock on hand to cover the next six months. In addition, we have one direct raw material supplier in China; however, we do not purchase large quantities of raw materials from this supplier, and the effect of this tariff would not materially impact the pricing of our products.

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of the maturities of United States Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2025 and December 31, 2024, $397,000 and $234,000, respectively, exceeded the FDIC limit. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At June 30, 2025 and December 31, 2024, cash held in these money market mutual funds of approximately $639,000 and $563,000, respectively, exceeded the SIPC limit.

The following table summarizes the Company's cash and cash equivalents:

	June 30,	December 31,
	2025	2024
Demand Deposits	$629,658	$404,801
Money Market Funds	1,138,823	1,470,854
Total Cash and Cash Equivalents	$1,768,481	$1,875,655

7.	Accounts Receivable and Reserves

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At June 30, 2025, and December 31, 2024, the allowance for credit losses related to accounts receivable amounted to $21,628 and $14,342, respectively.

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

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606. We have not experienced significant fluctuations between estimated allowances and actual activity.

At June 30, 2025, the Company recorded advance payments from customers of $128,632, which are included in deferred revenue on the balance sheet. The related performance obligations associated with these payments were satisfied in the third quarter of 2025. There were no such advance payments at December 31, 2024.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cosmetic ingredients	$896,549	$1,419,374	$1,595,546	$3,295,856
Pharmaceuticals	1,451,679	1,413,664	2,620,137	2,363,987
Medical lubricants	489,997	557,167	1,103,669	985,306
Total Net Sales	$2,838,225	$3,390,205	$5,319,352	$6,645,149

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. For both three-month periods ended June 30, 2025 and 2024, approximately 17% of the Company’s total sales were to customers located outside of the United States. For the six months ended June 30, 2025, approximately 23% of the Company’s total sales were to customers located outside of the United States, compared with approximately 15% for the six months ended June 30, 2024.

Disaggregated sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
United States*	$2,346,526	$2,808,237	$4,103,793	$5,627,173
Other countries	491,699	581,968	1,215,559	1,017,976
Total Sales	$2,838,225	$3,390,205	$5,319,352	$6,645,149

* Since all purchases by ASI are shipped to ASI’s warehouses in the U.S., all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 80% of its sales of the Company’s products in the second quarter of 2025 were to foreign customers, with China representing approximately 42%. For the same time period in 2024, approximately 85% of ASI’s sales of the Company’s products were to foreign customers, with China representing approximately 56%.

For the six months ended June 30, 2025 approximately 75% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 40% of ASI’s sales of the Company’s products, as compared with approximately 84% of ASI’s sales going to customers in other countries for the six months ended June 30, 2024, with China accounting for approximately 50% of ASI’s sales of the Company’s products during that period.

9.	Accounting for Financial Instruments – Credit Losses

The Company recognizes an allowance for its trade receivables to present the net amount expected to be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and are based on Current Expected Credit Losses (CECL).

The Company performs ongoing credit evaluations of its customers and adjusts credit limits, as determined by a review of current credit information. We continuously monitor collection and payments from customers and maintain an allowance for credit losses based upon historical experience, anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While our credit losses have historically been low and within expectations, we may not experience the same credit loss rates that have historically been attained in the future. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows. When determining the reserve for credit losses, we take into consideration current and future economic conditions and the impact that these changing dynamics may have on potential future losses.

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

The disaggregated net gains and losses on marketable securities that were recognized on the income statements for the three and six months ended June 30, 2025 and 2024 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2025	2024	2025	2024
Net gains (losses) recognized during the period on marketable securities	$24,576	$(9,501)	$36,926	$31,995
Less: Net losses recognized on marketable securities sold during the period	-	-	1,507	-
Net unrealized gains (losses) recognized during the reporting period on marketable securities still held at the reporting date	$24,576	$(9,501)	$38,433	$31,995

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

The Company’s marketable equity securities, which are considered available for sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The Company’s U.S. Treasury Bills and Certificates of Deposit are considered held-to-maturity securities and are valued at amortized cost.

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income from U. S. Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $7,301,264 for the first half of 2025, with realized losses of $1,507 recognized on these sales. Proceeds from the sale and redemption of marketable securities amounted to $775,000 for the first half of 2024, and there were no realized gains or losses recognized on these sales.

The following tables summarize the Company’s investments:

June 30, 2025 (unaudited)	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$643,419	$710,829	$67,410

Other short-term investments:
U.S. Treasury Bills (original maturities > 3 months)	5,941,815	5,941,815	-

Total marketable securities	$6,585,234	$6,652,644	$67,410

December 31, 2024 (audited)	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$634,705	$663,682	$28,977

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	570,000	570,000	-

U.S. Treasury Bills (original maturities > 3 months)	6,288,943	6,288,943	-

Total other short-term investments	6,858,943	6,858,943	-

Total marketable securities	$7,493,648	$7,522,625	$28,977

11.	Inventories

	June 30,	December 31,
	2025	2024
	(unaudited)	(audited)
Inventories consist of the following:
Raw materials	$384,387	$448,113
Work in process	18,286	58,699
Finished products	1,129,144	945,183
Total inventories	$1,531,817	$1,451,995

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2025 and December 31, 2024 are stated net of a reserve of $30,006 and $32,792, respectively, for slow moving and obsolete inventory.

12.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. We continue to fully recognize our tax benefits, and as of June 30, 2025 and December 31, 2024, we did not have any unrecognized tax benefits. Our provision for income taxes for the six months ended June 30, 2025 and 2024 comprises the following:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
(Benefit from) provision for federal income taxes - current	$(51,536)	$302,100	$56,324	$472,040
Provision for state income taxes - current	-	-	813	225
Provision for (benefit from) federal income taxes - deferred	215,312	(53,141)	253,703	17,428
Total provision for income taxes	$163,776	$248,959	$310,840	$489,693

13.	Defined Contribution Plan

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

The Company accrued $57,500 in contributions to the DC Plan for the six months ended June 30, 2025 and $54,500 for the six months ended June 30, 2024. In the first six months of 2025 and 2024, the Company made discretionary contributions of $115,000 and $109,000, respectively, to the DC Plan. These payments represented the Company’s 2024 and 2023 accrued discretionary contributions, respectively.

14.	Other Information

Accrued Expenses:

	June 30,	December 31,
	2025 (unaudited)	2024 (audited)
Bonuses	$101,500	$290,000
Distribution fees	448,511	441,397
Payroll and related expenses	144,842	73,915
Reserve for outdated material	295,469	276,732
Company 401(k) contribution	57,500	115,000
Audit fee	46,115	73,364
Annual report expenses	41,722	83,238
Sales rebates	93,827	90,904
Insurance	50,497	-
Other	17,886	23,383
Total accrued expenses	$1,297,869	$1,467,933

15.	Recent Accounting Pronouncements

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

During the three months ended June 30, 2025, the Company’s largest cosmetic ingredient distributors and three of its pharmaceutical distributors accounted for 79% of the Company’s gross sales, and 86% of its outstanding accounts receivable at June 30, 2025. During the three months ended June 30, 2024, the same cosmetic ingredient distributor and three pharmaceutical distributors accounted for 82% of the Company’s gross sales and 83% of its outstanding accounts receivable at June 30, 2024.

During the six months ended June 30, 2025, the Company’s largest cosmetic ingredient distributors, along with three of its pharmaceutical distributors, accounted for 73% of the Company’s gross sales and 86% of its outstanding accounts receivable at June 30, 2025. During the six-month period ended June 30, 2024, the same cosmetic ingredient distributor and three pharmaceutical distributors accounted for 82% of the Company’s gross sales and 83% of its outstanding accounts receivable at June 30, 2024.

17.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals that are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times. During the first half of 2025 and 2024, the Company had three major raw material suppliers that collectively accounted for approximately 85% and 79%, respectively, of the raw material purchases made by the Company. For the three months ended June 30, 2025, the Company had two major raw material suppliers that collectively accounted for approximately 92% of the raw material purchases made by the Company. For the three months ended June 30, 2024, the Company had three major raw material suppliers that collectively accounted for approximately 83% of the raw material purchases made by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

18.	Related-Party Transactions

The Company’s consulting agreement with Ken Globus, its former President, expired on May 31, 2024 and there were no consulting related payments to Mr. Globus during the three- and six-month periods ended June 30, 2025. For the three- and six-month periods ended June 30, 2024, the Company made payments of $10,000 and $20,000, respectively, to Ken Globus for consulting services.

For the three-month period ended June 30, 2025, there were no payments made to the accounting firm PKF O’Connor Davies (“PKF”). For the six-month period ended June 30, 2025, the Company made payments of $4,000 to PKF for accounting and tax services. For the three- and six-month periods ended June 30, 2024, the Company made payments of $5,250 and $10,750, respectively, to the accounting firm PKF, for accounting and tax services. Lawrence Maietta, a partner at PKF, is a director of the Company.

19.	Earnings Per Share

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

Per share basic and diluted earnings amounted to $0.14 and $0.21 for the three months ended June 30, 2025 and 2024, respectively, and $0.26 and $0.41 for the six months ended June 30, 2025 and 2024, respectively.

20.	Dividends

On January 27, 2025 the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on February 18, 2025 to all holders of record as of February 10, 2025. During the first half of 2025, the Company declared a total of $1,608,012 in dividends, of which $1,607,893 was paid. The balance of $119 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

In addition, during the second quarter of 2025, the Company made payments of $10,290 in dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares or whose shares had been escheated.

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

21.	Subsequent Events

On July 11, 2025, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on August 1, 2025, to all holders of record as of July 25, 2025. Dividends totaling $1,148,536 were paid on August 1, 2025, leaving a balance of $44 that was not paid. This $44 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis cover material changes in the financial condition of the Company since the year ended December 31, 2024, and a comparison of the results of operations for the second quarter of 2025 and 2024 and the first half of 2025 and 2024. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations” included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. All references in this quarterly report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales.”

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

EXECUTIVE OVERVIEW

We specialize in manufacturing cosmetic ingredients, pharmaceuticals, medical lubricants, and sexual wellness ingredients through our Guardian Laboratories division. With a long-standing reputation for delivering high-quality specialty products, we are committed to serving diverse markets with innovative solutions.

As part of our strategic focus, in October 2023, we took a significant step toward expanding our presence in the sexual wellness market by partnering with Brenntag Specialties, a global leader in chemicals and ingredients distribution. Under this agreement, Brenntag began marketing and distributing our new Natrajel line of sexual wellness ingredients in the United States, Canada, Mexico, Central America, and South America. While we reported no sales of this product in 2024, we anticipate beginning manufacturing and revenue generation in the second half of 2025.

We have also expanded our relationship with Azelis Group NV (“Azelis”), our distributor in the United Kingdom (“UK”) and Ireland. The first step was expanding Azelis’s distribution to include our medical products in the UK and Ireland territories. In addditiona, we have added South Korea as a new territory for our personal care product line.

With a strong and growing product portfolio, we are now pursuing an active strategy to significantly expand our distribution channels for all our products as well as new market segments globally.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, the discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required us to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues, and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2024, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis cover material changes in our financial condition since the year ended December 31, 2024, and a comparison of the results of operations for the three and six months ended June 30, 2025 and June 30, 2024. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, we recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2025 decreased by $551,980 (16%) when compared with the same period in 2024. Net sales for the first half of 2025 decreased by $1,325,797 (20%) as compared with the corresponding period in 2024. The decrease in sales for the second quarter of 2025 and the first half of 2025 were attributable to changes in sales of the following product lines:

Cosmetic ingredients:

(a) Second quarter sales: For the second quarter of 2025, sales of our cosmetic ingredients decreased by $522,825 (37%) when compared with the second quarter of 2024. The decrease was due primarily to a net decrease of $556,243 (42%) in sales of the Company’s cosmetic ingredients to ASI when compared with the second quarter of 2024. Based on information provided by ASI, the decrease in sales was due to two main factors: 1) five significant customers in China for the Company’s products experienced softer demand in the second quarter due to concerns regarding trade uncertainty and tariffs. The tariffs imposed on our products entering China have put increased pressure on us to remain competitive in the Asian markets; and 2) Ashland is currently working off excess inventory of some of our products, which reduced their orders from us during the second quarter of 2025.

Second quarter sales to the Company’s four other distributors, as well as two direct cosmetic ingredient customers, increased by a net of $33,418 (33%) compared with the second quarter of 2024. The increase was attributable to sales increases of $54,547 to the Company’s distributors in France, Italy, and Korea. These increases were partially offset by a decrease in sales of $21,129 to the Company’s distributors in the U.K. and Switzerland, as well as by two direct customers.

(b) Six-month sales: For the first half of 2025 sales of our cosmetic ingredients decreased by $1,700,310 (52%) when compared with the corresponding period in 2024. This decrease was due primarily to a net decrease in sales to ASI of $1,857,857 (60%) when compared with the first half of 2024. The decrease in sales during the first half of 2025 was due primarily to the softer demand in Asia. This decrease was partially offset with a net increase in sales of $157,277 to the Company’s four other distributors and two direct customers. Sales to the Company’s distributors in the United Kingdom, Korea, France, Italy and two direct customers increased by $158,509 while sales to the Company’s distributor in Switzerland decreased by $1,232.

Refer to Item 1A.“Risk Factors” for more information regarding the impact of potential tariffs on sales of our cosmetic ingredients.

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of our two pharmaceutical products, Renacidin and Clorpactin® WCS-90, discussion of pharmaceutical sales includes references to both gross sales (before fees, rebates, and allowances) and net sales (after fees, rebates, and allowances).

Gross sales of our pharmaceutical products for the three-month period ended June 30, 2025 increased by $14,647 (less than 1%) compared with the corresponding period in 2024. The increase in gross sales was primarily due to an increase of $6,499 (1%) in gross sales of Renacidin combined with an increase of $8,148 (5%) in gross sales of the Company’s other pharmaceutical product, Clorpactin WCS-90.

For the six-month period ended June 30, 2025, gross pharmaceutical sales increased by $295,957 (11%) compared with the corresponding period in 2024. This increase was primarily due to one of our larger distributors securing a new customer which increased their order quantity for our pharmaceutical product Renacidin in the second quarter of 2025. During this period, gross sales of Renacidin increased by $347,106 (13%). This increase was partially offset by a decrease in gross sales of Clorpactin WCS-90 of $51,149 (17%), which was attributable to normal fluctuations in ordering patterns.

Net sales of our pharmaceutical products for the three- and six-month periods ended June 30, 2025 saw a similar pattern, with net sales increasing by $38,015 (3%) and $256,150 (11%), respectively.

The difference between the change in net sales compared with the change in gross sales for these products is due to a combination of the change in gross sales of those products combined with changes in pharmaceutical sales allowances related to these products. Typically, these allowances have a direct relationship with the sales of the Company’s pharmaceutical products.

Medical lubricants:

For the three-month period ended June 30, 2025, sales of our medical lubricants decreased by $67,170 (12%) compared with the same period in 2024. The decrease in sales for the three-month period was primarily due to a decrease in orders from one of the Company’s larger customers in India. This customer stated that the decrease in orders was due to excess inventory. For the six-month period ended June 30, 2025, sales of our medical lubricants increased by $118,363 (12%) compared with the same period in 2024. The increase in sales for the six-month period was primarily due to an increase in orders from one of the Company’s larger customers in China.

Refer to Item 1A.“Risk Factors” for more information regarding the impact of potential tariffs on sales of our medical lubricants.

Cost of Sales

Cost of sales as a percentage of net sales increased slightly to 47% in the second quarter of 2025 from 46% in the second quarter of 2024. For the first six months of 2025, cost of sales as a percentage of sales decreased slightly to 46% compared with 47% for the first six months of 2024.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $91,273 (15%) and $155,143 (13%), respectively, for the three- and six-month periods ended June 30, 2025 compared with the equivalent periods in 2024. The increase in both periods was mainly due to increases in sales and marketing expenses and payroll and payroll-related expenses.

Research and Development Expenses

Research and development expenses decreased by $3,792 (3%) for the three-month period ended June 30, 2025, and increased by $7,620 (4%) for the six-month period ended June 30, 2025, compared with the same periods in 2024. The decrease in the three-month period was primarily due to a decrease in accrued bonuses, partially offset by an increase in payroll and payroll-related expenses. The increase for the six-month period was primarily due to an increase in payroll and payroll -related expenses.

Investment Income

Investment income decreased by $29,434 (29%) and $42,820 (22%), respectively, for the three-and six-month periods of 2025 compared with the same periods in 2024. The decreases in both periods were primarily due to a combination of a decrease in interest rates in 2025 compared to 2024 and a decrease in the amount of funds invested.

Net gain (loss) on Marketable Securities

The net gain (loss) on marketable securities increased from a loss of $9,501 for the quarter ended June 30, 2024, to a gain of $24,576 for the quarter ended June 30, 2025. The net gain on marketable securities increased from $31,995 for the period ending June 30, 2024 to $36,926 for the period ending June 30, 2025. The Company’s management and Board of Directors are continuing to closely monitor our investment portfolio and have made and will continue to make any changes they believe may be necessary or appropriate to minimize the future impact on our financial position that the volatility of the global financial markets may have.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first half and second quarter of both 2025 and 2024. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $10,751,082 at December 31, 2024 to $10,613,457 at June 30, 2025, a decrease of $137,625. The current ratio increased from 6.6 to 1 at December 31, 2024 to 6.7 to 1 at June 30, 2025. The decrease in working capital was primarily due to a decrease in cash and cash equivalents and marketable securities. The increase in the current ratio was primarily due to a decrease in accrued expenses.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of inflation on the Company's business.

The Company has completed the upgrade of its building sprinkler system and has incurred costs of $184,298 to date and expects to make final payments in the amount of $10,814 during the third quarter of 2025.

The Company generated cash from operations of $625,323 and $1,968,250 for the first half of 2025 and 2024, respectively. The decrease from 2024 to 2025 was primarily due to a decrease in net income.

Net cash provided by investing activities was $885,686 for the first half of 2025. Net cash used in investing activities was $657,533 in the first half of 2024. The increase in cash was due to excess proceeds from the sale of marketable securities compared to the purchases of marketable securities for the six-month period ended June 30, 2025 compared to the same period in 2024.

Net cash used in financing activities increased from $1,148,468 for the first half of 2024 to $1,618,183 for the same period in 2025. The increase was due to two factors: 1) an increase in dividends declared from $0.25 per share in the first half of 2024 to $0.35 per share in the first half of 2025; and 2) the payment of accrued dividends to shareholders whose shares of Guardian Chemical were converted to United-Guardian shares and shares that were escheated during the period.

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

The Company’s management, including its Principal Executive Officer and Chief Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon the evaluation performed by the Company’s management, including its Principal Executive Officer and Chief Financial Officer, it was determined that, as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to the Company’s management, including its Principal Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosures.

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

Impact of Global Supply Chain Instability, Inflation and Tariffs

The Company is actively monitoring trade policy and tariff announcements including executive orders issued by the executive branch of the United States (“U.S.”) federal government regarding tariffs on imports from various countries, with a focus on China, as those tariffs have the greatest potential to significantly impact our business. In addition, we are monitoring the potential impact of actions taken by these countries in response to the announced tariffs. On July 31, 2025, an executive order was signed imposing additional tariffs on a wide range of trading partners. While recent reports indicate that these tariffs are set to take effect on August 7, 2025 with the exception of Canada which will take place on August 1, 2025, some countries still have additional time to reach an agreement before their extension expires. It is unclear at this time if retaliatory tariffs will be imposed and what impact they will have on our business. We will continue to monitor the situation closely.

A significant amount of our cosmetic ingredient and medical lubricant sales are reliant on shipments to China. If significant tariffs or other restrictions are placed on Chinese imports, or any countermeasures are taken by China, our business, financial condition or results of operations could be materially and adversely affected. Such tariffs may make our products less cost competitive and reduce gross margins, especially in China, where we face significant competition from Asian companies that manufacture and sell products that are competitive with our products. Furthermore, we may not be able to increase our prices for our products enough to offset these tariffs, and if we raise prices in response to these tariffs, demand for our products in certain regions may be reduced. The impact of the softened demand in China due to these tariffs is reflected in the sales of our cosmetic products during the first half of 2025.

Many of our products are used in the formulation of finished products that are manufactured in China and then imported back into the U.S. for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S. There is also a possibility that customers will consider moving their manufacturing from China as a strategic decision to limit the impact from tariffs. We have strong global relationships with our distributors and will continue to work together to understand how tariffs are impacting their business and the business of our joint customers.

We source products through numerous suppliers, many of whom have established long-term relationships with us. While we obtain most of our raw materials and lab supplies from domestic sources, we have three suppliers that obtain their raw materials from China. These materials are not purchased by us in large quantities, and we have adequate stock on hand to cover the next six months. In addition, we have one direct raw material supplier in China; however, we do not purchase large quantities of raw materials from this supplier, and the effect of this tariff would not materially impact the pricing of our products.

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

UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ DONNA VIGILANTE
Donna Vigilante
President

By: /S/ ANDREA YOUNG
Date: August 6, 2025	Andrea Young
Chief Financial Officer