Form 10-Q
period 2025-09-30
UNITED GUARDIAN INC
filed 2025-11-06
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025.

☐	TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

COMMISSION FILE NUMBER: 1-10526 .

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 1, 2025, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2025	2024	2025	2024

Net sales	$2,264,261	$3,060,113	$7,583,613	$9,705,262

Costs and expenses:
Cost of sales	1,311,192	1,408,866	3,775,122	4,526,446
Operating expenses	620,893	591,047	1,947,678	1,762,689
Research and development expense	117,104	111,072	339,366	325,714
Total costs and expenses	2,049,189	2,110,985	6,062,166	6,614,849
Income from operations	215,072	949,128	1,521,447	3,090,413

Other Income:
Investment income	75,165	99,934	230,425	298,014
Net gain on marketable securities	36,238	47,223	73,164	79,218
Total other income	111,403	147,157	303,589	377,232
Income before provision for income taxes	326,475	1,096,285	1,825,036	3,467,645

Provision for income taxes	58,034	230,801	368,874	720,494
Net income	$268,441	$865,484	$1,456,162	$2,747,151

Earnings per common share (Basic and Diluted)	$0.06	$0.19	$0.32	$0.60

Weighted average shares (Basic and Diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$860,836	$1,875,655
Marketable securities	7,443,756	7,522,625
Accounts receivable, net of allowance for credit losses of $14,092 at September 30, 2025 and $14,342 at December 31, 2024	1,161,703	1,428,455
Inventories, net	1,408,703	1,451,995
Prepaid expenses and other current assets	153,669	207,804
Prepaid income taxes	218,226	179,017
Total current assets	11,246,893	12,665,551
Deferred income taxes (net)	18,094	175,397
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,775,707	4,743,238
Building and improvements	3,340,339	3,336,352
Total property, plant, and equipment	8,185,046	8,148,590
Less: Accumulated depreciation	7,269,688	7,192,203
Total property, plant, and equipment, net	915,358	956,387

TOTAL ASSETS	$12,180,345	$13,797,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2025	2024
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$244,964	$425,003
Accrued expenses	1,341,540	1,467,933
Dividends payable	11,405	21,533
Total current liabilities	$1,597,909	$1,914,469

Total liabilities	$1,597,909	$1,914,469

Commitments and contingencies

Stockholders’ equity:
Common stock (at $.10 par value) (10,000,000 shares authorized; 4,594,319 shares issued and outstanding at September 30, 2025 and December 31, 2024)	459,432	459,432
Retained earnings	10,123,004	11,423,434
Total stockholders’ equity	10,582,436	11,882,866

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,180,345	$13,797,335

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2025	4,594,319	$459,432	$11,423,434	$11,882,866
Net income	-	-	560,895	560,895
Dividends declared and paid ($0.35 per share)	-	-	(1,607,893)	(1,607,893)
Dividends declared, not paid ($0.35 per share)	-	-	(119)	(119)
Balance, March 31, 2025	4,594,319	$459,432	$10,376,317	$10,835,749
Net income	-	-	626,826	626,826
Balance, June 30, 2025	4,594,319	$459,432	$11,003,143	$11,462,575
Net income	-	-	268,441	268,441
Dividends declared and paid ($0.25 per share)	-	-	(1,148,536)	(1,148,536)
Dividends declared, not paid ($0.25 per share)	-	-	(44)	(44)
Balance, September 30, 2025	4,594,319	$459,432	$10,123,004	$10,582,436

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2024	4,594,319	$459,432	$10,929,150	$11,388,582
Net income	-	-	925,442	925,442
Dividends declared and paid ($0.25 per share)	-	-	(1,148,468)	(1,148,468)
Dividends declared, not paid ($0.25 per share)	-	-	(112)	(112)
Balance, March 31, 2024	4,594,319	$459,432	$10,706,012	$11,165,444
Net income	-	-	956,225	956,225
Balance, June 30, 2024	4,594,319	$459,432	$11,662,237	$12,121,669
Net income	-	-	865,484	865,484
Dividends declared and paid ($0.35 per share)	-	-	(1,607,855)	(1,607,855)
Dividends declared, not paid ($0.35 per share)	-	-	(156)	(156)
Balance, September 30, 2024	4,594,319	$459,432	$10,919,710	$11,379,142

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
Cash flows from operating activities:	2025	2024
Net income	$1,456,162	$2,747,151
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	77,485	69,551
Net gain on marketable securities	(73,164)	(79,218)
Allowance for credit losses	(250)	2,502
Change in allowance for obsolete inventory	(2,786)	(22,000)
Deferred income taxes	157,303	(51,263)
Decrease (increase) in operating assets:
Accounts receivable	267,002	70,170
Inventories	46,078	54,112
Prepaid expenses and other current assets	54,135	53,324
Prepaid income taxes	(39,209)	11,911
(Decrease) increase in operating liabilities:
Accounts payable	(180,039)	378,755
Accrued expenses	(126,393)	(22,543)
Deferred revenue	-	(15,498)
Net cash provided by operating activities	1,636,324	3,196,954
Cash flows from investing activities:
Acquisition of property, plant and equipment	(36,456)	(117,904)
Proceeds from sale of marketable securities	12,294,942	1,065,000
Purchases of marketable securities	(12,142,909)	(7,188,933)
Net cash provided by (used in) investing activities	115,577	(6,241,837)
Cash flows from financing activities:
Dividends paid	(2,766,720)	(2,756,323)
Net cash used in financing activities	(2,766,720)	(2,756,323)
Net decrease in cash and cash equivalents	(1,014,819)	(5,801,206)

Cash and cash equivalents at beginning of period	1,875,655	8,243,122
Cash and cash equivalents at end of period	$860,836	$2,441,916
Supplemental disclosure of cash flow information:
Taxes paid	$250,780	$825,795
Supplemental disclosure of non-cash items:
Dividends payable	$163	$268

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business

United-Guardian, Inc. (“Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic ingredients, notably a line of Lubrajel® hydrogels, pharmaceutical products, medical lubricants and sexual wellness ingredients. In October 2023, the Company entered into a distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of the Company’s new Natrajel® line of sexual wellness ingredients in the United States, Canada, Mexico, Central America and South America. We had expected to begin manufacturing and reporting sales of this new line of products in 2025, but manufacturing has been delayed until 2026 due to customer launch timeline.

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

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2025 (also referred to as the "third quarter of 2025" and the "first nine months of 2025," respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2025. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

3.	Segment Information

The Company operates its business under one operating segment, which is also its reportable segment. The Company's chief operating decision maker (“CODM”), who is the President, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM, along with our Board of Directors, use such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits or allocate them to other parts of the organization, such as working capital needs, mandatory and discretionary capital expenditures or other growth opportunities that may arise that are in our best interest and the best interest of our stockholders.

Net income, other financial metrics and sales forecasts are used to monitor budget versus actual results. The reported segment revenue, segment profit or loss and significant segment expenses are the same as the consolidated results disclosed on the consolidated statements of income.

4.	Impact of Global Supply Chain Instability, Inflation and Tariffs

The Company is actively monitoring trade policy and tariff announcements including executive orders issued by the executive branch of the United States (“U.S.”) federal government regarding tariffs on imports from various countries, with a focus on China, as these tariffs and any reciprocal actions by the Chinese government could have the greatest potential to significantly impact our business. We are also monitoring the potential impact of actions taken by other countries in response to the announced tariffs. While many countries have reached agreements with the U.S., China announced on August 12, 2025 that they have agreed to maintain their retaliatory tariff rate at 10% until November 10, 2025. Based on a recent meeting between the U.S. and China, negotiations for a one-year truce has been established which lowers the tariffs imposed on China but it is unclear if the retaliatory tariff will be modified. We are still in discussions with one of our distributors on how we may be able to help mitigate the financial impact of their shipments of our products into China. These discussions are ongoing and subsequently may change based on the outcome of the U.S. and China negotiations; however no definitive agreement has been reached at this time. It is also unclear at this time if additional retaliatory tariffs will be imposed and what impact they will have on our business. We will continue to monitor the situation closely.

A significant amount of our cosmetic ingredient and medical lubricant sales are reliant on shipments to China. If significant tariffs or other restrictions are placed on Chinese imports, or any countermeasures are taken by China, our business, financial condition or results of operations could be materially and adversely affected. Such tariffs may make our products less cost competitive and reduce gross margins, especially in China, where we face significant competition from Asian companies that manufacture and sell products that are competitive with our products. Furthermore, we may not be able to increase our prices for our products enough to offset these tariffs, and if we raise prices in response to these tariffs, demand for our products in certain regions may be reduced. The impact of the softened demand in China due to these tariffs was reflected in the sales of our cosmetic products during the first nine months of 2025.

Many of our products are used in the formulation of finished products that are manufactured in China and then imported back into the U.S. for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S. There is also a possibility that customers will consider moving their manufacturing from China as a strategic decision to limit the impact from tariffs. We have strong global relationships with our distributors and will continue to work together to understand how tariffs are impacting their business.

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, and it believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of United States (“U.S.”) Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the FDIC up to a maximum of $250,000. At September 30, 2025 and December 31, 2024, $298,000 and $234,000, respectively, exceeded the FDIC limit. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At September 30, 2025, cash held in these money market mutual funds did not exceed the SIPC limit. At December 31, 2024, cash held in these money market mutual funds of approximately $563,000, exceeded the SIPC limit.

The following table summarizes the Company's cash and cash equivalents:

	September 30,	December 31,
	2025	2024
Demand deposits	$545,330	$404,801
Money market funds	315,506	1,470,854
Total cash and cash equivalents	$860,836	$1,875,655

7.	Accounts Receivable and Reserves

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At September 30, 2025, and December 31, 2024, the allowance for credit losses related to accounts receivable amounted to $14,092 and $14,342, respectively.

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

During 2025 and 2024, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Part D Manufacturer Discount Program (“MDP”), (formerly the Medicare Part D Coverage Gap Discount Program (“CGDP”)). These programs require us to sell our products at a discounted price, typically in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

Disaggregated sales by product class are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Cosmetic ingredients	$403,401	$1,289,587	$1,998,948	$4,585,443
Pharmaceutical	1,230,087	1,122,007	3,848,474	3,485,994
Medical lubricants	630,773	648,519	1,736,191	1,633,825
Total Sales	$2,264,261	$3,060,113	$7,583,613	$9,705,262

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 31% of the Company’s total sales in the third quarter of 2025 were to customers located outside of the United States, compared with approximately 20% in the third quarter of 2024. For the nine months ended September 30, 2025, approximately 25% of the Company’s total sales were to customers located outside of the United States, compared with approximately 17% for the nine months ended September 30, 2024.

Disaggregated sales by geographic region are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
United States*	$1,561,466	$2,462,696	$5,663,509	$8,089,868
Other countries	702,795	597,417	1,920,104	1,615,394
Total Sales	$2,264,261	$3,060,113	$7,583,613	$9,705,262

* Substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S. As a result, all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 85% of its sales of the Company’s products in the third quarter of 2025 were to foreign customers compared with 74% for the same period in 2024, with China representing approximately 38% of those foreign sales in the third quarter of 2025, compared with approximately 34% in the third quarter of 2024.

For the nine months ended September 30, 2025 approximately 79% of ASI’s sales of the Company’s products were to foreign customers, with China accounting for approximately 39% of ASI’s sales of the Company’s products, as compared with approximately 81% of ASI’s sales going to customers in other countries for the nine months ended September 30, 2024, with China accounting for approximately 45% of ASI’s sales of the Company’s products during that period.

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

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three and nine months ended September 30, 2025 and 2024, respectively, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net gains recognized during the period on marketable securities	$36,238	$47,223	$73,164	$79,218
Less: Net losses recognized during the period on marketable securities sold during the period	-	-	1,507	-
Unrealized gains recognized during the reporting period on marketable securities still held at the reporting date	$36,238	$47,223	$74,671	$79,218

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

The Company’s marketable equity securities, which are considered available for sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The Company’s fixed income U.S. Treasury Bills and Certificates of Deposit are considered held-to-maturity securities and are valued at amortized cost.

The following tables summarize the Company’s investments:

September 30, 2025(Unaudited)

	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$647,602	$751,250	$103,648

Other short-term investments:
U.S. Treasury Bills (original maturities > 3 months)	6,692,506	6,692,506	-
Total marketable securities	$7,340,108	$7,443,756	$103,648

December 31, 2024(Audited)

			Unrealized Gain
Equity Securities:
Equity and other mutual funds	$634,705	$663,682	$28,977

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	570,000	570,000	-

U.S Treasury Bills (original maturities > 3 months)	6,288,943	6,288,943	-
Total other short-term investments	6,858,943	6,858,943	-
Total marketable securities	$7,493,648	$7,522,625	$28,977

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income from U.S. Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $12,294,942 for the nine months ended September 30, 2025, with realized losses of $1,507 recognized on these sales. Proceeds from the sale and redemption of marketable securities amounted to $1,065,000 for the nine months ended September 30, 2024 and there were no unrealized gains or losses.

11.	Inventories

	September 30,	December 31,
	2025	2024
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$447,766	$448,113
Work in process	39,744	58,699
Finished products	921,193	945,183
Total inventories	$1,408,703	$1,451,995

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at September 30, 2025 and December 31, 2024 are stated net of a reserve of $30,006 and $32,792, respectively, for slow moving and obsolete inventory.

12.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2025 and December 31, 2024, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30, 2025 and 2024 includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Provision for federal income taxes - current	$154,434	$299,492	$210,758	$771,532
Provision for state income taxes - current	-	-	813	225
(Benefit from) provision for federal income taxes – deferred	(96,400)	(68,691)	157,303	(51,263)
Total provision for income taxes	$58,034	$230,801	$368,874	$720,494

13.	Defined Contribution Plan

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

The Company accrued $86,250 and $81,750 in contributions to the DC Plan at September 30, 2025 and 2024, respectively. In the first nine months of 2025 and 2024, the Company made discretionary contributions of $115,000 and $109,000, respectively, to the DC Plan. These payments represented the Company’s 2024 and 2023 accrued discretionary contributions.

14.	Related-Party Transactions

The Company’s consulting agreement with Ken Globus, its former President, expired on May 31, 2024 and there were no consulting related payments to Mr. Globus during the three- and nine-month periods ended September 30, 2025. For the three-month period ended September 30, 2024, no payments were made to Mr. Globus. For the nine-month period ended September 30, 2024, the Company made payments of $20,000, to Mr. Globus for consulting services.

For the three-and nine-month periods ended September 30, 2025, the Company made payments of $9,640 and $13,640, respectively, to the accounting firm PKF O’Connor Davies (“PKF”), for accounting and tax services. For the three- and nine-month periods ended September 30, 2024, the Company made payments of $4,000 and $14,750, respectively, to the accounting firm PKF O’Connor Davies (“PKF”) for accounting and tax services. Lawrence Maietta, a partner at PKF, is a director of the Company.

15.	Other Information

Accrued Expenses

Accrued expenses consist of the following:

	September 30, 2025	December 31, 2024
Accrued Expenses	(Unaudited)	(Audited)
Bonuses	$132,739	$290,000
Distribution fees	452,358	441,397
Payroll and related expenses	100,557	73,915
Reserve for outdated material	302,722	276,732
Company 401(k) contribution	86,250	115,000
Audit fee	61,980	73,364
Annual report expenses	65,360	83,238
Sales rebates	95,312	90,904
Insurance	22,796	-
Other	21,466	23,383
Total Accrued Expenses	$1,341,540	$1,467,933

16.	Recent Accounting Pronouncements

On July 30, 2025, the FASB issued ASU 2025-05, which amends ASC 326-20 “Financial Instruments – Credit Losses” to provide a practical expedient (for all entities) and an accounting policy election (for all entities, other than public business entities that elect the practical expedient) related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. Under ASU 2025-05, an entity is required to disclose whether it has elected to use the practical expedient and, if so, whether it has also applied the accounting policy election. This guidance is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted.

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

17.	Concentrations of Credit Risk

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

For the three months ended September 30, 2025, one of the Company’s cosmetic ingredient distributors, and three of its pharmaceutical distributors, together accounted for 69% of the Company’s gross sales and 81% of its outstanding accounts receivable at September 30, 2025. During the three months ended September 30, 2024, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 77% of the Company’s gross sales and 79% of its outstanding accounts receivable at September 30, 2024.

For the nine months ended September 30, 2025, one of the Company’s cosmetic ingredient distributors, and three of its pharmaceutical distributors, together accounted for 72% of the Company’s gross sales and 81% of its outstanding accounts receivable at September 30, 2025. During the nine months ended September 30, 2024, the same cosmetic ingredient distributor and three pharmaceutical distributors together were responsible for 81% of the Company’s gross sales and 79% of its outstanding accounts receivable at September 30, 2024.

18.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals that are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times.

For the three months ended September 30, 2025, the Company had three major raw material suppliers that collectively accounted for approximately 97% of the raw material purchases made by the Company. For the three months ended September 30, 2024, the Company had three major raw material suppliers that collectively accounted for approximately 88% of the raw material purchases made by the Company.

For the nine months ended September 30, 2025 the Company had three major raw material suppliers that collectively accounted for approximately 79% of the raw material purchases made by the Company. During the first nine months of 2024, the Company had three major raw material suppliers that collectively accounted for approximately 82% of the raw material purchases made by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

19.	Earnings Per Share

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

Per share basic and diluted earnings were $0.06 and $0.19 for the three months ended September 30, 2025 and 2024, respectively, and $0.32 and $0.60 for the nine months ended September 30, 2025 and 2024, respectively.

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

On July 11, 2025, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on August 1, 2025, to all holders of record as of July 25, 2025. Dividends totaling $1,148,536 were paid on August 1, 2025, and the balance of $44 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

In addition, for the nine-month period ended September 30, 2025, the Company made payments of $10,290 in dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares or whose shares had been escheated.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with our financial statements and related notes contained elsewhere in this Quarterly Report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a variety of factors discussed in this report and those discussed in other documents we file with the SEC. In light of these risks, uncertainties and assumptions, readers are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements represent beliefs and assumptions as of the date of this report. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change. Past performance does not guarantee future results.

EXECUTIVE OVERVIEW

We specialize in manufacturing cosmetic ingredients, pharmaceuticals, medical lubricants, and sexual wellness ingredients through our Guardian Laboratories division. With a long-standing reputation for delivering high-quality specialty products, we are committed to serving diverse markets with innovative solutions.

As part of our strategic focus, in October 2023, we took a significant step toward expanding our presence in the sexual wellness market by partnering with Brenntag Specialties, a global leader in chemicals and ingredients distribution. Under this agreement, Brenntag began marketing and distributing our new Natrajel line of sexual wellness ingredients in the United States, Canada, Mexico, Central America, and South America. We had expected to begin manufacturing and reporting sales of this new line of products in 2025, but manufacturing has been delayed until 2026 due to customer timeline.

We have also expanded our relationship with Azelis Group NV (“Azelis”), our distributor in the United Kingdom (“UK”) and Ireland. The first step was expanding Azelis’s distribution to include our medical products in the UK and Ireland territories. In addition, we have added South Korea as a new territory for them for our personal care product line.

With a strong and growing product portfolio, and to better cope with the potential impact of tariffs and other global economic uncertainties on our business, we have expanded our strategy to include additional growth initiatives. These initiatives include closely monitoring our supply chain to control costs, expanding our distribution network to better serve our customers, seeking opportunities to expand our position in healthcare as well as pursuing external opportunities to grow our business.

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

The following discussion and analysis cover material changes in our financial condition since the year ended December 31, 2024, and a comparison of the results of operations for the three and nine months ended September 30, 2025 and September 30, 2024. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2024. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, we recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 2025 decreased by $795,852 (26%) when compared with the same period in 2024. Net sales for the first nine months of 2025 decreased by $2,121,649 (22%) as compared with the corresponding period in 2024. The decrease in sales for the third quarter of 2025 and the first nine months of 2025 were attributable to changes in sales of the following product lines:

Cosmetic ingredients:

(a)

Third quarter sales: For the third quarter of 2025, the Company’s sales of cosmetic ingredients decreased by $886,186 (69%) when compared with the third quarter of 2024. The decrease in third quarter sales was due primarily to a decrease of $944,083 (77%) in sales of the Company’s cosmetic products to ASI. Based on information provided to the Company by ASI, the majority of the decrease in sales of the Company’s products related to customers in Asia. This was due to (a) economic conditions in China being softer compared to 2024; (b) tariff and geopolitical concerns resulting in significant price issues for Chinese customers, forcing them to seek lower-cost competitive products and (c) ASI working off excess inventory. The impact of tariffs and other geopolitical issues appear to be a short term concern as customers are returning with additional price support.

Third quarter sales in 2025 to the Company’s four other distributors, as well as to two direct cosmetic ingredient customers, increased by a net of $57,897 (86%) compared with the third quarter of 2024. This sales increase was primarily due to increases in sales to our distributors in France and the United Kingdom.

(b)

Nine-month sales: For the first nine months of 2025, the Company’s sales of cosmetic ingredients decreased by $2,586,495 (56%) when compared with the same period in 2024. This decrease was due primarily to a decrease of $2,801,670 (65%) in sales to ASI. Based on information provided to the Company by ASI, the decrease in sales was due to (a) ASI working off excess inventory; (b) economic conditions in China being softer compared to 2024; and (c) tariff and geopolitical concerns resulting in significant price issues for Chinese customers, forcing them to seek lower-cost competitive products. With price support ASI has regained some customers, and we hope to see a turnaround in sales moving forward.

Cosmetic ingredient sales for the first nine months of the year to the Company’s four other cosmetic distributors, as well as to two direct cosmetic customers, increased by a net of $215,175 (74%) compared with the same period in 2024. This sales increase was primarily due to the addition of a new distributor in Korea, combined with increases in sales to our distributors in France and the United Kingdom.

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin®, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances).

Gross sales of the Company’s pharmaceutical products for the three-and nine-month periods ended September 30, 2025 increased by $146,849 (11%) and $442,805 (11%), respectively. The increase in sales for both periods was due primarily to increases in gross sales of Renacidin of $143,085 (13%) for the three-month period and $490,191 (14%) for the nine-month period.

The Company typically experiences fluctuations in sales of its pharmaceutical products due to the timing of orders from its distributors. The Company has invested in a payer outreach program with the goal of having Renacidin, our most popular pharmaceutical product, included on additional insurance formularies. This project is underway and we have received positive feedback from the value proposition we have presented. We will continue to broaden the awareness of Renacidin with the goal of growing our market share.

Net sales of the Company’s pharmaceutical products for the three- and nine-month periods ended September 30, 2025 saw a similar pattern, increasing by $108,080 (10%) for the three-month period and increasing by $362,480 (10%) for the nine-month period, with those increases due primarily to the reason noted above.

The difference between the change in net sales compared with the change in gross sales for these products is due to a combination of the change in gross sales of those products as well as changes in pharmaceutical sales allowances related to these products. Typically, these allowances have a direct relationship with the sales of the Company’s pharmaceutical products. For the three- and nine-month periods ended September 30, 2025, sales allowances related to the Company’s pharmaceutical products increased by $38,769 (12%) and $80,326 (9%), respectively, which were primarily related to increases in VA rebates and distribution fees.

Medical lubricants:

Sales of the Company’s medical lubricants decreased by $17,746 (3%) for the three-month period ended September 30, 2025, compared with the same period in 2024, while sales for the nine-month period increased by $102,366 (6%), compared with the same period in 2024. The decrease in medical lubricant sales for the three-month period was due to normal ordering patterns. The increase for the nine-month period was primarily attributable to increased orders from two customers in China.

Cost of Sales

Cost of sales as a percentage of sales increased to 58% in the third quarter of 2025, up from 46% in the third quarter of 2024. For the first nine months of 2025, cost of sales as a percentage of sales increased to 50%, up from 47% in 2024. The increases in both periods were the result of the Company’s pharmaceutical sales representing a larger percentage of the Company’s total sales for both the three- and nine-month periods ended September 30, 2025 compared with the same periods in 2024. These products carry a lower gross margin than the Company’s other products. In addition, there were higher per unit overhead costs in 2025, which was the result of decreased production of cosmetic products due to lower demand in 2025 compared to the same periods in 2024.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $29,846 (5%) for the third quarter of 2025 compared with the equivalent period in 2024 and increased by $184,989 (10%) for the first nine months of 2025, compared with the equivalent period in 2024. The increase in operating expenses for both periods was due primarily to increases in sales and marketing expenses, fees paid to the Company’s Board of Directors, consulting fees and increases in payroll and payroll-related expenses.

Research and Development Expenses

Research and development expenses increased by $6,032 (5%) for the third quarter of 2025, and increased by $13,652 (4%) for the first nine months of 2025 compared with the same periods in 2024. The increases for both periods was primarily due to an increase in payroll and payroll-related expenses.

Investment Income

Investment income decreased by $24,769 (25%) and $67,589 (23%) for the three- and nine-month periods, respectively, ending September 30, 2025, compared with the equivalent periods in 2024. The decrease in both periods was primarily due to a decrease in interest income from investments in U. S. Treasury Bills because of lower interest rates in 2025 compared to 2024, combined with a decrease in the average amount invested during 2025 compared to 2024 due to an increase in cash requirements.

Net Gain on Marketable Securities

The net gain on marketable securities decreased from $47,223 to $36,238 for the quarter ended September 30, 2025 compared to the same period in 2024. For the nine-month period ended September 30, 2025, the net gain decreased from $79,218 to $73,164. These decreased gains were due to normal market fluctuations. The Company’s management and Board of Directors continue to closely monitor the Company's investment portfolio and have made, and will continue to make, any changes they believe may be necessary or appropriate to minimize the future impact of global market volatility on the Company’s financial position.”

Provision for Income Taxes

The Company's effective income tax rate was approximately 20% for the first nine months of 2025 and 2024. The Company’s tax rate is expected to remain at 20% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased from $10,751,082 at December 31, 2024 to $9,648,984 at September 30, 2025, a decrease of $1,102,098. The current ratio increased from 6.6 to 1 at December 31, 2024 to 7.0 to 1 at September 30, 2025. The decrease in working capital was primarily due to a decrease in cash and cash equivalents and accounts receivable. The increase in the current ratio was primarily due to decreases in accounts payable and accrued expenses.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.

The Company has completed the upgrade of its building sprinkler system and has incurred costs of $187,961 to date and expects to make final payments in the amount of $7,160 during the fourth quarter of 2025.

The Company generated cash from operations of $1,636,324 and $3,196,954 for the nine months ended September 30, 2025 and September 30, 2024, respectively. The decrease in cash from operations was primarily due to a decrease in net income, combined with decreases in accounts payable and accrued expenses.

Cash provided by investing activities for the nine-month period ended September 30, 2025 was $115,577. Cash used in investing activities for the nine-month period ended September 30, 2024 was $6,241,837. The fluctuation was due to the fact that during the first nine months of 2024, the Company’s U.S. Treasury Bills with maturities of three months or less matured. These had been classified as cash and cash equivalents due to their short maturity. The proceeds from these maturities were then used to purchase longer term U.S. Treasury Bills, which were then classified as marketable securities.

Cash used in financing activities was $2,766,720 and $2,756,323 for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase was due a payment made in the second quarter of 2025 in the amount of $10,290, which represented dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares or whose shares had been escheated.

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

ITEM 1. LEGAL PROCEEDINGS

NONE

ITEM 1A. RISK FACTORS

Impact of Global Supply Chain Instability, Inflation and Tariffs

The Company is actively monitoring trade policy and tariff announcements including executive orders issued by the executive branch of the United States (“U.S.”) federal government regarding tariffs on imports from various countries, with a focus on China, as these tariffs and any reciprocal actions by the Chinese government could have the greatest potential to significantly impact our business. We are also monitoring the potential impact of actions taken by other countries in response to the announced tariffs. While many countries have reached agreements with the U.S., China announced on August 12, 2025 that they have agreed to maintain their retaliatory tariff rate at 10% until November 10, 2025. Based on a recent meeting between the U.S. and China, negotiations for a one-year truce has been established which lowers the tariffs imposed on China but it is unclear if the retaliatory tariff will be modified. We are still in discussions with one of our distributors on how we may be able to help mitigate the financial impact of their shipments of our products into China. These discussions are ongoing and subsequently may change based on the outcome of the U.S. and China negotiations; however no definitive agreement has been reached at this time. It is also unclear at this time if additional retaliatory tariffs will be imposed and what impact they will have on our business. We will continue to monitor the situation closely.

A significant amount of our cosmetic ingredient and medical lubricant sales are reliant on shipments to China. If significant tariffs or other restrictions are placed on Chinese imports, or any countermeasures are taken by China, our business, financial condition or results of operations could be materially and adversely affected. Such tariffs may make our products less cost competitive and reduce gross margins, especially in China, where we face significant competition from Asian companies that manufacture and sell products that are competitive with our products. Furthermore, we may not be able to increase our prices for our products enough to offset these tariffs, and if we raise prices in response to these tariffs, demand for our products in certain regions may be reduced. The impact of the softened demand in China due to these tariffs was reflected in the sales of our cosmetic products during the first nine months of 2025.

Many of our products are used in the formulation of finished products that are manufactured in China and then imported back into the U.S. for sale. There is the possibility that the tariffs levied on these finished products could result in an increase in their price, which could potentially impact demand for these products in the U.S. There is also a possibility that customers will consider moving their manufacturing from China as a strategic decision to limit the impact from tariffs. We have strong global relationships with our distributors and will continue to work together to understand how tariffs are impacting their business.

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

Date: November 4, 2025	UNITED-GUARDIAN, INC.
(Registrant)

By: /S/ DONNA VIGILANTE
Donna Vigilante
President

By: /S/ ANDREA YOUNG
Andrea Young
Chief Financial Officer