Form 10-K
period 2025-12-31
UNITED GUARDIAN INC
filed 2026-03-27
CIK 101295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the ﬁscal year ended December 31, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, was approximately $36,754,552 (based on a closing price of $8.00 per share). (For the purpose of this report it has been assumed that all officers and directors of the Registrant, as well as all stockholders holding 10% or more of Registrant's stock, are affiliates of the Registrant).

As of March 1, 2026, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $0.10 par value per share.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the Registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the Registrant’s fiscal year ended December 31, 2025.

SPECIAL NOTE ABOUT FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K for the year ended December 31, 2025 (“Annual Report”) contains both historical and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which provides a safe harbor for forward-looking statements by the Registrant about its expectations or beliefs concerning future events, such as financial performance, business prospects, and similar matters. The Registrant desires to take advantage of such “safe harbor” provisions and is including this statement for that express purpose. Words such as “anticipates”, “believes”, “expects”, “intends”, “future”, and similar expressions identify forward-looking statements. Any such forward-looking statements in this report reflect the Registrant's views as of the date of filing of this report with the United States Securities and Exchange Commission (the “SEC”) with respect to future events and financial performance, and are subject to a variety of factors that could cause the Registrant's actual results or performance to differ materially from historical results or from the anticipated results or performance expressed or implied by such forward-looking statements. Because of such factors, there can be no assurance that the actual results or developments anticipated by the Registrant will be realized or, even if substantially realized, that they will have the anticipated results. The risks and uncertainties that may affect the Registrant's business include, but are not limited to: economic conditions, governmental regulations, technological advances, pricing and competition, acceptance by the marketplace of new products, retention of key personnel, the sufficiency of financial resources to sustain and expand the Registrant's operations, and other factors described in this report and in prior filings with the SEC. Readers should not place undue reliance on such forward-looking statements, which speak only as of the date hereof, and should be aware that except as may be otherwise legally required of the Registrant, the Registrant undertakes no obligation to publicly revise any such forward-looking statements to reflect events or circumstances that may arise after the date hereof. Past results are no guaranty of future performance.

PART I

Item 1.	Business

Overview

United-Guardian, Inc. (“Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic, personal care and sexual wellness ingredients and a line of healthcare products including pharmaceuticals and medical lubricants. We conduct various research and development (“R&D”) activities. Our R&D department primarily develops new and unique specialty cosmetic and sexual wellness ingredients. We develop new products using natural and environmentally friendly raw materials, which is a priority for many of our cosmetic customers. The R&D department also modifies, refines, and expands the uses for existing products, with the goal of further developing the markets that our products are used in. All the products that we market, except for Renacidin®, are produced at our facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for us by an outside contract manufacturer.

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

Our products are sold into stable and growing markets such as personal care, medical devices and healthcare. Our current product offerings include cosmetic, personal care, and sexual wellness ingredients, and a line of healthcare products including pharmaceuticals and medical lubricants.

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

Business Description

We manufacture, market and develop specialty cosmetic, personal care and sexual wellness ingredients and a line of healthcare products including pharmaceuticals and medical lubricants. In January 2026, we entered into a new distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of our new Natrajel® line of sexual wellness ingredients in the United States, Canada, Mexico, and the distribution of Lubrajel® and Natrajel products in France. Although there were no sales of sexual wellness products during 2025, we are ready to begin manufacturing and distribution of this new line of products into these markets.

We also conduct R&D, primarily related to the development of new and unique cosmetic, personal care and sexual wellness ingredients as well as medical lubricants. We focus on the development of products that fill unmet market needs, have unique properties, and use proprietary technology that we typically protect as trade secrets rather than with patents. Many of our products are marketed through collaborative distribution agreements with larger companies.

The cosmetic ingredients we manufacture are marketed to end users through our worldwide network of distributors and are currently used by many of the major manufacturers of cosmetic products. One of our most important product lines is our Lubrajel line of multifunctional hydrogel formulations, which are designed to provide sensory enhancement, lubrication, hydration, and texture to both personal care and medical products. In the last few years, to meet the growing demand for “green” and sustainable products, we have focused on developing and launching new products which only contain ingredients that are considered “natural.” Our Lubrajel products in the natural line have been certified to meet the Cosmetic Organic and Natural Standard (“COSMOS”). This standard is recognized globally by the cosmetic industry. We ship our cosmetic ingredients to our distributors Ex Works (“EXW”) from our facility in Hauppauge, New York. Those distributors in turn resell those products to their customers, who are typically the manufacturers and marketers of cosmetic and personal care products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at our discretion.

Our pharmaceutical products are sold primarily to three national full-line drug wholesalers which in turn supply those products to pharmacies, physicians, and hospitals. We arrange for the shipping of, and cover the shipping costs for, our pharmaceutical products, and sales of those products are final when shipped. They are returnable only under specific circumstances in accordance with pharmaceutical industry standards, such as if the products are (a) damaged when received; (b) defective; (c) too close to their expiration dates to sell; or (d) within a year after their expiration dates.

We operate as a single business segment. Our current products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical lubricants and sexual wellness. Each product category is marketed differently.

Our cosmetic ingredients are currently marketed globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI manufactures, distributes and markets globally an extensive line of personal care and pharmaceutical ingredients and various other specialty products. We sell our cosmetic ingredients directly to those distributors, which in turn resell our products to their customers for use in the formulation of one or more of the customers’ personal care and cosmetic products. Our non-pharmaceutical medical lubricants are sold directly to marketers of finished medical products or to the contract manufacturers utilized by those marketers. We market our pharmaceutical products primarily through our dedicated Renacidin website. The pharmaceutical products are sold through full-line drug wholesalers, which purchase our products outright for resale to primarily, hospitals and pharmacies. We also sell a small quantity of pharmaceutical products directly to hospitals and pharmacies. Our products are sold under trademarks or trade names that we own, some of which are registered with the United States Patent and Trademark Office as well as with comparable regulatory agencies in some foreign countries. We maintain a corporate website at www.u-g.com, and a specific website for Renacidin at www.renacidin.com. The information contained on either website is not part of this Annual Report on Form 10-K and is not incorporated by reference in this document.

All references in this Annual Report to “sales” or “Sales” shall mean “net sales” unless specifically identified as “gross sales.”

Products

Our current products are segregated into the following categories:

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

Cosmetic Ingredients – Products

●

LUBRAJEL is an extensive line of multifunctional hydrogel formulations designed to mainly provide sensory enhancement, lubrication, and texture to personal care products. Most, if not all, of the Lubrajel products also offer skin hydration benefits. The Lubrajel products are primarily used in skin care products such as moisturizers, anti-aging creams, body lotions, face serums and masks, spa products and sunscreens. The Lubrajel products are also used in makeup products such as primers and foundations. Each Lubrajel product offers unique benefits for the formulation of skin care and color cosmetic products. The basic product line includes Lubrajel CG, Lubrajel DV, Lubrajel IIXD, Lubrajel MS, and Lubrajel Oil.

To address customer demand for preservative-free products, we developed and launched Lubrajel DV PF, Lubrajel IIXD PF, Lubrajel MS PF, Lubrajel Oil PF and Lubrajel PF. To address customer demand for paraben-free products, we developed and launched Lubrajel DV free, Lubrajel IIXD free, Lubrajel MS free, and Lubrajel Oil free.

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

The COSMOS line of products includes Lubrajel Natural, Lubrajel Marine, Lubrajel Oil Natural and Lubrajel Terra. All of the natural products are designed using green technology and contain natural raw materials. These products are multifunctional, Roundtable on Sustainable Palm Oil (“RSPO”) certified, Vegan, biodegradable and COSMOS approved. Each one offers a unique skin feel and improves the sensory characteristics of personal care formulations. In 2025, we created preservative free versions of the COSMOS line of products as the demand for products without preservatives has been growing with cosmetic and personal care customers.

In addition to the Lubrajel line of products, we also manufacture the following additional cosmetic ingredients, which accounted for less than 10% of total sales in 2025 and 2024:

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

Sales of our cosmetic ingredients represented approximately 29% and 45% of our total sales for the years ended December 31, 2025 and 2024, respectively.

The cosmetic ingredients we manufacture are marketed and sold to formulators and producers of personal care products through our worldwide network of distributors and marketing partners. Our cosmetic ingredients are currently sold globally by five distributors, of which Ashland Specialty Ingredients (“ASI”), a business segment of Ashland, Inc., is the largest. ASI is the exclusive distributor of these products in the United States, Canada, Asia, South & Central America, Mexico, Europe (all regions other than France, the United Kingdom, Italy & Switzerland), Scandinavia, Africa, Australia, and the Middle East. ASI had been our distributor in South Korea until February 5, 2025, at which time we formally entered into a new marketing and distribution agreement with Azelis Group NV (“Azelis”) to market our products in South Korea. Azelis also markets our cosmetic ingredients in the United Kingdom and Ireland. Our other cosmetic ingredient distributors are Sederma SAS (a subsidiary of Croda International Plc.) in France, Safic-Alcan S.p.A. in Italy, and Azelis Cosmetics GmbH in Switzerland. We signed a new agreement in January of 2026 with Brenntag Specialties to sell our Lubrajel and Natrajel ingredients in France. We are currently in the process of renegotiating our marketing and distribution agreement with ASI.

We generally ship our cosmetic ingredients to our distributors Ex Works (“EXW”) from our facility in Hauppauge, New York. The distributors resell the products to their customers, which are typically major manufacturers and marketers of cosmetic and personal care products who utilize our products in their finished products. The cosmetic ingredients are not sold on a consignment basis, so unless a product is determined to be defective, it is not returnable, except at our discretion.

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

We believe that there is potential to continue growing the sales of our cosmetic ingredients through the development of new products, product applications, additional claim substantiations, and geographic expansion. Although we have experienced significant pricing pressure from low-cost competitors, our product innovation in the hydrogel market continues to set us apart from our competitors. We believe that we can compete effectively due to our innovation capabilities, high-quality products, reliable supply chain, and our deep technical expertise.

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

Our medical lubricants are also sold under the Lubrajel brand since they are hydrogel formulations designed to provide sensory enhancement and lubrication to medical products. The Lubrajel medical lubricant products are primarily used in catheters, surgical instruments and in oral care applications such as mouthwashes.

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

Sales of medical lubricants represented approximately 20% and 17% of our total sales for the years ended December 31, 2025 and 2024, respectively.

We believe that there is potential to continue growing the sales of our medical lubricants through new product development, development of new product applications and markets, and geographic expansion. Pursuant to this goal we entered into a new agreement on February 5, 2025 with Azelis, which gave Azelis the right to market and distribute our medical lubricants in the UK and Ireland. We are working with Azelis on a marketing strategy for medical lubricants and have created marketing materials to further create opportunities to expand the types of medical products and devices to which our medical lubricants can be introduced.

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

Our pharmaceutical products represented 51% and 39% of our total sales for the years ended December 31, 2025 and 2024, respectively.

We sell our pharmaceutical products primarily to three national full-line drug wholesalers, which in turn supply those products to pharmacies, physicians, hospitals, long-term care facilities, the U.S. Department of Veterans Affairs, and other government agencies. We also sell a small quantity of pharmaceutical products directly to hospitals and pharmacies. We arrange for the shipping of, and cover the shipping costs for, our pharmaceutical products, and sales of those products are final when shipped. The pharmaceutical products are returnable only under specific circumstances in accordance with pharmaceutical industry standards, such as if the products are (a) damaged when received; (b) defective; (c) too close to their expiration dates to sell; or (d) within a year after their expiration dates. These return policies are in conformance with standard pharmaceutical industry practice.

We recently developed a new marketing strategy to expand the domestic sales of Renacidin. This marketing strategy includes the creation of a value proposition for insurance companies and pharmacy benefit managers (“PBM”) to increase awareness of Renacidin and seek inclusion on additional drug formularies. In February 2026 we had the product approved by two major PBMs for inclusion on their formularies. We believe that increased formulary coverage of Renacidin will enhance patient access and support long-term commercial growth of this product.

Sexual Wellness Ingredients – Products

Sexual wellness ingredients include a line of hydrogel formulations designed to offer sensory enhancement, lubrication, and moisturization for sexual wellness applications. While our Lubrajel products have had a long history in sexual wellness market as components in condoms and personal lubricants, there has been a recent emerging market in sexual wellness application such as intimate wipes and personal moisturizers. Our new Natrajel line was created specifically for that market.

The new Natrajel line of products comprises Natrajel NT, Natrajel MA, Natrajel ON and Natrajel TE. This line was designed using green technology and contains natural raw materials. All the products are RSPO certified, vegan, biodegradable and COSMOS approved. In 2025, we created a new product for the sexual wellness line in response to requests from customers for a non-glycerin version.

Although there were no sales of sexual wellness products during 2025, and we are ready to begin manufacturing and distribution of this new line of products.

Domestic Sales

For the years ended December 31, 2025 and 2024, approximately 77% and 84%, respectively, of our sales were from domestic sources, which represents sales within the United States only.

Cosmetic Ingredients – Domestic Sales

In the United States, our cosmetic ingredient products have been marketed and distributed exclusively by ASI in accordance with a marketing agreement entered into in 1996 with its predecessor company, International Specialty Products (“ISP”) and last renewed on January 1, 2022. That agreement was for the marketing of the Company’s cosmetic ingredients in North America, Central America, South America, Asia Pacific, and EMEA. The current agreement with ASI terminated on December 31, 2023, pursuant to a letter provided by us to ASI on October 10, 2023. The purpose of the termination was to renegotiate the terms and conditions of the distribution agreement between the two companies. At this time we have not finalized a new agreement, but we have made strides in the negotiation process. Our goal is to finalize the contract in the first half of 2026. but there can be no assurance we will be able to do so. We continue to work with ASI as we negotiate the new agreement by fulfilling orders, discussing marketing strategies, and continuing to engage with them on other marketing matters in a manner consistent with past practice.

Domestic sales of cosmetic ingredients accounted for approximately 22% of total sales in 2025, compared with 41% in 2024. Sales to our largest distributor, ASI, accounted for approximately 22% of total sales in 2025 and 41% of sales in 2024.

Medical Lubricants – Domestic Sales

We sell our medical lubricants directly to manufacturers and marketers of finished medical products or to the contract manufacturers utilized by those companies. Domestic sales of medical lubricants accounted for approximately 3% of our total sales in 2025 and 4% of total sales in 2024. Although all shipments of medical lubricants to U.S. locations are considered domestic sales, a percentage of those shipments are subsequently shipped by some customers to foreign manufacturing facilities, which then produce finished products that could be marketed globally.

Pharmaceuticals – Domestic Sales

Our pharmaceutical products are marketed only in the United States and are sold primarily through full-line drug wholesalers. Sales of those products accounted for approximately 51% of sales in 2025, compared with approximately 39% in 2024.

During 2025 and 2024, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Manufacturer Discount Program (“MDP”) (formerly the Medicare Part D Coverage Gap Discount Program (“CGDP”)). These programs require us to sell our product at a discounted price, typically given in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

Sexual Wellness – Domestic Sales

Sexual wellness ingredients include a line of hydrogel formulations designed to offer sensory enhancement, lubrication, and moisturization to sexual wellness applications. Although we did not manufacture or have any sales of these products during 2025, we are ready to begin manufacturing and distribution of this new line of products in 2026.

Foreign Sales

For the years ended December 31, 2025 and 2024, approximately 23% and 16%, respectively, of our sales revenue was from foreign sources, and was derived from (a) sales of our cosmetic ingredients to foreign distributors, which accounted for approximately 6% and 3% of sales for each of the years ended December 31, 2025 and 2024, respectively, and (b) sales of medical lubricants directly to certain customers in foreign countries, which accounted for approximately 17% and 13% of our sales revenue for the years ended December 31, 2025 and 2024, respectively.

Because all shipments to our largest distributor, ASI, are delivered to ASI’s warehouses in the U.S., all sales to ASI are considered domestic sales, even though a significant percentage of ASI’s sales of our products are to customers in foreign countries. Based on sales information provided by ASI, 77% of ASI’s sales of our products in 2025 were to customers in foreign countries, compared with 79% in 2024. ASI’s largest foreign market in both 2025 and 2024 was China, which accounted for approximately 41% of ASI’s sales of our products in 2025 and 43% in 2024.

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

ISO 9001:2015 and EFfCI Certifications

On July 23, 2018, we were certified by DQS Inc. to be in compliance with the latest ISO standard, ISO 9001:2015, indicating that we have implemented and maintain a quality management system. DQS performs tri-annual certification audits and annual surveillance audits to ensure our continuous commitment to the quality management system.

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

On November 10, 2025 we were certified by DQS Inc. to be in compliance with the requirements of the EFfCI GMP (“Good Manufacturing Practices”) Standards for Cosmetic Ingredients, Revision 2017. While we have always followed current GMPs at our facility it was an important step to become certified by a third-party. We will continue to follow current GMP standards and provide high quality products to our current and future customers.

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

While we have some competition for our medical lubricants, the medical device market is relatively stable since most medical devices require regulatory approval. Our pharmaceutical products, specifically Renacidin, does not have direct competition as it is the only FDA approved drug for its purpose.

Intellectual Property

In recent years, we have elected to rely more on trade secret protection to protect our intellectual property for proprietary product formulations and manufacturing methods. We will file for patent protection in situations where we believe that relying on trade secret protection alone would not provide sufficient protection.

We own the Lubrajel®, Renacidin®, Clorpactin®, Excellence Through Innovation®, and Natrajel® trademarks.

Raw Materials

We purchase a predominant amount of our raw materials from multiple sources in the United States and believe that raw material supplies will be available in quantities sufficient to meet demand in 2026. Although some of those raw materials may be manufactured overseas, all but one of our suppliers are located within the United States.

While we obtain most of our raw materials and lab supplies from domestic sources, we have three suppliers that obtain their raw materials from China. These materials are not purchased by us in large quantities, and we have adequate stock on hand to cover the next six months. In addition, we have one direct raw material supplier in China; however, the raw materials we purchase from this supplier are not in large quantities and the effect of any tariffs enacted would not materially impact the pricing of our products.

The principal raw materials we use consist of common industrial organic and inorganic chemicals. We have three major raw material vendors that together accounted for approximately 82% of our raw material purchases in 2025 and 83% in 2024.

Inventories, Returns, and Allowances

We believe it is important to maintain moderate inventory levels of some of our finished goods in order to fulfill purchase orders in a timely manner. Historically, maintaining sufficient inventory levels, and adequate allowances for have not been a significant factor in our business.

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

Research and Development

Our R&D team’s main focus is to develop new products and product-line extensions. The product development activities are focused on developing products for identified customers and unmet market needs. We frequently collaborate with customers to develop the desired product to meet their specific needs. The R&D team also provides technical support services to assist our customers with application development and co-development. In addition, the R&D team provides ongoing technical assistance and know-how to quality assurance and manufacturing personnel to ensure consistent standards for our products and to deliver environmentally responsible products that exceed customer expectations.

Our research and development expenses in 2025 were $463,644 compared with $456,779 in 2024. We expect our research and development expenses in 2026 to be higher than those in 2025 in order to support innovation and growth initiatives. Any additional increase in R&D expenses will also depend on whether capital investments are required in order to continue development work on, or to manufacture, any of the new products under development.

We require all employees and consultants who may receive confidential and proprietary information to agree in writing to keep such information confidential.

Government Regulation

Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacturing and marketing of many of our products. Some of the products we develop and sell in the United States may be subject to approval from federal regulatory agencies, such as the U.S. Food & Drug Administration (“FDA”), as well as state regulatory agencies. Some products sold outside the United States may require approval from foreign regulatory agencies.

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

Portions of our operating expenses are directly attributable to complying with federal, state, and local environmental statutes and regulations. In 2025 and 2024, we incurred approximately $43,000 and $24,000, respectively, in federal, state, and local environmental law compliance expenses. There was no material financial or other impact on our results of operations as a result of compliance with environmental laws.

Health and Safety

We value all our employees, suppliers, customers and distributors as well as the broader environment in which we all live and work. We are committed to protecting the safety, health and security of our employees and that of the environment in which we operate. We are further committed and have implemented strict policies against anti-discrimination, anti-harassment and anti-bulling, and will not compromise employee health and safety or the environment for profit.

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

ECOVADIS

We joined EcoVadis in 2020 as part of our commitment to Corporate Social Responsibility (“CSR”). EcoVadis is a global leader in guiding, measuring, and improving corporate environmental and social responsibility and sustainability performance. Periodically we reassess our EcoVadis progress and in 2025 we scored higher than we had previously scored. While still in the top 15% of companies evaluated, we scored in the 93rd percentile. The newest evaluation reviewed policies, measurement and reporting in three main categories; environmental, labor and human rights and ethics.

As part of the reassessment, it was determined that we were strong in the following three areas:

1. Environmental:
Policies
● Environmental policy on energy consumption and GHGs
● Standard policy on majority of environmental issues
● Environmental policy on water
Measures
● Wastewater quality assessment
● Internal sorting and disposal of waste according to waste streams
● Actions or training to raise employee awareness on waste reduction and sorting
● Actions of labeling, sorting, handling and transporting hazardous substances
● Environmental emergency measure in place
● Specialized treatment and safe disposal of hazardous substances
● Training employees to safely handle and manage hazardous substances
Reporting
● Reporting on total gross Scope1 GHG emissions
● Standard reporting on environmental issues
● Reporting on total energy consumption
● Environmental reporting on materials, chemicals and waste
● Environmental reporting on energy consumption and GHGs

2. Labor and Human Rights:
Policies
● Labor and human rights policy on employee health and safety
● Standard policy on a majority of labor or human rights issues
● Labor and human rights policy on diversity, equity and inclusion
Measures
● Grievance mechanism on discrimination and/or harassment issues
● Compensation for extra or atypical working hours
● Health care coverage of employees in place

● Family Friendly programs (FFPs) implemented (e.g. parental or care leaves, childcare services or allowances)
● Equipment safety inspections or audits
● Provision of skills development training
● Regular assessment of individual performance
● Actions to promote internal mobility
● Provision of protective equipment to impacted employees
● Training of employees on health and safety risks and best working practices
● Actions to manage working hours and overtime
Reporting
● Standard reporting on labor and human rights issues
● Labor and human rights reporting on employee health and safety

3. Ethics:
Policies
● Exceptional policy on ethics issues
● Disciplinary sanctions to deal with policy violations
● Policies on corruption
● Policy on information security
Measures
● Incident response procedure (IRP) to manage breaches of confidential information
● Awareness training to prevent information security breaches

As part of our goal to continuously improve sustainability, our sustainability committee will be implementing the following initiatives:

1)	An overarching sustainability procedure will be created to include KPIs for key metrics.

2)	A review of our water usage during the manufacturing process with the aim of reducing water consumption.

3)	An updated training program that includes topics in leadership, management and compliance.

Employees

Human Capital Management

We currently have twenty-five employees, three of whom serve in an executive capacity, one in marketing, sixteen in research, quality control and manufacturing, two in maintenance and construction, and three in office and administrative support services. Of the total number of employees, twenty-three are employed full-time.

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

Market Information

Our Common Stock is currently traded on the NASDAQ Global Market, under the symbol “UG”

Holders of Record

As of March 2, 2026, there were 336 holders of record of Common Stock.

Dividend Policy

Our Board of Directors meet semi-annually in January and July of each year to discuss declaration of dividends.

On January 27, 2025 the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on February 18, 2025 to all holders of record as of February 10, 2025. On July 11, 2025, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on August 1, 2025, to all holders of record as of July 25, 2025.

In addition, for the year ended December 31, 2025, the Company made payments of $10,290 in dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares or whose shares had been escheated.

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

Executive Level Overview

We specialize in manufacturing cosmetic, personal care and sexual wellness ingredients and a line of healthcare products including pharmaceuticals and medical lubricants through our Guardian Laboratories division. With a long-standing reputation for delivering high-quality specialty products, we are committed to serving diverse markets with innovative solutions.

In January 2026, we entered into a new distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of our new Natrajel line of sexual wellness ingredients in the United States, Canada, Mexico, and the distribution of Lubrajel and Natrajel products in France. The new agreement provides an opportunity to grow the French market, which is known for innovation in personal care products. Although there were no sales of sexual wellness products during 2025, we are ready to begin manufacturing and distribution of this new line of products.

With a refined product portfolio and strategic partnerships, we are well-positioned for future growth, leveraging our expertise in specialty ingredients to capitalize on emerging market opportunities.

Impact of Global Supply Chain Instability, Inflation and Tariffs

During 2025, the United States (“U.S.”) changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners. While these negotiations resulted in the reduction of certain recently imposed tariffs, the average U.S. tariff rate remains at its highest level since the 1930s. In response to the changes in U.S. trade policies, certain U.S. trading partners imposed retaliatory tariffs on U.S. imports. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the U.S. or other countries, especially those instituted in the Company's significant markets or markets where its significant customers are located and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales price and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations. There can be no assurance that, in the future, the U.S. or other countries or international trade bodies will not institute new tariffs or more restrictive trade policies or remedies and, as a result, the Company may face additional uncertainty and adverse impact on its business, financial condition and results of operations.

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

Marketable Securities

Our marketable securities include investments in equity mutual funds, Certificates of Deposit and U.S. Treasury Bills with original maturities of greater than three months. Our marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. Certificates of Deposit and U.S. Treasury Bills with original maturities of more than 3 months are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer, and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2025 and 2024, we did not record an impairment charge regarding our investment in marketable securities because management believes, based on an evaluation of the circumstances, that any decline in fair value below the cost of certain of our marketable securities is temporary.

Revenue Recognition

We record revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.” Under this guidance, revenue is recognized when a customer obtains control of promised goods or services, in an amount that reflects the consideration expected to be received in exchange for those goods or services. Our principal source of revenue is product sales.

Our sales, as reported, are subject to a variety of deductions, some of which are estimated. These deductions are recorded in the same period in which the revenue is recognized. Such deductions, primarily related to the sale of our pharmaceutical products, include chargebacks from the United States Department of Veterans Affairs (“VA”), rebates in connection with our current participation in Medicare Drug Rebate Program, distribution fees, discounts, and outdated product returns. These deductions represent estimates of the related obligations and, as such, knowledge and judgment are required when estimating the impact of these revenue deductions on sales for a reporting period.

During 2025 and 2024, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Manufacturer Discount Program (“MDP”) (formerly the Medicare Part D Coverage Gap Discount Program (“CGDP”)). These programs require us to sell our product at a discounted price, typically given in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (ASU 2025-05), which allows an entity to elect a practical expedient for measuring expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for as revenues from contracts with customers. This expedient allows an entity to assume that current economic conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025 and interim periods within fiscal years beginning after December 15, 2026. As permitted, we have elected to early adopt the practical expedient as of December 31, 2025 and applied its provisions prospectively to the provision for credit losses. The adoption of ASU 2025‑05 did not have a material impact our results of operations, cash flows or financial condition.

As of December 31, 2025 and December 31, 2024, the allowance for credit losses on accounts receivable was $17,169 and $14,342, respectively. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

Inventory Valuation Allowance

In conjunction with our ongoing analysis of inventory valuation, management constantly monitors projected demand on a product-by-product basis. Based on these projections, management evaluates the levels of write-downs required for inventory on hand and inventory on order from contract manufacturers. Although we believe that we have been reasonably successful in identifying write-downs in a timely manner, sudden changes in buying patterns from customers, either due to a shift in product interest and/or a complete pullback from their expected order levels, may result in the recognition of larger-than-anticipated write-downs. We have performed an evaluation of our inventory on hand as of December 31, 2025 and December 31, 2024, and believe the reserves are adequate to cover any slow-moving or obsolete inventory.

Results of Operations

Sales

Sales decreased by approximately 13%, from $12,181,971 in 2024 to $10,545,468 in 2025. The decrease in sales was primarily due to a decrease in sales of our cosmetic ingredient products, specifically a decrease of 54% in sales to our largest distributor, ASI, in 2025 compared with 2024. Sales of our pharmaceutical products increased by 15% in 2025 compared to 2024, due to increased orders from our largest pharmaceutical distributors. Sales of medical lubricants increased by 4%, primarily due to increased orders placed by two large customers in China.

Cosmetic Ingredients

Sales of our cosmetic ingredients decreased by approximately 45%, from $5,438,262 in 2024 to $3,006,522 in 2025. The decrease was primarily due to a decrease in sales to ASI. Based on information provided to the Company by ASI, the reason for the decrease during 2025 was due to a combination of decreased demand for our products in Asia, combined with ASI dealing with an overstocking issue. This decrease was partially offset by an increase in sales to our other three distributors, whose sales increased by a net of approximately 62%, combined with an increase in sales of approximately 13% from two of our small direct cosmetic ingredient customers.

We continue to experience global competition from Asian and European companies that manufacture and sell products that are competitive with our products. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products. We work closely with our network of distributors to price our products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and expand our customer base. We expect that this competitive environment will continue in 2026 and we plan to enhance our competitive position by strengthening our core capabilities and investing in new product development, especially in the area of naturally derived products. We will continue to provide high-quality products, technical expertise, and the reliability our customers have come to expect from us.

Pharmaceuticals

Because there are fees, rebates, and allowances associated with sales of our two pharmaceutical products, Renacidin and Clorpactin, discussion of our pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances). Gross sales of our two pharmaceutical products, Renacidin and Clorpactin, together increased by approximately 11%, from $5,602,259 in 2024 to $6,225,905 in 2025. Gross sales of Renacidin increased by approximately 14%, from $4,897,331 in 2024 to $5,582,668 in 2025, and gross sales of Clorpactin decreased by 9% from $704,928 in 2024 to $643,237 in 2025.

The primary reason for the increase in Renacidin sales was due to increases in sales to all of our major pharmaceutical wholesalers in 2025 compared to 2024. This was mainly due to our contract manufacturer temporarily ceasing manufacturing during the latter part of 2023 and the beginning of 2024. During this time, we were unable to fill complete orders of Renacidin and were allocating product to all of our pharmaceutical distributors. We resumed filling orders in full towards the end of March 2024.

Net sales of our pharmaceutical products increased by approximately 15% in 2025 compared with the same period in 2024. The increase in net sales was due to an increase in gross sales as discussed above, combined with a decrease in certain pharmaceutical-related rebates and allowances. The decrease in pharmaceutical-related rebates and allowances in 2025 was primarily due to a decrease in Medicare rebates due to the new MDP Program phase-in as discussed under “Revenue Recognition” combined with a decrease in the reserve for outdated material returns.

Medical Lubricants

Sales of our medical lubricants increased by approximately 4% in 2025, from $2,028,564 in 2024 to $2,111,104 in 2025. The increase in sales was driven by increased demand from two of our larger customers located in China.

Sexual Wellness Ingredients

There were no sales of our sexual wellness ingredients in 2025. Our distributor has been actively marketing these ingredients to customers in the sexual wellness market; however, it takes time for customers to adopt new ingredients into their product formulations. As the sexual wellness market is an emerging market, especially for new innovative products, we are well positioned to be at the forefront. Being at the forefront presents opportunities to provide education and assistance to our customers as they determine how to bring their products to market, and we are continuously learning and developing new marketing tools to aid our customers.

Gross Profit on Sales

Gross profit on sales was 49% in 2025 compared with 53% in 2024. The decrease in gross profit was primarily due to two factors. The first was a decrease in sales of our cosmetic ingredients in 2025 compared to 2024, as these products carry a higher profit margin than our pharmaceutical products. During 2025, cosmetic ingredient sales represented approximately 29% of the company’s total sales, compared to 45% in 2024. The second factor was due to higher per unit overhead costs in 2025 due to decreased production of those cosmetic ingredients, which was caused by lower demand for some of our cosmetic ingredients.

Operating Expenses

Operating expenses increased by approximately 3%, from $2,356,819 in 2024 to $2,434,148 in 2025. The increase was mainly attributable to the following: 1) increases in payroll and payroll related expenses; and 2) an increase in consulting fees in connection with a study relating to Renacidin, our most important pharmaceutical product. In connection with our growth initiatives, we anticipate that operating expenses will increase modestly in 2026.

Research and Development Expenses

Research and development expenses increased by approximately 2%, from $456,779 in 2024 to $463,644 in 2025. In connection with the Company’s growth initiatives, we expect our research and development expenses to increase modestly during 2026.

Investment Income

Investment income decreased by approximately 16%, from $434,679 in 2024 to $365,308 in 2025. The decrease was primarily due to a decrease in interest income from investments in U. S. Treasury Bills due to lower interest rates in 2025 compared to 2024, combined with a decrease in the average amount invested during 2025 compared to 2024 due to less cash provided by operations in 2025.

Net Gain on Marketable Securities

For the year ended December 31, 2025, we recorded net gains on our marketable securities portfolio of $34,359 compared with net gains of $26,989 in 2024. These increased gains were due to normal market fluctuations. The Company’s management and Board of Directors continue to closely monitor the Company's investment portfolio and have made, and will continue to make, any changes they believe may be necessary or appropriate to minimize the future impact of global market volatility on the Company’s financial position.

Provision for Income Taxes

The provision for income taxes decreased from $857,582 in 2024 to $537,277 in 2025. This decrease was due to a decrease in income before taxes. Our effective income tax rate was 20.3% in 2025 and 20.9% in 2024.

Liquidity and Capital Resources

Working capital decreased from $10,751,082 at December 31, 2024 to $10,532,076 at December 31, 2025. The decrease in working capital was mainly due to a decrease in cash and cash equivalents and marketable securities. The current ratio increased from 6.6 to 1 at December 31, 2024 to 7.3 to 1 at December 31, 2025. The increase in the current ratio was due mainly due to a decrease in accrued expenses.

Accounts receivable (net of allowance for credit losses) increased from $1,428,455 at December 31, 2024 to $1,586,889 at December 31, 2025. The increase in accounts receivable was due to an increase in sales during the fourth quarter of 2025. The receivables turnover, or “Days Sales Outstanding,” for 2025 was 52 days, compared with 45 days in 2024. The receivables turnover increased in 2025 primarily due to one of our larger pharmaceutical distributors transitioning to electronic payments, which resulted in extended payment terms. The allowance for credit losses on accounts receivable increased from $14,342 in 2024 to $17,169 in 2025, and we believe that the net balance of our accounts receivable as of December 31, 2025 was, and continues to be, fully collectible.

We generated cash from operations of $1,966,819 in 2025 compared with $3,466,251 in 2024. The decrease in 2025 was primarily due to a decrease in net income combined with increases in accounts receivable and prepaid income taxes and a decrease in accrued expenses.

Net cash provided by investing activities was $175,343 for the year ended December 31, 2025, compared with net cash used in investing activities of $7,077,395 for the year ended December 31, 2024. This shift was primarily due an increase in the purchase of longer-term investments in 2024 that were classified as marketable securities. During 2023, most of the of our marketable securities consisted of U.S. Treasury Bills and Certificates of Deposit that had maturities of less than three months and were included in cash and cash equivalents. During 2024, we changed our investment strategy to longer term fixed income investments due to the anticipated decrease in interest rates.

Net cash used in financing activities was $2,766,720 and $2,756,323 for the years ended December 31, 2025 and 2024, respectively. The increase was due to a payment made in the second quarter of 2025 in the amount of $10,290, which represented dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares, or whose shares had been escheated.

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

(a)   Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the design, operation, and effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of December 31, 2025. On the basis of that evaluation, management concluded that our disclosure controls and procedures are designed to be, and are, effective at providing reasonable assurance that the information required to be disclosed in reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

(b)   Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to management and to our Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Principal Executive Officer and Principal Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO 2013”). Based on management’s evaluation under the framework in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2025 that materially affected, or would be reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2025.

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

UNITED-GUARDIAN, INC.

By: /s/ Donna Vigilante
Donna Vigilante
Date: March 25, 2026	President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Donna Vigilante Donna Vigilante	President (Principal Executive Officer)	March 25, 2026

By: /s/ Andrea Young Andrea Young	Chief Financial Officer (Controller, Principal Financial Officer, and Principal Accounting Officer); Treasurer; Secretary	March 25, 2026

By: /s/ Lawrence F. Maietta	Director	March 25, 2026
Lawrence F. Maietta

By: /s/ Arthur M. Dresner	Director	March 25, 2026
Arthur M. Dresner

By: /s/ Andrew A. Boccone	Director	March 25, 2026
Andrew A. Boccone

By: /s/ Catherine Kolinski	Director	March 25, 2026
Catherine Kolinski

By: /s/ S. Ari Papoulias	Director	March 25, 2026
S. Ari Papoulias

By: /s/ Ken Globus Ken Globus	Chairman of the Board of Directors	March 25, 2026

EXHIBIT INDEX

Exhibit #	Description

3.1	Certificate of Incorporation of the Company as filed April 22, 1987 (Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K, dated September 21, 1987)
3.2

By-laws of the Company, as amended and adopted by the Board of Directors on March 18, 2020 (Incorporated by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K, dated April 10, 2020)

14.1	Code of Ethics and amendments thereto (Incorporated by reference to Exhibit 14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2019)
19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2024)
21.1	Subsidiaries of the Company: None
31.1*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32*	Joint certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002
97.1	Policy Relating to Recovery of Erroneously Awarded Compensation (Incorporated by reference to Exhibit 97.1 of the Registrant’s Current Report on Form 10-K for fiscal year ended December 31, 2023)
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE***	Inline XBRL Taxonomy Extension Label Presentation Document
104***	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101)

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

December 31, 2025 and 2024)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee and Stockholders of
United-Guardian, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of United-Guardian, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Jericho, New York

March 25, 2026

STATEMENTS OF INCOME

	Years ended December 31,
	2025	2024

Net sales	$10,545,468	$12,181,971

Costs and expenses:
Cost of sales	5,404,328	5,721,584
Operating expenses	2,434,148	2,356,819
Research and development	463,644	456,779
Total costs and expenses	8,302,120	8,535,182
Income from operations	2,243,348	3,646,789
Other income:
Investment income	365,308	434,679
Net gain on marketable securities	34,359	26,989
Total other income	399,667	461,668

Income before provision for income taxes	2,643,015	4,108,457

Provision for income taxes	537,277	857,582
Net income	$2,105,738	$3,250,875

Earnings per common share (basic and diluted)	$0.46	$0.71

Weighted average shares (basic and diluted)	4,594,319	4,594,319

See Notes to Financial Statements

BALANCE SHEETS

ASSETS

	December 31,
	2025	2024
Current assets:
Cash and cash equivalents	$1,251,097	$1,875,655
Marketable securities	7,322,646	7,522,625
Accounts receivable, net of allowance for credit losses of $17,169 in 2025 and $14,342 in 2024	1,586,889	1,428,455
Inventories, net	1,507,763	1,451,995
Prepaid expenses and other current assets	207,839	207,804
Prepaid income taxes	325,163	179,017

Total current assets	12,201,397	12,665,551

Deferred income taxes, net	---	175,397

Property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,786,309	4,743,238
Building and improvements	3,352,276	3,336,352
Total property, plant and equipment	8,207,585	8,148,590

Less accumulated depreciation	7,300,403	7,192,203
Total property, plant, and equipment, net	907,182	956,387

TOTAL ASSETS	$13,108,579	$13,797,335

See Notes to Financial Statements

BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31,
	2025	2024
Current liabilities:
Accounts payable	$480,791	$425,003
Accrued expenses	1,164,948	1,467,933
Deferred revenue	12,177	---
Dividends payable	11,405	21,533
Total current liabilities	1,669,321	1,914,469
Deferred income taxes, net	207,246	---
Total liabilities	1,876,567	1,914,469

Commitments and contingencies

Stockholders’ equity:
Common stock, $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at December 31, 2025 and 2024	459,432	459,432
Retained earnings	10,772,580	11,423,434
Total stockholders’ equity	11,232,012	11,882,866
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,108,579	$13,797,335

See Notes to Financial Statements

STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended December 31, 2025 and 2024

	Common stock		Retained
	Shares	Amount	earnings	Total

Balance, January 1, 2024	4,594,319	$459,432	$10,929,150	$11,388,582

Net income	---	---	3,250,875	3,250,875

Dividends declared, not paid ($0.60 per share)	---	---	(268)	(268)

Dividends declared and paid ($0.60 per share)	---	---	(2,756,323)	(2,756,323)

Balance, December 31, 2024	4,594,319	$459,432	$11,423,434	$11,882,866

Net income	---	---	2,105,738	2,105,738

Dividends declared, not paid ($0.60 per share)	---	---	(163)	(163)

Dividends declared and paid ($0.60 per share)	---	---	(2,756,429)	(2,756,429)

Balance, December 31, 2025	4,594,319	$459,432	$10,772,580	$11,232,012

See Notes to Financial Statements

STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$2,105,738	$3,250,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,200	95,885
Net gain on marketable securities	(34,359)	(26,989)
Allowance for credit losses	2,827	(2,330)
Allowance for obsolete inventory	(792)	(14,208)
Deferred income taxes	382,643	(124,467)
(Increase) decrease in operating assets:
Accounts receivable	(161,261)	140,714
Inventories	(54,976)	(214,281)
Prepaid expenses and other current assets	(35)	(16,096)
Prepaid income taxes	(146,146)	(2,797)
Increase (decrease) in operating liabilities:
Accounts payable	55,788	290,554
Accrued expenses	(302,985)	104,889
Deferred revenue	12,177	(15,498)

Net cash provided by operating activities	1,966,819	3,466,251

Cash flows from investing activities:
Acquisitions of property, plant and equipment	(58,995)	(433,077)
Purchases of marketable securities	(12,941,872)	(8,459,318)
Proceeds from sales of marketable securities	13,176,210	1,815,000
Net cash provided by (used in) investing activities	175,343	(7,077,395)

Cash flows from financing activities:
Dividends paid	(2,766,720)	(2,756,323)
Net cash used in financing activities	(2,766,720)	(2,756,323)

Net decrease in cash and cash equivalents	(624,558)	(6,367,467)
Cash and cash equivalents, beginning of year	1,875,655	8,243,122
Cash and cash equivalents, end of year	$1,251,097	$1,875,655

Supplemental disclosure of cash flow information
Taxes paid	$300,780	$1,050,795

Supplemental disclosure of non-cash items:
Dividends payable	$163	$268

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

United-Guardian, Inc. (“Registrant” or “Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic, personal care and sexual wellness ingredients, and a line of healthcare products including pharmaceuticals and medical lubricants. The Company also conducts research and product development, primarily related to the development of new and unique cosmetic ingredients. The Company’s research and development department also modifies, refines, and expands the uses for existing products, with the goal of further developing the market for the Company's products. Two major product lines, Lubrajel and Renacidin Irrigation Solution (“Renacidin”), together accounted for approximately 93% of the Company’s sales for the years ended December 31, 2025 and, 2024, respectively. Lubrajel accounted for approximately 48% and 60% of the Company’s sales for the years ended December 31, 2025 and December 31, 2024, respectively, and Renacidin accounted for approximately 45% and 33% of the Company’s sales for the years ended December 31, 2025 and December 31, 2024, respectively.

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

Impact of Global Supply Chain Instability, Inflation and Tariffs

During 2025, the United States (“U.S.”) changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners. While these negotiations resulted in the reduction of certain recently imposed tariffs, the average U.S. tariff rate remains at its highest level since the 1930s. In response to the changes in U.S. trade policies, certain U.S. trading partners imposed retaliatory tariffs on U.S. imports. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the U.S. or other countries, especially those instituted in the Company's significant markets or markets where its significant customers are located and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales prices, and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations. There can be no assurance that, in the future, the U.S. or other countries or international trade bodies will not institute new tariffs or more restrictive trade policies or remedies and, as a result, the Company may face additional uncertainty and adverse impact on its business, financial condition and results of operations.

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

Accounts Receivable and Reserves

In accordance with FASB ASU 2025-05, the Company presents financial assets at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. This is in contrast to previous U.S. GAAP, under which credit losses were not recognized until it was probable that a loss had been incurred. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At December 31, 2025 and 2024, the allowance for credit losses related to accounts receivable amounted to $17,169 and $14,342, respectively.

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

During 2025 and 2024, the Company participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Manufacturer Discount Program (“MDP”) (formerly the Medicare Part D Coverage Gap Discount Program (“CGDP”)). These programs require us to sell our product at a discounted price, typically given in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At December 31, 2025 and 2024, the Company had an allowance of $194,947 and $276,732, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed.

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

At December 31, 2025, the Company recorded advance payments from one of its customers in the amount of $12,177, which was recorded as deferred revenue on the balance sheet. The related performance obligations associated with these payments were satisfied in the first quarter of 2026. No such advanced payments existed at December 31, 2024.

The Company has distribution agreements with certain distributors of its pharmaceutical products that entitle those distributors to distribution and services-related fees. The Company records distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated net sales by product class are as follows:

	Years ended December 31,
	2025	2024
Cosmetic ingredients	$3,006,522	$5,438,262
Pharmaceuticals	5,427,842	4,715,145
Medical lubricants	2,111,104	2,028,564
Total Net Sales	$10,545,468	$12,181,971

The Company’s cosmetic ingredients are currently marketed worldwide by five distributors, of which the United States (“U.S.”)-based ASI purchases the largest volume. For the years ended December 31, 2025 and 2024, approximately 23% and 16%, respectively, of the Company’s sales were to (a) its foreign-based distributors (which does not include ASI), which marketed and distributed the Company’s cosmetic ingredients to customers outside the U.S, and (b) a few foreign customers for the Company’s medical lubricants, which were sold directly to those customers by the Company.

Disaggregated sales by geographic region are as follows:

	Years ended December 31,
	2025	2024
United States*	$8,141,533	$10,175,926
Other countries	2,403,935	2,006,045
Net Sales	$10,545,468	$12,181,971

* Although a significant percentage of ASI’s purchases from the Company are sold to foreign customers, all sales to ASI are considered U.S. sales for financial reporting purposes, since all shipments to ASI are shipped to ASI’s warehouses in the U.S. A certain percentage of those products are subsequently shipped by ASI to its foreign customers. Based on sales information provided to the Company by ASI, 77% of ASI’s sales in 2025 were to customers in foreign countries, compared with 79% in 2024. ASI’s largest foreign market in both 2025 and 2024 was China, which accounted for approximately 41% of ASI’s sales in 2025 and 43% of sales in 2024.

Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and it believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of United States Treasury Bills and Certificates of Deposit. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2025 and 2024, approximately $1,300 and $234,000 respectively, exceeded the FDIC limit. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At December 31, 2025 and 2024, cash held in these money market mutual funds of approximately $502,000 and $563,000, respectively, exceeded the SIPC limit.

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

In addition, for the year ended December 31, 2025, the Company made payments of $10,290 in dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares or whose shares had been escheated.

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

Marketable Securities

The Company’s marketable securities include investments in equity mutual funds, United States Treasury Bills (“U.S. Treasury Bills”) and Certificates of Deposit with maturities longer than 3 months. The Company’s marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. U.S Treasury Bills and Certificates of Deposit are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. The Company evaluates its investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company would record an impairment charge to the extent that the cost of the available-for-sale securities exceeds the estimated fair value of the securities and the decline in value is determined to be other-than-temporary. During 2025 and 2024, the Company did not record an impairment charge regarding its investment in marketable securities because management believes, based on its evaluation of the circumstances, that the decline in fair value below the cost of certain of the Company’s marketable securities is temporary.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. No impairments were necessary at December 31, 2025 and 2024.

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

For the year ended December 31, 2025, three of the Company’s pharmaceutical wholesalers and one cosmetic ingredient distributor accounted for approximately 74% of the Company’s gross sales during the year and approximately 82% of its outstanding accounts receivable on December 31, 2025. For the year ended December 31, 2024, the same three pharmaceutical wholesalers and one cosmetic ingredient distributor accounted for a total of approximately 80% of the Company’s gross sales during the year and 87% of its outstanding accounts receivable on December 31, 2024.

Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times. The Company has three major raw material vendors that collectively accounted for approximately 82% and 83% of the raw material purchases by the Company in 2025 and 2024, respectively. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer to produce its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

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

Uncertain tax positions are accounted for utilizing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2025 and 2024, the Company did not have any unrecognized income tax benefits. It is the Company’s policy to recognize interest and penalties related to taxes as interest expense as incurred. During the years ended December 31, 2025 and 2024, the Company did not record any tax-related interest or penalties. The Company’s tax returns for 2022 and all subsequent years are subject to examination by the United States Internal Revenue Service (“IRS) and by the State of New York.

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

New Accounting Standards

On December 8, 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270)” which is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes according to GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” These amendments are not intended to change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027.

In July 2025, the FASB issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The accounting policy election permits nonpublic entities that elect the practical expedient to also consider collection activity occurring after the balance sheet date when estimating expected credit losses. The standard is effective for fiscal years beginning after December 15, 2025, and for interim periods within those annual reporting periods. Early adoption is permitted. The Company adopted ASU 2025-05 for the year ended December 31, 2025. The adoption did not have a material impact on its financial condition, results of operations or cash flows.

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

In December 2023, the FASB issued ASU 2023-09 “Income Taxes- Improvements to Income Tax Disclosures.” This guidance enhances the transparency and decision usefulness of income tax disclosures. More specifically, the amendments relate to the income tax rate reconciliation and income taxes paid disclosures and require 1) consistent categories and greater disaggregation of information in the rate reconciliation and 2) income taxes paid disaggregated by jurisdiction. This guidance is effective for fiscal years beginning after December 31, 2024. On January 1, 2025, the Company implemented this standard and applied the guidance under the new standard to include additional disclosures in this Form 10-K for the year ended December 31, 2025.

In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures." This amendment requires additional disclosures by public entities, including those with a single reportable segment, to disclose significant segment expenses and other segment items for each reportable segment. The guidance applies to fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. On January 1, 2024, we adopted the new standard and applied the guidance under the new standard to include additional disclosures for our single reportable segment. See notes A and G for additional information.

NOTE B – CASH AND CASH EQUIVALENTS

Cash and cash equivalents include currency on hand, demand deposits with banks or financial institutions, and short-term, highly liquid investments that are both readily convertible to known amounts of cash and so near their maturity that they present minimal risk of changes in value because of changes in interest rates. The following table summarizes the Company’s cash and cash equivalents:

	December 31,
	2025	2024
Demand Deposits	$248,997	$404,801
Money market funds	1,002,100	1,470,854
Total cash and cash equivalents	$1,251,097	$1,875,655

NOTE C - MARKETABLE SECURITIES

Marketable securities include investments in equity mutual funds, which are reported at their fair values, and U.S. Treasury Bills and Certificates of Deposit with original maturities greater than 3 months, which are recorded at amortized cost.

The disaggregated net gains and losses on the marketable securities recognized in the income statement for the years ended December 31, 2025 and 2024 are as follows:

	Years ended December 31,
	2025	2024
Net gains recognized during the year on marketable securities	$34,359	$26,989
Less: Net losses realized during the year on marketable securities sold during the period	1,507	---
Net unrealized gains recognized during the reporting year on marketable securities still held at the reporting date	$35,866	$26,989

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

December 31, 2025

	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$713,120	$777,963	$64,843

Other short-term investments:
U.S. Treasury Bills (original maturities > 3 months)	6,544,683	6,544,683	---

Total marketable securities	$7,257,803	$7,322,646	$64,843

December 31, 2024

	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$634,705	$663,682		$28,977

Other short-term investments:
Fixed income Certificates of Deposit (original maturities > 3 months)	570,000	570,000		---
U.S. Treasury Bills (original maturities > 3 months)	6,288,943	6,288,943		---

Total other short-term investments	$6,858,943	$6,858,943	$	---
Total marketable securities	$7,493,648	$7,522,625		$28,977

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income on United States Treasury Bills, Certificates of Deposit and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $13,176,210 for the year ended December 31, 2025, with realized losses on those sales of $1,507. Proceeds from the sale and redemption of marketable securities for the year ended December 31, 2024 amounted to $1,815,000, and there were no realized gains or losses.

NOTE D – INVENTORIES

Inventories consist of the following:

	December 31,
	2025	2024
Raw materials	$442,993	$448,113
Work in process	5,505	58,699
Finished products	1,059,265	945,183
Total Inventories	$1,507,763	$1,451,995

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out method. Finished product inventories on December 31, 2025 and December 31, 2024 are net of a reserve of $32,000 and $32,792, respectively.

NOTE E – INCOME TAXES

The provision for income taxes consists of the following:

	Years ended December 31,
Current	2025	2024
Federal	$153,821	$981,244
State	813	805
Total current provision for income taxes	154,634	982,049

Deferred
Federal	382,643	(124,467)
Total deferred expense (benefit) from income taxes	382,643	(124,467)

Total provision for income taxes	$537,277	$857,582

The following is a reconciliation of the Company’s effective income tax rate to the Federal statutory rate:

	Years ended December 31,
	2025		2024
	($)	Tax rate	($)	Tax rate
Income taxes at statutory federal income tax rate	$555,033	21.0%	$862,776	21.0%
State taxes, net of federal benefit	642	---	636	---
Research & development credits	(10,000)	(0.4)	(9,000)	(0.1)
Non-taxable dividends	(4,441)	(0.2)	---	---
(Over) under accrual from prior year	(3,957)	(0.1)	3,170	---
Provision for income taxes	$537,277	20.3%	$857,582	20.9%

The tax effects of temporary differences which comprise the deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
Deferred tax assets
Allowance for credit losses	$3,605	$3,012
Inventories	6,720	6,886
Accounts payable	100,966	89,251
R&D expenses	---	206,069
Accrued expenses	243,493	306,381
Total deferred tax assets	$354,784	$611,599
Deferred tax liabilities
Accounts receivable	(336,852)	(302,987)
Prepaid expenses	(57,682)	(58,171)
Depreciation on property, plant and equipment	(153,879)	(68,959)
Unrealized gain on marketable securities	(13,617)	(6,085)
Total deferred tax liabilities	(562,030)	(436,202)
Net deferred tax (liability) asset	$(207,246)	$175,397

On July 4, 2025, H.R. 1, also known as the One Big Beautiful Bill Act (OBBBA), was signed into law. The OBBBA includes, among other provisions, changes to United States corporate income tax law, including restoration of accelerated depreciation on capital expenditures, deductible research and development expenses, and modifications to the international tax framework. The OBBBA has multiple effective dates, with certain provisions effective in the current fiscal year and others effective in future fiscal years. The Company has estimated the tax effects of OBBBA, which did not have a material impact on its financial statements during the current period, while providing cash tax benefits in the current fiscal year due to accelerated tax deductions.

NOTE F - BENEFIT PLANS

Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee's pay. Employees become fully vested in employer matching contributions immediately. Company 401(k) matching contributions were approximately $101,000 and $84,000 for the years ended December 31, 2025 and 2024, respectively.

The Company can also elect to make discretionary contributions to each employee's account based on a “pay-to-pay” safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. For the year ended December 31, 2024, the Company’s Board of Directors authorized discretionary contributions in the amount of $115,000 to be allocated among all eligible employees. For the year ended December 31, 2025, the Company’s Board of Directors elected not to fund a discretionary contribution due to the Company’s reduced sales and earnings. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

NOTE G - GEOGRAPHIC AND OTHER INFORMATION

Through its Guardian Laboratories division, the Company conducts research, product development, manufacturing, and marketing of cosmetic, personal care and sexual wellness ingredients, and a line of healthcare products including pharmaceuticals and medical lubricants. All the products that the Company markets, with the exception of Renacidin, are produced at its facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for the Company by an outside contract manufacturer. The Company’s R&D department not only develops new products but also modifies and refines existing products, with the goal of expanding the potential markets for the Company’s products. Many of the cosmetic ingredients manufactured by the Company, particularly its Lubrajel line of water-based moisturizing and lubricating gels, are currently used by many of the major multinational personal care products companies.

The Company operates in one business segment. The Company’s products are separated into four distinct product categories: cosmetic ingredients, pharmaceuticals, medical lubricants and sexual wellness ingredients. Each product category is marketed differently.

The cosmetic ingredients are marketed through a global network of distributors. These distributors purchase products outright from the Company and provide the main marketing and sales functions for these products on behalf of the Company. They in turn receive their compensation for those efforts by re-selling those products at a markup to their customers. This enables the Company to aggressively have its products marketed without the high cost of maintaining its own in-house marketing and sales staff. In 2024 we hired a marketing director to work alongside our distributors and provide marketing materials, training and aid in customer visits. We believe this strategy will allow us to better serve our mutual customers and build stronger relationships with our distributors. The Company currently has two written distribution agreements with the companies that market its cosmetic ingredients. The marketing contract with ASI terminated on December 31, 2023, and the Company is currently in negotiations with ASI to establish a new marketing agreement. At this time, we have not finalized a new agreement, but we have made significant strides in the negotiation process. Our goal is to finalize the contract in the first half of 2026, but there can be no assurance that we will be able to do so. We continued to work with ASI as we negotiate the new agreement by fulfilling orders, discussing marketing strategies, and continuing to engage with them on other marketing matters in a manner consistent with past practice. All sales of the Company’s cosmetic ingredients are final other than product later determined to be defective, and the Company does not make any sales on consignment.

No prior regulatory approval is needed by the Company to sell any products other than its pharmaceutical products. The end users of its products may or may not need regulatory approvals, depending on the intended claims and uses of those products.

The pharmaceutical products include a urological product and a topical biocide that are sold to end users primarily through distribution agreements with major drug wholesalers. For these products, the Company does the marketing, and the drug wholesalers supply the product to the end users, such as hospitals and pharmacies. The Company’s marketing effort for Renacidin, its most important drug product, currently includes a Renacidin website which provides product information to patients and healthcare providers. We also expanded our marketing efforts in 2025 by creating a value proposition for insurance companies in an effort to be included on additional drug formularies. So far, our message has been well received, and we will continue our outreach activities. There is currently no active marketing effort for Clorpactin. Both of these products were originally developed in the 1950s. Clorpactin pre-dated the need for a formal New Drug Application (“NDA”), and the current sterile liquid form of Renacidin is marketed under an NDA that was approved by the FDA in 1990.

The medical lubricants are not pharmaceutical products. They consist primarily of water-based lubricating gels, which are marketed by the Company directly to manufacturers that incorporate them into urologic catheters and other medical devices and products that they sell. These products are distinguished from pharmaceutical products in that, unlike the pharmaceutical products, the Company is not required to obtain regulatory approval prior to marketing them. Regulatory approvals are the responsibility of the companies that market the finished products in which the Company’s products are used, which are typically classified as medical devices. However, the Company is responsible for manufacturing these products in accordance with current GMPs, and its manufacturing facility is subject to regular FDA oversight.

The sexual wellness ingredients are marketed by Brenntag Specialties, a global market leader in chemicals and ingredient distribution. The Company entered into a new marketing and distribution agreement with Brenntag in January of 2026 in the United States, Canada, Mexico and France.

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

(a)	Net Sales

	Years ended December 31,
	2025	2024
Cosmetic Ingredients	$3,280,604	$5,817,172
Pharmaceuticals	6,225,905	5,602,259
Medical Lubricants	2,111,104	2,028,564
Gross Sales	11,617,613	13,447,995
Less: Discounts and allowances	(1,072,145)	(1,266,024)
Net Sales	$10,545,468	$12,181,971

(b)	Geographic Information

	Years ended December 31,
	2025	2024
United States	$8,141,533	$10,175,926
Other countries	2,403,935	2,006,045
Net Sales	$10,545,468	$12,181,971

(c)	Gross Sales to Major Customers

	Years ended December 31,
	2025	2024
Customer A	$2,593,213	$5,387,048
Customer B	2,590,260	2,239,705
Customer C	1,874,068	1,831,551
Customer D	1,596,088	1,331,544
All other customers	2,963,984	2,658,147
Total Gross Sales	$11,617,613	$13,447,995

NOTE H - ACCRUED EXPENSES

Accrued expenses on December 31, 2025 and 2024 consist of:

	2025	2024
Bonuses	$182,383	$290,000
Distribution fees	463,331	441,397
Payroll and related expenses	90,151	73,915
Company 401(k) contribution	---	115,000
Annual report expenses	80,387	83,238
Audit fee	72,708	73,364
Reserve for outdated material returns	194,947	276,732
Sales rebates	55,983	90,904
Other	25,058	23,383
Total accrued expenses	$1,164,948	$1,467,933

NOTE I - SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION AND NON-CASH INVESTING AND FINANCING ACTIVITIES

As of December 31, 2025, the Company had a number of unconverted Guardian Chemical shares that would convert to approximately 174 shares of United-Guardian, Inc. common stock if all of the remaining holders of those Guardian shares converted their Guardian stock to United-Guardian stock. The Company’s transfer agent continues to try to locate the holders of those shares in anticipation of escheating them to the appropriate state jurisdictions. The Company is currently accruing dividends on the 174 shares that have not yet been exchanged or designated for escheatment as of December 31, 2025, and the Company will continue to do so as dividends are declared.

NOTE J - RELATED PARTY TRANSACTIONS

The Company’s consulting agreement with Ken Globus, its former President, expired on May 31, 2024 and there were no consulting related payments to Mr. Globus during 2025. For the year ended December 31, 2024, the Company made payments of $20,000 to Mr. Globus for consulting services. Ken Globus is a director of the Company and currently serves as Chairman of the Board of Directors.

During the years ended December 31, 2025 and 2024, the Company paid PKF O’Connor Davies $22,438 and $23,250, respectively, for accounting and tax services. Lawrence Maietta, a former partner at PKF O’Connor Davies, is now a senior consultant with the firm. Mr. Maietta is a director of the Company.

NOTE K – SUBSEQUENT EVENTS

The Company has agreed to a monetary settlement with its contract manufacturer (“CM”) of its pharmaceutical product Renacidin. The settlement relates to the unexpected shutdown of the CM’s facility during the latter part of 2023 and beginning of 2024. During this time, the Company was unable to fill complete orders of Renacidin. On October 27, 2023, the Company notified its CM of its intention to file a claim for breach of its supplier contract and requested compensation for the loss of sales during the shutdown period. The settlement, which has been agreed upon by both parties, calls for the CM to supply the Company with a specified volume of product at no cost, which is expected to be shipped by the CM in March of 2026. The product covered by this agreement is valued at approximately $300,000 and the benefit of such settlement is expected to be recognized in the first quarter of 2026.

On January 16, 2026, the Company entered into a new distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of the Company’s new Natrajel line of sexual wellness ingredients in the United States, Canada, and Mexico, and the distribution of Lubrajel and Natrajel products in France. The new agreement provides an opportunity to grow the French market, which is known for innovation in both the personal care and sexual wellness markets.

On January 26, 2026, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 17, 2026, to all stockholders of record as of February 9, 2026.