Form 10-Q
period 2026-03-31
UNITED GUARDIAN INC
filed 2026-05-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Emerging growth company☐

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of May 1, 2026, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

UNITED-GUARDIAN, INC. STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED MARCH 31,

	2026	2025

Net sales	$2,872,222	$2,481,127

Costs and expenses:
Cost of sales	1,447,789	1,123,076
Operating expenses	666,963	632,735
Research and development	115,021	114,394
Total costs and expenses	2,229,773	1,870,205
Income from operations	642,449	610,922

Other income:
Investment income	69,814	84,687
Net gain on marketable securities	17,742	12,350
Settlement income	303,133	---
Total other income	390,689	97,037
Income before provision for income taxes	1,033,138	707,959

Provision for income taxes	214,236	147,064

Net income	$818,902	$560,895

Earnings per common share (basic and diluted)	$0.18	$0.12

Weighted average shares – basic and diluted	4,594,319	4,594,319

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS	MARCH 31,	DECEMBER 31,
	2026	2025
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$735,854	$1,251,097
Marketable securities	7,300,389	7,322,646
Accounts receivable, net of allowance for credit losses of $21,270 at March 31, 2026 and $17,169 at December 31, 2025	2,008,159	1,586,889
Inventories (net)	1,320,670	1,507,763
Prepaid expenses and other current assets	212,186	207,839
Prepaid income taxes	234,163	325,163
Total current assets	11,811,421	12,201,397

Property, plant and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,796,195	4,786,309
Building and improvements	3,352,276	3,352,276
Total property, plant and equipment	8,217,471	8,207,585
Less: accumulated depreciation	7,329,411	7,300,403
Total property, plant and equipment (net)	888,060	907,182

TOTAL ASSETS	$12,699,481	$13,108,579

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 31,	DECEMBER 31,
	2026	2025
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$114,544	$480,791
Accrued expenses	1,316,387	1,164,948
Deferred revenue	25,641	12,177
Dividends payable	10,093	11,405
Total current liabilities	1,466,665	1,669,321

Deferred income taxes, net	330,482	207,246

Total liabilities	1,797,147	1,876,567

Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at March 31, 2026 and December 31, 2025	459,432	459,432
Retained earnings	10,442,902	10,772,580
Total stockholders’ equity	10,902,334	11,232,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,699,481	$13,108,579

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN
STOCKHOLDERS’ EQUITY
(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2026

	Common stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2026	4,594,319	$459,432	$10,772,580	$11,232,012

Net income	---	---	818,902	818,902

Dividends declared and paid ($0.25 per share)	---	---	(1,148,536)	(1,148,536)

Dividends declared, not paid ($0.25 per share)	---	---	(44)	(44)
Balance, March 31, 2026	4,594,319	$459,432	$10,442,902	$10,902,334

THREE MONTHS ENDED MARCH 31, 2025

	Common stock		Retained	Total
	Shares	Amount	Earnings

Balance, January 1, 2025	4,594,319	$459,432	$11,423,434	$11,882,866

Net income	---	---	560,895	560,895

Dividends declared and paid ($0.35 per share)	---	---	(1,607,893)	(1,607,893)

Dividends declared, not paid ($0.35 per share)	---	---	(119)	(119)
Balance, March 31, 2025	4,594,319	$459,432	$10,376,317	$10,835,749

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31,
	2026		2025
Cash flows from operating activities:
Net income		$818,902	$560,895
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation		29,008	25,030
Net gain on marketable securities		(17,742)	(12,350)
Allowance for credit losses		4,101	3,772
Change in allowance for obsolete inventory		(5,000)	(2,786)
Deferred income taxes		123,236	38,391
(Increase) decrease in operating assets:
Accounts receivable		(425,371)	(127,396)
Inventories		192,093	(48,280)
Prepaid expenses and other current assets		(4,347)	(36,919)
Prepaid income taxes		91,000	(91,327)
(Decrease) increase in operating liabilities:
Accounts payable		(366,247)	(46,753)
Accrued expenses and other current liabilities		151,439	59,803
Deferred revenue		13,464	---
Net cash provided by operating activities		604,536	322,080

Cash flows from investing activities:
Acquisition of property, plant, and equipment		(9,886)	(3,608)
Proceeds from sale of marketable securities		5,986,392	6,148,493
Purchase of marketable securities		(5,946,393)	(5,465,515)
Net cash provided by investing activities		30,113	679,370

Cash flows from financing activities:
Dividends paid		(1,149,892)	(1,607,893)
Net cash used in financing activities		(1,149,892)	(1,607,893)

Net decrease in cash and cash equivalents		(515,243)	(606,443)
Cash and cash equivalents at beginning of period		1,251,097	1,875,655
Cash and cash equivalents at end of period		$735,854	$1,269,212
Supplemental disclosure of cash flow information:
Taxes paid	$	---	$200,000
Supplemental disclosure of non-cash items:
Dividends payable		$44	$119

See notes to condensed financial statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1. Business

United-Guardian, Inc. (“Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic, personal care and sexual wellness ingredients and a line of healthcare products including pharmaceuticals and medical lubricants. The Company conducts various research and development (“R&D”) activities. The Company’s R&D department primarily develops new and unique specialty cosmetic and sexual wellness ingredients using natural and environmentally friendly raw materials, which is a priority for many of our cosmetic customers. The R&D department also modifies, refines, and expands the uses for existing products, with the goal of further developing the markets that our products are used in. All the products that the Company markets, except for Renacidin®, are produced at our facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for us by an outside contract manufacturer.

2. Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three months ended March 31, 2026 (also referred to as the “first quarter of 2026”) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2026. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited condensed financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2025.

3. Segment Information

The Company operates its business under one operating segment, which is also its reportable segment. The Company's chief operating decision maker (“CODM”), who is the President, reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM, along with our Board of Directors, use such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits or allocate them to other parts of the business, such as working capital needs, mandatory and discretionary capital expenditures or other growth opportunities that may arise that are in our best interest and the best interest of our stockholders.

Net income, other financial metrics and sales forecasts are used to monitor budget versus actual results. The reported segment revenue, segment profit or loss and significant segment expenses are the same as the consolidated results disclosed on the consolidated statements of income.

4. Impact of Global Supply Chain Instability, Inflation and Tariffs

Recent and ongoing geopolitical tensions and conflicts in key oil- and gas-producing regions, including Iran, Venezuela, the Middle East, and Eastern Europe, have created significant uncertainty and volatility in global energy markets. The immediate impact on the Company has primarily been related to an increase in freight costs and raw materials that are dependent on the petrochemical industry. The availability and cost of direct materials, including raw materials and packaging materials, are critical to our operations. Our business, financial condition and results of operations could be adversely affected by developments in these regions.

In addition, during 2025, the United States (“U.S.”) changed its long-standing trade policies and announced significant new tariffs, with certain exceptions, on virtually all imported goods. These actions triggered the negotiation of new trade agreements with certain U.S. trading partners. While these negotiations resulted in the reduction of certain recently imposed tariffs, the average U.S. tariff rate remains at its highest level since the 1930s. In response to the changes in U.S. trade policies, certain U.S. trading partners imposed retaliatory tariffs on U.S. imports. Shifts in tariffs, trade agreements, import/export restrictions, trade sanctions, sector specific trade barriers, and other governmental trade actions, whether enacted by the U.S. or other countries, especially those instituted in the Company's significant markets or markets where its significant customers are located and the associated uncertainty of long-term trade policies, could impact the Company's sales volume, sales prices, and other costs. Changes in trade policies may also cause disruptions to material sourcing and availability, global supply chains and logistics and access to end markets. Additionally, changes in U.S. trade policy and associated responses from trading partners may create shifts in global market dynamics and result in continued global financial market volatility. The impact of these changes in trade policies and the resulting trade and market uncertainty could have a negative impact on the Company’s results of operations. There can be no assurance that in the future, the U.S. or other countries or international trade bodies will not institute new tariffs or more restrictive trade policies or remedies and, as a result, the Company may face additional uncertainty and adverse impact on its business, financial condition and results of operations.

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

6. Cash and Cash Equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of U.S. Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2026 approximately $414,000 exceeded the FDIC limit, compared with $1,300 at December 31, 2025. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At March 31, 2026, cash held in these money market mutual funds was below the SIPC limit. At December 31, 2025, cash held in these money market mutual funds of approximately $502,000 exceeded the SIPC limit.

The following table summarizes our cash and cash equivalents:

	March 31,	December 31,
	2026	2025
Demand Deposits	$630,748	$248,997
Money Market Funds	105,106	1,002,100
Total cash and cash equivalents	$735,854	$1,251,097

7. Accounts Receivable and Reserves

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At March 31, 2026 and December 31, 2025 the allowance for credit losses related to accounts receivable amounted to $21,270 and $17,169, respectively.

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

During 2026 and 2025, we participated in various government drug rebate programs related to the sale of Renacidin, our most important pharmaceutical product. These programs include the Veterans Affairs Federal Supply Schedule (“FSS”), and the Medicare Manufacturer Discount Program (“MDP”) (formerly the Medicare Part D Coverage Gap Discount Program (“CGDP”)). These programs require us to sell our product at a discounted price, typically given in the form of a rebate. Our sales, as reported, are net of these rebates, some of which are estimated and are recorded in the same period that the revenue is recognized.

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

The Company’s status as a “specified small manufacturer” by CMS, entitles us to a multi-year phase-in period during which we would pay a lower percentage discount on drugs dispensed to beneficiaries. Based on our current level of sales through the Medicare Part D Program, we would have reduced rebate liabilities beginning in 2025, with rebates gradually increasing each year thereafter, until they reach their full phase-in by 2031. By the end of the phase in period in 2031, these rebate liabilities are expected to exceed the liabilities we have recorded under the CGDP in previous years.

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

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At March 31, 2026 and December 31, 2025, the Company had an allowance of $200,781 and $194,947, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed. We have not experienced significant fluctuations between estimated allowances and actual activity.

The Company has distribution agreements with certain distributors of our pharmaceutical products that entitle those distributors to distribution and service-related fees. We record distribution fees, and estimates of distribution fees, as offsets to revenue.

Disaggregated revenue by product class is as follows:

	Three months ended March 31,
	2026	2025
Pharmaceuticals	$1,445,324	$1,168,458
Cosmetic ingredients	843,907	698,998
Medical lubricants	582,991	613,671
Net Sales	$2,872,222	$2,481,127

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 22% of the Company’s total sales were to customers located outside of the United States in the first quarter of 2026, compared with approximately 29% in the first quarter of 2025.

Disaggregated revenue by geographic region is as follows:

	Three months ended March 31,
	2026	2025
United States*	$2,236,248	$1,757,267
Other countries	635,974	723,860
Net Sales	$2,872,222	$2,481,127

*Since all purchases by ASI are shipped to ASI’s warehouses in the U.S. they are reported as U.S. sales for financial reporting purposes. However, ASI has reported to the Company that in the first quarter of 2026, approximately 71% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 36% of ASI’s sales of the Company’s products. In the first quarter of 2025, approximately 69% of ASI’s sales of the Company’s products were to customers in other countries, with China representing approximately 41% of ASI’s sales of the Company’s products.

9. Accounting for Financial Instruments – Credit Losses

The Company recognizes an allowance for trade receivables to present the net amount expected to be collected as of the balance sheet date in accordance with ASU 2025-05. In July 2025, the Financial Accounting Standard Board (“FASB”) issued ASU 2025-05, which provides (1) all entities with a practical expedient and (2) entities other than public business entities with an accounting policy election when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606, Revenue from Contracts with Customers. The practical expedient allows an entity to assume that, when estimating expected credit losses, current conditions as of the balance sheet date remain unchanged for the remaining life of the asset. The Company adopted ASU 2025-05 for the year ended December 31, 2025. The adoption did not have a material impact on its financial condition, results of operations or cash flows.

The Company performs ongoing credit evaluations of its customers and adjust credit limits, as determined by a review of current credit information. In addition, the Company continuously monitors collection and payments from customers and maintains an allowance for credit losses based upon historical experience, anticipation of uncollectible accounts receivable and any specific customer collection issues that have been identified. While the Company’s credit losses have historically been low and within expectations, we may not experience the same credit loss rates that have historically been attained in the future. The receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows.

The timing between recognition of revenue for product sales and the receipt of payment is not significant. The Company’s standard credit terms, which vary depending on the customer, range between 30 and 60 days. Prompt-pay discounts are offered to some customers; however, due to the uncertainty of the customers taking the discounts, the discounts are recorded when they are taken.

10. Marketable Securities

The Company’s marketable securities include investments in equity mutual funds and United States Treasury Bills (“U.S. Treasury Bills”) with maturities longer than 3 months. Our marketable equity securities are reported at fair value with the related unrealized and realized gains and losses included in net income. U.S Treasury Bills are recorded at amortized cost. Realized gains or losses on mutual funds are determined on a specific identification basis. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value had been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value.

The disaggregated net gains and losses on the marketable securities recognized in the statements of income for the three months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31,
	2026	2025
Net gains recognized during the period on marketable securities	$17,742	$12,350
Less: Net losses (gains) realized on marketable securities sold during the period	(27,948)	1,507
Net unrealized (losses) gains recognized during the reporting period on marketable securities still held at the reporting date	$(10,206)	$13,857

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

The Company’s marketable equity securities, which are considered available-for-sale securities, are re-measured to fair value on a recurring basis and are valued using Level 1 inputs using quoted prices (unadjusted) for identical assets in active markets. The following tables summarize the Company’s investments:

March 31, 2026 (unaudited)

	Cost	Fair Value	Unrealized Gain
Equity securities:
Equity and other mutual funds	$746,159	$800,796	$54,637

Other short-term investments:

U.S. Treasury Bills (original maturities > 3 months)	6,499,593	6,499,593	---
Total marketable securities	$7,245,752	$7,300,389	$54,637

December 31, 2025 (audited)

	Cost	Fair Value	Unrealized Gain
Equity securities:
Equity and other mutual funds	$713,120	$777,963	$64,843

Other short-term investments:

U.S. Treasury Bills (original maturities > 3 months)	6,544,683	6,544,683	---
Total marketable securities	$7,257,803	$7,322,646	$64,843

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income on U. S. Treasury Bills and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the redemption of marketable securities were $5,986,392 in the first quarter of 2026 and included realized gains of $27,948. Proceeds from the redemption of marketable securities were $6,148,493 in the first quarter of 2025, and included realized losses of $1,507.

11. Inventories

	March 31,	December 31,
	2026	2025
Inventories consist of the following:	(Unaudited)	(Audited)
Raw materials	$446,209	$442,993
Work in process	26,544	5,505
Finished products	847,917	1,059,265
Total inventories	$1,320,670	$1,507,763

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at March 31, 2026 and December 31, 2025 are stated net of a reserve of $27,000 and $32,000 respectively, for slow-moving and obsolete inventory.

12. Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. We continue to fully recognize our tax benefits, and as of March 31, 2026 and December 31, 2025, we did not have any unrecognized tax benefits. Our provision for income taxes for the three months ended March 31, 2026 and 2025 comprises the following:

	Three months ended
	March 31,
	2026	2025
Provision for federal income taxes – current	$90,187	$107,860
Provision for state income taxes – current	813	813
Provision for federal income taxes – deferred	123,236	38,391
Total provision for income taxes	$214,236	$147,064

13. Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company can also elect to make discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the 401(k) Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment. The Company accrued $20,000 in contributions to the DC Plan for the three months ended March 31, 2026 and $28,750 for the three months ended March 31, 2025. In the first quarter of 2026, there were no discretionary contributions made to the DC Plan. This was due to the Company’s Board of Directors electing not to fund a discretionary contribution for the year ended December 31, 2025 based on reduced sales and earnings. In the first quarter of 2025, the Company made discretionary contributions of $115,000 to the DC Plan. This payment represented the Company’s 2024 accrued discretionary contributions.

14. Other Information

Accrued expenses:

	March 31, 2026	December 31, 2025
	(unaudited)	(audited)
Bonuses	$251,946	$182,383
Distribution fees	470,081	463,331
Payroll and related expenses	111,877	90,151
Reserve for outdated material	200,781	194,947
Insurance	94,026	---
Audit fees	30,453	72,708
Annual report expenses	45,668	80,387
Company 401K contribution	20,000	---
Sales rebates	65,323	55,983
Other	26,232	25,058
Total accrued expenses	$1,316,387	$1,164,948

15. Recent Accounting Pronouncements

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

For the three months ended March 31, 2026, three of the Company’s pharmaceutical distributors and one of its cosmetic ingredient distributors collectively accounted for 75% of the Company’s gross sales and 75% of its outstanding accounts receivable. During the three months ended March 31, 2025, the same three pharmaceutical distributors and cosmetic ingredient distributor were together responsible for a total of approximately 67% of the Company’s gross sales. They also accounted for 67% of the Company’s outstanding accounts receivable at March 31, 2025.

17. Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals and are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require long lead times. During the first quarter of 2026, the Company had three major raw material vendors that collectively accounted for approximately 83% of the raw material purchases by the Company. During the first quarter of 2025, the Company had three major raw material vendors that collectively accounted for approximately 78% of the raw material purchases by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

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

Basic and diluted earnings per share amounted to $0.18 and $0.12 for the three months ended March 31, 2026 and 2025, respectively.

19. Related Party Transactions

For the quarters ended March 31, 2026 and 2025, the Company paid PKF O’Connor Davies (“PKF”) $9,833 and $4,000 respectively, for accounting and tax services. Lawrence Maietta, a former partner at PKF, is a director of the Company and is currently serving as a senior consultant at PKF.

20. Dividends

On January 26, 2026, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 17, 2026, to all holders of record as of February 9, 2026. During the first quarter of 2026, the Company declared a total of $1,148,580 in dividends, of which $1,148,536 was paid. The balance of $44 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares or are pending escheatment. In addition, during the quarter ended March 31, 2026, the Company made payments of $1,356 in dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares or whose shares had been escheated.

On January 27, 2025, the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on February 18, 2025, to all holders of record as of February 10, 2025. During the first quarter of 2025, the Company declared a total of $1,608,012 in dividends, of which $1,607,893 was paid. The balance of $119 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares or are pending escheatment.

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

EXECUTIVE LEVEL OVERVIEW

Through our Guardian Laboratories division, we specialize in manufacturing cosmetic, personal care and sexual wellness ingredients and a line of healthcare products including pharmaceuticals and medical lubricants. With a long-standing reputation for delivering high-quality specialty products, we are committed to serving diverse markets with innovative solutions.

In January 2026, we entered into a new distribution agreement with Brenntag Specialties, a global market leader in chemicals and ingredients distribution, for the distribution of our new Natrajel® line of sexual wellness ingredients in the United States, Canada, and Mexico, and the distribution of Lubrajel® and Natrajel products in France. The new agreement provides an opportunity to grow the French market, which is known for innovation in personal care products. Although there have been no sales of our new sexual wellness products yet, the sexual wellness segment is expected to grow at a higher compound annual growth rate (“CAGR”) than other segments such as skin care, personal care and cosmetics. We are ready to begin manufacturing and distribution of this new line of products once orders are received.

With a refined product portfolio and strategic partnerships, we are well-positioned for future growth, leveraging our expertise in specialty ingredients to capitalize on emerging market opportunities.

In 2025, we launched an insurance payer outreach program with the goal of having Renacidin, our most important pharmaceutical product, included on additional drug formularies. As a result of this effort, we have received approval from two major Pharmacy Benefit Managers for inclusion on their formularies beginning in 2026. We will continue our insurance payer outreach as we move through 2026 and will also introduce a new outreach program with the focus on increasing awareness among healthcare professionals to grow the market for Renacidin.

CRITICAL ACCOUNTING POLICIES

As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, the discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with US GAAP. The preparation of those financial statements required us to make estimates and assumptions that affect the carrying value of assets, liabilities, revenues, and expenses reported in those financial statements. Those estimates and assumptions can be subjective and complex, and consequently, actual results could differ from those estimates and assumptions. Our most critical accounting policies relate to revenue recognition, concentration of credit risk, investments, inventory, and income taxes. Since December 31, 2025, there have been no significant changes to the assumptions and estimates related to those critical accounting policies.

The following discussion and analysis cover material changes in our financial condition since the year ended December 31, 2025, and a comparison of the results of operations for the three months ended March 31, 2026 and March 31, 2025. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of 2026 increased by $391,095 (approximately 16%) as compared with the first quarter of 2025. The increase in sales for the first quarter of 2026 were principally due to a significant increase in sales of our pharmaceutical products coupled with a strong increase in sales of our Lubrajel line of cosmetic ingredients. The changes in our sales by product line are as follows:

(a)

Pharmaceutical Products: Because there are fees, rebates, and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin® WCS-90, discussion of pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates, and allowances). Net sales of our two pharmaceutical products, Renacidin and Clorpactin WCS-90, together increased from $1,168,458 in the first quarter of 2025 to $1,445,324 in the first quarter of 2026, (approximately 24%). Gross sales of both products increased from $1,367,979 in the first quarter of 2025 to $1,694,182 in the first quarter of 2026 (approximately 24%).

The increase in sales was primarily due to a continued increase in gross sales of Renacidin, which increased from $1,232,396 in the first quarter of 2025 to $1,522,326 (approximately 24%) in the first quarter of 2026. The increase in gross sales of Renacidin was combined with an increase in sales of Clorpactin, which increased from $135,583 in the first quarter of 2025 to $171,856 in the first quarter of 2026, an increase of approximately 27%.

Commensurate with the increase in gross sales of our pharmaceutical products, we experienced an increase in pharmaceutical-related sales allowances of $49,337 (approximately 25%), compared with the same period in 2025. The increase in sales allowances was primarily due to an increase in VA chargebacks and distribution fees.

(b)

Cosmetic Ingredients: Sales of our cosmetic ingredients increased by $144,909 (approximately 21%) in the first quarter of 2026 compared with the same period in 2025. The increase was primarily attributable to an increase in purchases of cosmetic ingredients by ASI, whose purchases increased by $203,099 (approximately 45%) compared with the same period in 2025. This increase was primarily due to ASI resuming regular purchases of the Company’s products after experiencing an overstock situation during 2025. This increase was offset by a decrease in sales to three other distributors of $54,963 (approximately 23%), and a decrease in sales to two direct cosmetic ingredient customers located in the United States of $3,227.

We continue to experience global competition from Asian and European companies that manufacture and sell products that are competitive with our products. These competitive products are usually sold at a lower price than our products; however, they may not compare favorably to the level of performance and quality of our products. We work closely with our network of distributors to price our products as competitively as possible and, when appropriate, to offer additional volume discounts and more aggressive pricing to maintain and increase sales and expand our customer base. We expect that this competitive environment will continue in 2026 and we plan to enhance our competitive position by strengthening our core capabilities and investing in new product development, especially in the area of naturally-derived products. We will continue to provide high-quality products, technical expertise, and the reliability our customers have come to expect from us.

(c)

Medical Lubricants: Sales of the Company’s medical lubricants decreased by $30,680 (approximately 5%) for the first quarter of 2026 when compared with the same period in 2025. The decrease was due to customer ordering patterns.

Cost of Sales

Cost of sales as a percentage of net sales for the first quarter of 2026 increased to 50%, compared with 45% for the first quarter of 2025. This increase was due to the larger ratio of our pharmaceutical products sales in the first quarter of 2026 compared to 2025. The pharmaceutical products carry higher tolling unit costs relative to our cosmetic and medical products produced in house at lower unit costs.

Operating Expenses

Operating expenses, consisting of selling, general, and administrative expenses, increased by $34,228 (approximately 5%) for the first quarter of 2026 compared with the first quarter of 2025. The increase was mainly due to increases in sales & marketing expenses and payroll and payroll related expenses.

Research and Development Expenses

R&D expenses increased by $627 (less than 1%) for the first quarter of 2026 compared with the first quarter of 2025.

Investment Income

Investment income decreased by $14,873 (approximately 18%) for the first quarter of 2026 compared with the first quarter of 2025. The decrease was primarily due to a decrease in interest income from U.S. Treasury Bills during the first quarter of 2026 compared with the same period in 2025. This was the result of lower interest rates compared with the same period in 2025.

Net Gain on Marketable Securities

The net gain on marketable securities increased from $12,350 for the quarter ended March 31, 2025, to $17,742 for the quarter ended March 31, 2026. The increase was primarily due to the recognition on a gain from the sale of equity mutual funds in the first quarter of 2026, compared to a loss on those sales in the same period in 2025. Our management team and Board of Directors continue to closely monitor our investment portfolio and have made and will continue to make any changes they believe may be necessary or appropriate to minimize the future impact on our financial position that the volatility of the global financial markets may have.

Settlement Income

Included in net income is monetary consideration agreed upon with the contract manufacturer (“CM”) of our pharmaceutical product Renacidin. The settlement relates to the unexpected shutdown of the CM’s facility during the latter part of 2023 and beginning of 2024. During this time, we were unable to fill complete orders of Renacidin. On October 27, 2023, we notified the CM of our intention to file a claim for damages in connection with the CM’s breach of our supply contract with the CM, and we requested compensation for the loss of sales during the shutdown period. The settlement, which was agreed upon by both parties, calls for the CM to supply us with a specified volume of product at no cost. The majority of the product covered by this agreement was received at our facility in March of 2026 and was valued at $303,133. During the second quarter of 2026, we expect to receive the remaining product covered by the settlement, which is valued at approximately $35,000.

Provision for Income Taxes

The Company's effective income tax rate was approximately 21% for the first quarter of 2026 and 2025 and is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital decreased by $187,320 to $10,344,756 at March 31, 2026, down from $10,532,076 at December 31, 2025. The current ratio increased to 8.1 to 1 at March 31, 2026, up from 7.3 to 1 at December 31, 2025. The decrease in working capital was primarily due to a decrease in cash and cash equivalents. The increase in the current ratio was primarily due to a decrease in accounts payable.

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

The Company generated cash from operations of $604,536 and $322,080 for the three months ended March 31, 2026 and 2025, respectively. The increase was due primarily to an increase in net income.

Cash provided by investing activities for the three months ended March 31, 2026 and 2025 was $30,113 and $679,370, respectively. The decrease was due primarily to an increase in purchases of marketable securities in the first quarter of 2026 compared to the same period in 2025 due to decreased cash requirements.

Net cash used in financing activities was $1,149,892 and $1,607,893 for the quarters ended March 31, 2026 and 2025, respectively. The decrease in cash used in financing activities was primarily due to the payment of lower dividends in the first quarter of 2026 compared to the same period in 2025. We declared dividends of $0.25 per share in the first quarter of 2026, compared to $0.35 per share in the first quarter of 2025.

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

PART II - OTHER INFORMATION.

ITEM 1.         LEGAL PROCEEDINGS

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

Date: May 7, 2026