Form 10-Q
period 2026-06-30
UNITED GUARDIAN INC
filed 2026-08-11
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 3, 2026, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

1 of 23

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025

Net sales	$3,108,267	$2,838,225	$5,980,489	$5,319,352

Costs and expenses:
Cost of sales	1,562,465	1,340,854	3,010,254	2,463,930
Operating expenses	667,282	694,050	1,334,245	1,326,785
Research and development expense	124,395	107,868	239,416	222,262
Total costs and expenses	2,354,142	2,142,772	4,583,915	4,012,977
Income from operations	754,125	695,453	1,396,574	1,306,375

Other income:
Investment income	70,445	70,573	140,259	155,260
Net gain on marketable securities	48,365	24,576	66,107	36,926
Settlement income	36,360	---	339,493	---
Gain on sale of asset	8,310	---	8,310	---
Total other income	163,480	95,149	554,169	192,186
Income before provision for income taxes	917,605	790,602	1,950,743	1,498,561

Provision for income taxes	189,026	163,776	403,262	310,840
Net income	$728,579	$626,826	$1,547,481	$1,187,721

Earnings per common share (basic and diluted)	$0.16	$0.14	$0.34	$0.26
Weighted average shares (basic and diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

2 of 23

UNITED-GUARDIAN, INC.

BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2026	2025
	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$2,390,738	$1,251,097
Marketable securities	7,203,057	7,322,646
Accounts receivable, net of allowance for credit losses of $21,270 at June 30, 2026 and $17,169 at December 31, 2025	1,690,819	1,586,889
Inventories, net	1,179,450	1,507,763
Prepaid expenses and other current assets	210,884	207,839
Prepaid income taxes	39,819	325,163
Total current assets	12,714,767	12,201,397
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,778,413	4,786,309
Building and improvements	3,365,326	3,352,276
Total property, plant, and equipment	8,212,739	8,207,585
Less: Accumulated depreciation	7,334,927	7,300,403
Total property, plant, and equipment, net	877,812	907,182
TOTAL ASSETS	$13,592,579	$13,108,579

See Notes to Condensed Financial Statements

3 of 23

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 30,	DECEMBER 31,
	2026	2025
	(unaudited)	(audited)
Current liabilities:
Accounts payable	$499,754	$480,791
Accrued expenses and other current liabilities	1,219,333	1,164,948
Deferred revenue	8,135	12,177
Dividends payable	10,093	11,405
Total current liabilities	1,737,315	1,669,321

Deferred income taxes, net	224,351	207,246
Total liabilities	$1,961,666	$1,876,567
Commitments and contingencies

Stockholders’ equity:
Common stock $.10 par value; 10,000,000 shares authorized; 4,594,319 shares issued and outstanding at June 30, 2026 and December 31, 2025	459,432	459,432
Retained earnings	11,171,481	10,772,580
Total stockholders’ equity	11,630,913	11,232,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,592,579	$13,108,579

See Notes to Condensed Financial Statements

4 of 23

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2026	4,594,319	$459,432	$10,772,580	$11,232,012
Net income	---	---	818,902	818,902
Dividends declared and paid ($0.25 per share)	---	---	(1,148,536)	(1,148,536)
Dividends declared but not paid ($0.25 per share)	---	---	(44)	(44)
Balance, March 31, 2026	4,594,319	$459,432	$10,442,902	$10,902,334
Net income	---	---	728,579	728,579
Balance, June 30, 2026	4,594,319	$459,432	$11,171,481	$11,630,913

THREE AND SIX MONTHS ENDED JUNE 30, 2025

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2025	4,594,319	$459,432	$11,423,434	$11,882,866
Net income	---	---	560,895	560,895
Dividends declared and paid ($0.35 per share)			(1,607,893)	(1,607,893)
Dividends declared but not paid ($0.35 per share)	---	----	(119)	(119)
Balance, March 31, 2025	4,594,319	$459,432	$10,376,317	$10,835,749
Net income	---	---	626,826	626,826
Balance, June 30, 2025	4,594,319	$459,432	$11,003,143	$11,462,575

See Notes to Condensed Financial Statements

5 of 23

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(unaudited)

	SIX MONTHS ENDED
	June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,547,481	$1,187,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,374	50,184
Net gain on marketable securities	(66,107)	(36,926)
Gain on sale of asset	(8,310)	---
Allowance for credit losses	4,101	7,286
Change in allowance for obsolete inventory	(8,000)	(2,786)
Deferred income taxes	17,105	253,703
(Increase) decrease in operating assets:
Accounts receivable	(108,031)	(486,325)
Inventories	336,313	(77,036)
Prepaid expenses and other current assets	(3,045)	(26,028)
Prepaid income taxes	285,344	(193,643)
Increase (decrease) in operating liabilities:
Accounts payable	18,963	(9,395)
Accrued expenses	54,385	(170,064)
Deferred revenue	(4,042)	128,632

Net cash provided by operating activities	2,124,531	625,323

Cash flows from investing activities:
Acquisition of property, plant, and equipment	(29,004)	(21,221)
Proceeds from sale of asset	8,310	---
Proceeds from sale of marketable securities	6,673,508	7,301,264
Purchase of marketable securities	(6,487,812)	(6,394,357)
Net cash provided by investing activities	165,002	885,686

Cash flows from financing activities:
Dividends paid	(1,149,892)	(1,618,183)
Net cash used in financing activities	(1,149,892)	(1,618,183)

Net increase (decrease) in cash and cash equivalents	1,139,641	(107,174)
Cash and cash equivalents at beginning of period	1,251,097	1,875,655
Cash and cash equivalents at end of period	$2,390,738	$1,768,481
Supplemental disclosure of cash flow information
Taxes paid	$100,813	$250,780
Supplemental disclosure of non-cash items:
Dividends payable	$44	$119

See Notes to Condensed Financial Statements

6 of 23

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	Business

United-Guardian, Inc. (“Company”) is a Delaware corporation that, through its Guardian Laboratories division, manufactures, markets and develops specialty cosmetic, personal care and sexual wellness ingredients and a line of healthcare products including pharmaceuticals and medical lubricants. The Company conducts various research and development (“R&D”) activities. The Company’s R&D department primarily develops new and unique specialty cosmetic and sexual wellness ingredients using natural and environmentally friendly raw materials, which is a priority for many of our cosmetic customers. The R&D department also modifies, refines, and expands the uses for existing products, with the goal of further developing the markets in which our products are used. All the products that the Company markets, except for Renacidin®, are produced at our facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for us by an outside contract manufacturer.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and six months ended June 30, 2026 (also referred to as the "second quarter of 2026" and the "first half of 2026", respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2026. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

4.	Macroeconomic and Geopolitical Conditions

Recent and ongoing geopolitical tensions and conflicts in key oil- and gas-producing regions, including Iran, Venezuela, the Middle East, and Eastern Europe, have created significant uncertainty and volatility in global energy markets. The immediate impact on the Company has primarily been related to an increase in freight costs and certain raw materials that are dependent on the petrochemical industry. The availability and cost of direct materials, including raw materials and packaging materials, are critical to our operations. As oil prices rise, our customers may also decide to adjust demand forecasts to manage rising costs. Our business, financial condition and results of operations could be adversely affected by developments in these regions.

7 of 23

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, FDIC-insured financial institutions, and believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of the maturities of United States Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2026 and December 31, 2025, approximately $388,000 and $1,300, respectively, exceeded the FDIC limit. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At June 30, 2026 and December 31, 2025, cash held in these money market mutual funds of approximately $1,337,000 and $502,000, respectively, exceeded the SIPC limit.

The following table summarizes the Company's cash and cash equivalents:

	June 30,	December 31,
	2026	2025
Demand Deposits	$553,622	$248,997
Money Market Funds	1,837,116	1,002,100
Total Cash and Cash Equivalents	$2,390,738	$1,251,097

8 of 23

7.	Accounts Receivable and Reserves

The Company presents financial assets at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At June 30, 2026 and December 31, 2025 the allowance for credit losses related to accounts receivable amounted to $21,270 and $17,169, respectively.

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

9 of 23

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, we recognize revenue from sales of most of our products when those products are shipped, which is when our performance obligation is satisfied. Our cosmetic, sexual wellness, and medical products are shipped EXW from our facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of our medical lubricant products are deemed final upon shipment, and we have no obligation to repurchase or allow the return of these goods unless they are defective. We consider sales of our pharmaceutical products to be final upon shipment unless (a) they are found to be defective; (b) the product is damaged or lost during shipping; (c) the product is too close to its expiration date for the customer to sell; or (d) the product is expired but is not more than one year after its expiration date. These return policies are in conformance with standard pharmaceutical industry practice. We estimate an allowance for outdated material returns based on previous years’ historical returns of our pharmaceutical products.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of our products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At June 30, 2026 and December 31, 2025, the Company had allowances of $202,222 and $194,947, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed. We have not experienced significant fluctuations between estimated allowances and actual activity.

At June 30, 2026, the Company recorded advance payments from customers of $8,135, which are included in deferred revenue on the balance sheet. The related performance obligations associated with these payments are expected to be satisfied in the third quarter of 2026. At December 31, 2025, the Company recorded advance payments from customers of $12,177. The related performance obligations associated with these payments were satisfied in the first quarter of 2026.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

Pharmaceuticals	$1,468,342	$1,451,679	$2,912,310	$2,620,137
Cosmetic & Sexual Wellness ingredients	1,286,699	896,549	2,131,963	1,595,546
Medical lubricants	353,226	489,997	936,216	1,103,669
Total Net Sales	$3,108,267	$2,838,225	$5,980,489	$5,319,352

The Company’s pharmaceutical products are marketed primarily by three of the largest U.S. pharmaceutical wholesalers. The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. The Company’s sexual wellness ingredients are marketed by two distributors, one that distributes the Company’s products in the United States, Canada, Mexico and France and another that distributes in the UK.

For both three-month periods ended June 30, 2026 and 2025, approximately 17% of the Company’s total sales were to customers located outside of the United States. For the six months ended June 30, 2026, approximately 20% of the Company’s total sales were to customers located outside of the United States, compared with approximately 23% for the six months ended June 30, 2025.

10 of 23

Disaggregated sales by geographic region are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
United States*	$2,573,234	$2,346,526	$4,808,126	$4,103,793
Other countries	535,033	491,699	1,172,363	1,215,559
Total Sales	$3,108,267	$2,838,225	$5,980,489	$5,319,352

*

Since all purchases by ASI are shipped to ASI’s warehouses in the U.S., all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 72% of its sales of the Company’s products in the second quarter of 2026 were to foreign customers, with China representing approximately 39%. For the same time period in 2025, approximately 80% of ASI’s sales of the Company’s products were to foreign customers, with China representing approximately 42%.

For the six months ended June 30, 2026, approximately 72% of ASI’s sales of the Company’s products were to customers in other countries, with China accounting for approximately 38% of ASI’s sales of the Company’s products, as compared with approximately 75% of ASI’s sales going to customers in other countries for the six months ended June 30, 2025, with China accounting for approximately 40% of ASI’s sales of the Company’s products during that period.

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

11 of 23

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

The disaggregated net gains and losses on marketable securities that were recognized on the income statements for the three and six months ended June 30, 2026 and 2025 were as follows:

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2026	2025	2026	2025
Net gains recognized during the period on marketable securities	$48,365	$24,576	$66,107	$36,926
Less: Net (gains) losses recognized on marketable securities sold during the period	---	---	(27,948)	1,507
Net unrealized gains recognized during the reporting period on marketable securities still held at the reporting date	$48,365	$24,576	$38,159	$38,433

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

Proceeds from the sale and redemption of marketable securities amounted to $6,673,508 for the first half of 2026, with realized gains of $27,948 recognized on these sales. Proceeds from the sale and redemption of marketable securities amounted to $7,301,264 for the first half of 2025, with realized losses of $1,507 recognized on those sales.

12 of 23

The following tables summarize the Company’s investments:

June 30, 2026 (unaudited)

			Unrealized
	Cost Fair	Value	Gain
Equity securities:
Equity and other mutual funds	$750,441	$853,443	$103,002

Other short-term investments:
U.S. Treasury Bills (original maturities > 3 months)	6,349,613	6,349,613	---

Total marketable securities	$7,100,054	$7,203,056	$103,002

December 31, 2025 (audited)

			Unrealized
	Cost	Fair Value	Gain
Equity securities:
Equity and other mutual funds	$713,120	$777,963	$64,843

Other short-term investments:
U.S. Treasury Bills (original maturities > 3 months)	6,544,683	6,544,683	---

Total marketable securities	$7,257,803	$7,322,646	$64,843

11.	Inventories

	June 30,	December 31,
	2026	2025
	(unaudited)	(audited)
Inventories consist of the following:
Raw materials	$485,423	$442,993
Work in process	45,605	5,505
Finished products	648,422	1,059,265
Total inventories	$1,179,450	$1,507,763

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at June 30, 2026 and December 31, 2025 are stated net of a reserve of $24,000 and $32,000, respectively, for slow moving and obsolete inventory.

12.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. We continue to fully recognize our tax benefits, and as of June 30, 2026 and December 31, 2025, we did not have any unrecognized tax benefits. Our provision for income taxes for the six months ended June 30, 2026 and 2025 comprises the following:

13 of 23

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Provision for (benefit from) federal income taxes - current	$295,157	$(51,536)	$385,344	$56,324
Provision for state income taxes - current	---	---	813	813
(Benefit from) provision for federal income taxes - deferred	(106,131)	215,312	17,105	253,703
Total provision for income taxes	$189,026	$163,776	$403,262	$310,840

13.	Defined Contribution Plan

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

The Company accrued $40,000 in discretionary contributions to the DC Plan for the six months ended June 30, 2026 and $57,500 for the six months ended June 30, 2025. In the first half of 2026, there were no discretionary contributions made to the DC Plan. This was due to the Company’s Board of Directors electing not to fund a discretionary contribution for the year ended December 31, 2025, based on reduced sales and earnings. In the first half of 2025, the Company made discretionary contributions of $115,000 to the DC Plan. This payment represented the Company’s 2024 accrued discretionary contributions.

14.	Other Information

Accrued Expenses:

	June 30,	December 31,
	2026 (unaudited)	2025 (audited)
Bonuses	$135,926	$182,383
Distribution fees	473,344	463,331
Payroll and related expenses	125,492	90,151
Reserve for outdated material	202,222	194,947
Company 401(k) contribution	40,000	---
Audit fee	47,793	72,708
Annual report expenses	40,583	80,387
Sales rebates	97,484	55,983
Waste Disposal Costs	23,208	13,765
Insurance	17,856	---
Other	15,425	11,293
Total accrued expenses	$1,219,333	$1,164,948

14 of 23

15.	Recent Accounting Pronouncements

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

During the three months ended June 30, 2026, the Company’s largest cosmetic ingredient distributors and three of its pharmaceutical distributors collectively accounted for 79% of the Company’s gross sales, and 85% of its outstanding accounts receivable at June 30, 2026. During the three months ended June 30, 2025, the same cosmetic ingredient distributor and three pharmaceutical distributors collectively accounted for 79% of the Company’s gross sales and 86% of its outstanding accounts receivable at June 30, 2025.

During the six months ended June 30, 2026, the Company’s largest cosmetic ingredient distributors, along with three of its pharmaceutical distributors collectively accounted for 76% of the Company’s gross sales and 85% of its outstanding accounts receivable at June 30, 2026. During the six-month period ended June 30, 2025, the same cosmetic ingredient distributor and three pharmaceutical distributors collectively accounted for 73% of the Company’s gross sales and 86% of its outstanding accounts receivable at June 30, 2025.

15 of 23

17.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals that are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times. During the first half of 2026 and 2025, the Company had three major raw material suppliers that collectively accounted for approximately 83% and 85%, respectively, of the raw material purchases made by the Company. For the three months ended June 30, 2026 and 2025, the Company had three major raw material suppliers that collectively accounted for approximately 83% and 92%, respectively, of the raw material purchases made by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of its pharmaceutical product, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

18.	Related-Party Transactions

For the three- and- six-month periods ended June 30, 2026, the Company made payments of $4,399 and $14,231, respectively, to the accounting firm PKF O’Connor Davies ( “PKF”) for accounting and tax services. Lawrence Maietta, a former partner at PKF, is a director of the Company and is currently serving as a senior consultant at PKF.

For the three-month period ended June 30, 2025, there were no payments made to PKF. For the six-month period ended June 30, 2025, the Company made payments of $4,000 to PKF for accounting and tax services.

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

Per share basic and diluted earnings amounted to $0.16 and $0.14 for the three months ended June 30, 2026 and 2025, respectively, and $0.34 and $0.26 for the six months ended June 30, 2026 and 2025, respectively.

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

21.	Subsequent Events

On July 14, 2026, the Company’s Board of Directors declared a cash dividend of $0.30 per share, which was paid on August 4, 2026, to all holders of record as of July 28, 2026. Dividends totaling $1,378,267 were paid on August 4, 2026, leaving a balance of $29 that was not paid. This $29 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

16 of 23

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

In the second quarter of 2026, there was a nominal amount of sales of our sexual wellness products. Although sales of this product line are just beginning to commence, we are optimistic as to the potential this market offers. The sexual wellness segment is expected to grow at a higher compound annual growth rate (“CAGR”) than other segments such as skin care, personal care and cosmetics.

With a refined product portfolio and strategic partnerships, we are well-positioned for future growth, leveraging our expertise in specialty ingredients to capitalize on emerging market opportunities.

In 2025, we launched an insurance payer outreach program with the goal of having Renacidin, our most important pharmaceutical product, included on additional drug formularies. As a result of this effort, we have received approval from two major Pharmacy Benefit Managers (“PBM’s”) for inclusion on their formularies beginning in 2026. One of these PBM’s began including Renacidin on its formulary effective June 1, 2026, and the other on July 1, 2026. While we will continue our insurance payer outreach as we move through 2026, we will also introduce a new outreach program with the focus on increasing awareness among healthcare professionals to grow the market for Renacidin.

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

17 of 23

The following discussion and analysis cover material changes in our financial condition since the year ended December 31, 2025, and a comparison of the results of operations for the three and six months ended June 30, 2026 and June 30, 2025. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, we recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter of 2026 increased by $270,042 (10%) when compared with the same period in 2025. Net sales for the first half of 2026 increased by $661,137 (12%) as compared with the corresponding period in 2025. The increase in sales for the second quarter of 2026 and the first half of 2026 was attributable to changes in sales of the following product lines:

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of our two pharmaceutical products, Renacidin and Clorpactin® WCS-90, discussion of pharmaceutical sales includes references to both gross sales (before fees, rebates, and allowances) and net sales (after fees, rebates, and allowances).

Gross sales of our pharmaceutical products for the three-month period ended June 30, 2026 increased by $4,904 (less than 1%) compared with the corresponding period in 2025. The increase in gross sales was primarily due to an increase of $22,821 (1%) in gross sales of Renacidin combined with a decrease of $17,917 (11%) in gross sales of the Company’s other pharmaceutical product, Clorpactin WCS-90. The decrease in Clorpactin WCS-90 sales was due to the timing of customer orders.

For the six-month period ended June 30, 2026, gross pharmaceutical sales increased by $331,107 (11%) compared with the corresponding period in 2025. This increase was primarily due to an increase in gross sales of Renacidin of $312,752 (10%) combined with an increase in gross sales of Clorpactin WCS-90 of $18,355 (6%).

Net sales of our pharmaceutical products for the three- and six-month periods ended June 30, 2026 saw a similar pattern, with net sales increasing by $16,663 (1%) and $292,173 (11%), respectively.

With the benefits from our insurance payer outreach program starting to take shape, we are hopeful that the new formulary wins combined with the focus on increasing awareness of Renacidin among healthcare professionals, will create increased demand for Renacidin in the future.

Typically, any differences between the change in net sales compared with the change in gross sales for these products is due to a combination of the change in gross sales of those products combined with changes in pharmaceutical sales allowances related to these products. Typically, these allowances have a direct relationship to the sales of the Company’s pharmaceutical products.

Cosmetic and Sexual Wellness ingredients:

(a) Second quarter sales: For the second quarter of 2026, sales of our cosmetic and sexual wellness ingredients increased by $390,150 (44%) when compared with the second quarter of 2025. The increase was due primarily to a net increase of $286,282 (38%) in sales to our largest cosmetic distributor, ASI, when compared with the second quarter of 2025. This increase was primarily due to ASI resuming regular purchases of the Company’s products after experiencing an overstock situation in 2025.

18 of 23

Second quarter sales to the Company’s four other distributors, as well as two direct customers, increased by a net of $103,868 (77%) compared with the second quarter of 2025. The increase was attributable to sales increases of $122,216 (161%) to the Company’s distributors in the U.K. and France and two direct customers. These increases were partially offset by a decrease in sales of $18,348 (31%) to the Company’s distributors in Switzerland, Korea and Italy.

(b) Six-month sales: For the first half of 2026 sales of our cosmetic and sexual wellness ingredients increased by $536,417 (34%) when compared with the corresponding period in 2025. This increase was primarily due to a net increase in sales to ASI of $489,381 (40%) when compared with the first half of 2025. The increase in sales during the first half of 2026 was primarily due to same reason discussed above regarding ASI returning to normal ordering patterns after dealing with an overstock situation during 2025.

Six-month sales to the Company’s four other distributors, as well as two direct customers, increased by a net of $47,036 (12%), compared with the same period in 2025. Sales to the Company’s distributors in the United Kingdom, Korea, France and Switzerland increased by $94,619 (30%), while sales to the Company’s distributor in Italy and two direct customers decreased by a combined $47,583 (69%).

Medical lubricants:

For the three-month period ended June 30, 2026, sales of our medical lubricants decreased by $136,771 (28%) compared with the same period in 2025. The decrease in sales for the three-month period was primarily due to a decrease in orders from the Company’s largest customer in India. For the six-month period ended June 30, 2026, sales of our medical lubricants decreased by $167,453 (15%) compared with the same period in 2025. The decrease in sales for the six-month period was primarily due to the same reason above, and was related to reduced orders from our largest customer in India.

Cost of Sales

Cost of sales as a percentage of net sales increased slightly to 50% in the second quarter of 2026 from 47% in the second quarter of 2025. For the first six months of 2026, cost of sales as a percentage of sales increased to 50% compared with 46% for the first six months of 2025. The increase in both periods was primarily due to the units sold in 2026 carrying an increased overhead cost resulting from lower unit production levels in 2025. As a result, these units carried a higher overhead cost, and when these units were sold in the current year the cost of sales increased.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, decreased by $26,768 (4%) for the three-months ended June 30, 2026, compared with the same period in 2025. For the six-month period ended June 30, 2026, operating expenses increased by $7,460 (less than 1%), compared with the same period in 2025. The decrease in the three-month period was primarily due to decreases in sales and marketing travel, consulting fees, and the Company’s 401K Plan discretionary contribution.

Research and Development Expenses

Research and development expenses increased by $16,527 (15%) for the three-month period ended June 30, 2026, and $17,154 (8%) for the six-month period ended June 30, 2026, compared with the same periods in 2025. The increase in both periods was primarily due to increases in payroll and payroll-related expenses.

Investment Income

Investment income decreased by $128 (less than 1%) and $15,001 (10%), respectively, for the three-and six-month periods of 2026 compared with the same periods in 2025. The decrease was primarily due to decreases in interest rates in 2026 compared to 2025.

19 of 23

Net gain on Marketable Securities

The net gain on marketable securities increased by $23,789 and $29,181, respectively, for the three-and six-month periods ended June 30, 2026, compared to the same periods in 2025. These increases were due to 1) increases in the market value of these securities based on market conditions, and 2) the recognition of a gain on the sale of equity mutual funds in the first quarter of 2026, compared to a loss on those sales in the first quarter of 2025. The Company’s management and Board of Directors are continuing to closely monitor our investment portfolio and have made and will continue to make any changes they believe may be necessary or appropriate to minimize the future impact on our financial position that the volatility of the global financial markets may have.

Settlement Income

Included in net income for the three- and six-month periods ended June 30, 2026, is a monetary settlement paid to us by the contract manufacturer (“CM”) of our pharmaceutical product Renacidin. The settlement relates to the unexpected shutdown of the CM’s facility during the latter part of 2023 and in the beginning of 2024. During this time, we were unable to fill complete orders of Renacidin. On October 27, 2023, we notified the CM of our intention to file a claim for damages in connection with the CM’s breach of our supply contract with the CM, and we requested compensation for the loss of sales during the shutdown period. The settlement, which was agreed upon by both parties, called for the CM to supply us with a specified volume of product at no cost. The majority of the product covered by this agreement was received at our facility in March of 2026 and was valued at $303,133. During the second quarter of 2026, the remaining product covered by the agreement was received and was valued at $36,360. As of the date of this report, the CM has fulfilled their full obligation under the agreement, and there are no additional monies owed to the Company.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first half and second quarter of both 2026 and 2025. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10,532,076 at December 31, 2025 to $10,977,452 at June 30, 2026, an increase of $445,376. The current ratio remained the same at 7.3 to 1 at both June 30, 2026 and December 31, 2025. The increase in working capital was primarily due to an increase in cash and cash equivalents.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months. The Company intends to utilize its available cash and assets primarily for its continued organic growth and potential future strategic transactions, as well as to mitigate the potential impact of inflation on the Company's business.

The Company generated cash from operations of $2,124,531 and $625,323 for the first half of 2026 and 2025, respectively. The increase was primarily due to an increase in net income, combined with decreases in inventories and prepaid income taxes.

Net cash provided by investing activities was $165,002 and $ 885,686, respectively, for the first half of 2026 and 2025. The decrease was due to some proceeds from the sale of marketable securities from the first half of 2025 not being reinvested. For the six-month period ended June 30, 2026, these proceeds were primarily reinvested in U.S. Treasury Bills.

Net cash used in financing activities was $1,149,892 and $1,618,183 for the first half of 2026 and 2025, respectively. The decrease in cash used in financing activities was primarily due to the payment of lower dividends in the first half of 2026 compared to the same period in 2025. We declared dividends of $0.25 per share in the first half of 2026, compared to $0.35 per share in the first half of 2025.

The Company expects to continue to use its cash to make dividend payments, purchase marketable securities, and take advantage of growth opportunities that are in the best interest of the Company and its shareholders.

20 of 23

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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

NONE

ITEM 1A.	RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

21 of 23

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURESa

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

31.1*	Certification of Donna Vigilante, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1).

* Filed herewith

22 of 23

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED-GUARDIAN, INC.
(Registrant)

Date: August 5, 2026	By:	/S/ DONNA VIGILANTE
Donna Vigilante
President

	By:	/S/ ANDREA YOUNG
Andrea Young
Chief Financial Officer

23 of 23