Form 10-Q
period 2026-09-30
UNITED GUARDIAN INC
filed 2026-11-12
CIK 101295

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of November 2, 2026, the Registrant had issued and outstanding 4,594,319 shares of Common Stock, $.10 par value per share ("Common Stock").

Cover Page 2 of 2

UNITED-GUARDIAN, INC.

INDEX TO FINANCIAL STATEMENTS

UNITED-GUARDIAN, INC.

Part I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

STATEMENTS OF INCOME
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2026	2025	2026	2025
Net sales	$3,494,780	$2,264,261	$9,475,269	$7,583,613

Costs and expenses:
Cost of sales	1,619,479	1,311,192	4,629,733	3,775,122
Operating expenses	644,539	620,893	1,978,784	1,947,678
Research and development expense	121,834	117,104	361,250	339,366
Total costs and expenses	2,385,852	2,049,189	6,969,767	6,062,166
Income from operations	1,108,928	215,072	2,505,502	1,521,447

Other Income:
Investment income	72,556	75,165	212,815	230,425
Net (loss) gain on marketable securities	(7,916)	36,238	58,191	73,164
Settlement income	-	-	339,493	-
Gain on sale of asset	-	-	8,310	-
Total other income	64,640	111,403	618,809	303,589
Income before provision for income taxes	1,173,568	326,475	3,124,311	1,825,036

Provision for income taxes	242,656	58,034	645,918	368,874
Net income	$930,912	$268,441	$2,478,393	$1,456,162

Earnings per common share (Basic and Diluted)	$0.20	$0.06	$0.54	$0.32

Weighted average shares (Basic and Diluted)	4,594,319	4,594,319	4,594,319	4,594,319

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

ASSETS

	SEPTEMBER 30, 2026	DECEMBER 31, 2025
	(UNAUDITED)	(AUDITED)
Current assets:
Cash and cash equivalents	$1,407,803	$1,251,097
Marketable securities	7,336,917	7,322,646
Accounts receivable, net of allowance for credit losses of $29,069 at September 30, 2026 and $17,169 at December 31, 2025	2,392,059	1,586,889
Inventories, net	1,124,306	1,507,763
Prepaid expenses and other current assets	146,078	207,839
Prepaid income taxes	175,438	325,163
Total current assets	12,582,601	12,201,397
Net property, plant, and equipment:
Land	69,000	69,000
Factory equipment and fixtures	4,784,710	4,786,309
Building and improvements	3,374,630	3,352,276
Total property, plant, and equipment	8,228,340	8,207,585
Less: Accumulated depreciation	7,362,949	7,300,403
Total property, plant, and equipment, net	865,391	907,182

TOTAL ASSETS	$13,447,992	$13,108,579

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

BALANCE SHEETS

(continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	SEPTEMBER 30,	DECEMBER 31,
	2026	2025
Current liabilities:	(UNAUDITED)	(AUDITED)
Accounts payable	$489,719	$480,791
Accrued expenses	1,309,999	1,164,948
Deferred revenue	128,651	12,177
Dividends payable	8,468	11,405
Total current liabilities	$1,936,837	$1,669,321

Deferred income taxes, net	327,626	207,246

Total liabilities	$2,264,463	$1,876,567

Commitments and contingencies

Stockholders’ equity:
Common stock (at $.10 par value) (10,000,000 shares authorized; 4,594,319 shares issued and outstanding at September 30, 2026 and December 31, 2025)	459,432	459,432
Retained earnings	10,724,097	10,772,580
Total stockholders’ equity	11,183,529	11,232,012

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,447,992	$13,108,579

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2026	4,594,319	$459,432	$10,772,580	$11,232,012
Net income	-	-	818,902	818,902
Dividends declared and paid ($0.25 per share)	-	-	(1,148,536)	(1,148,536)
Dividends declared, not paid ($0.25 per share)	-	-	(44)	(44)
Balance, March 31, 2026	4,594,319	$459,432	$10,442,902	$10,902,334
Net income	-	-	728,579	728,579
Balance, June 30, 2026	4,594,319	$459,432	$11,171,481	$11,630,913
Net income	-	-	930,912	930,912
Dividends declared and paid ($0.30 per share)	-	-	(1,378,267)	(1,378,267)
Dividends declared, not paid ($0.30 per share)	-	-	(29)	(29)
Balance, September 30, 2026	4,594,319	$459,432	$10,724,097	$11,183,529

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025

	Common stock		Retained
	Shares	Amount	Earnings	Total
Balance, January 1, 2025	4,594,319	$459,432	$11,423,434	$11,882,866
Net income	-	-	560,895	560,895
Dividends declared and paid ($0.35 per share)	-	-	(1,607,893)	(1,607,893)
Dividends declared, not paid ($0.35 per share)	-	-	(119)	(119)
Balance, March 31, 2025	4,594,319	$459,432	$10,376,317	$10,835,749
Net income	-	-	626,826	626,826
Balance, June 30, 2025	4,594,319	$459,432	$11,003,143	$11,462,575
Net income	-	-	268,441	268,441
Dividends declared and paid ($0.25 per share)	-	-	(1,148,536)	(1,148,536)
Dividends declared, not paid ($0.25 per share)	-	-	(44)	(44)
Balance, September 30, 2025	4,594,319	$459,432	$10,123,004	$10,582,436

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED
	SEPTEMBER 30,
Cash flows from operating activities:	2026	2025
Net income	$2,478,393	$1,456,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,396	77,485
Net gain on marketable securities	(58,191)	(73,164)
Gain on sale of asset	(8,310)	-
Allowance for credit losses	11,900	(250)
Change in allowance for obsolete inventory	(8,000)	(2,786)
Deferred income taxes	120,380	157,303
(Increase) decrease in operating assets:
Accounts receivable	(817,070)	267,002
Inventories	391,457	46,078
Prepaid expenses and other current assets	61,761	54,135
Prepaid income taxes	149,725	(39,209)
Increase (decrease) in operating liabilities:
Accounts payable	8,928	(180,039)
Accrued expenses	145,051	(126,393)
Deferred revenue	116,474	-
Net cash provided by operating activities	2,678,894	1,636,324
Cash flows from investing activities:
Acquisition of property, plant and equipment	(44,605)	(36,456)
Proceeds from sale of asset	8,310	-
Proceeds from sale of marketable securities	12,466,846	12,294,942
Purchases of marketable securities	(12,422,926)	(12,142,909)
Net cash provided by investing activities	7,625	115,577
Cash flows from financing activities:
Dividends paid	(2,529,813)	(2,766,720)
Net cash used in financing activities	(2,529,813)	(2,766,720)
Net increase (decrease) in cash and cash equivalents	156,706	(1,014,819)

Cash and cash equivalents at beginning of period	1,251,097	1,875,655
Cash and cash equivalents at end of period	$1,407,803	$860,836
Supplemental disclosure of cash flow information:
Taxes paid	$375,813	$250,780
Supplemental disclosure of non-cash items:
Dividends payable	$73	$163

See Notes to Condensed Financial Statements

UNITED-GUARDIAN, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Business

United-Guardian, Inc. (“Company”) is a diversified life sciences and personal care ingredients company that develops, manufactures and globally commercializes proprietary pharmaceuticals, medical lubricants, specialty cosmetic ingredients, and consumer wellness products. The Company is incorporated in the State of Delaware. Our Research and Development (“R&D”) department primarily develops new and unique specialty cosmetic and sexual wellness ingredients using natural and environmentally friendly raw materials, which is a priority for many of our personal care customers. The R&D department also modifies, refines, and expands the uses for existing products, with the goal of further developing the markets in which our products are used. All the products that the Company markets, except for Renacidin®, are produced at our facility in Hauppauge, New York. Renacidin, a urological product, is manufactured for us by an outside contract manufacturer.

2.	Basis of Presentation

Interim condensed financial statements of the Company are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial information, pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of financial statements for the interim periods have been included. The results of operations for the three and nine months ended September 30, 2026 (also referred to as the "third quarter of 2026" and the "first nine months of 2026," respectively) are not necessarily indicative of results that ultimately may be achieved for any other interim period or for the year ending December 31, 2026. The interim unaudited condensed financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

3.	Segment Information

The Company operates its business under one operating segment, which is also its reportable segment. The President, who is the Company's chief operating decision maker (“CODM”), reviews financial information presented at the consolidated level and decides how to allocate resources based on financial metrics, including net income. The measure of segment assets is reported on the balance sheet as total consolidated assets. The CODM, along with our Board of Directors, use such financial metrics, including net income, to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits or allocate them to other parts of the organization, such as working capital needs, mandatory and discretionary capital expenditures or other growth opportunities that may arise that are in our best interest and the best interest of our stockholders.

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

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at the time of purchase. The Company deposits cash and cash equivalents with financially strong, Federal Deposit Insurance Corporation (“FDIC”) insured financial institutions, and it believes that any amounts above FDIC insurance limitations are at minimal risk. The amounts held in excess of FDIC limits at any point in time are considered temporary and are primarily due to the timing of maturities of United States (“U.S.”) Treasury Bills. Cash and cash equivalents held in these accounts are currently insured by the FDIC up to a maximum of $250,000. At September 30, 2026 and December 31, 2025, $219,329 and $1,300, respectively, exceeded the FDIC limit. The Company also invests in certain money market mutual funds that are protected as securities by the Securities Investor Protection Corporation (“SIPC”). At September 30, 2026 and December 31, 2025, cash held in these money market mutual funds of approximately $445,122 and $502,000, respectively, exceeded the SIPC limit.

The following table summarizes the Company's cash and cash equivalents:

	September 30,	December 31,
	2026	2025
Demand deposits	$462,681	$248,997
Money market funds	945,122	1,002,100
Total cash and cash equivalents	$1,407,803	$1,251,097

6.	Accounts Receivable and Reserves

The Company presents financial assets at the net amount expected to be collected, requiring immediate recognition of estimated credit losses expected to occur over the asset’s remaining life. The Company performed its expected credit loss calculation based on historical accounts receivable write-offs, including consideration of then-existing economic conditions.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects the Company’s best estimate of the amounts that will not be collected as of the balance sheet date. This allowance is based on the credit losses expected to arise over the life of the asset and is based on the Current Expected Credit Losses (“CECL”). At September 30, 2026, and December 31, 2025, the allowance for credit losses related to accounts receivable amounted to $29,069 and $17,169, respectively.

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

The Company’s status as a “specified small manufacturer” by CMS, entitles us to a multi-year phase-in period during which we would pay a lower percentage discount on drugs dispensed to beneficiaries. Based on our current level of sales through the Medicare Part D Program, we have reduced rebate liabilities beginning in 2025, with rebates gradually increasing each year thereafter, until they reach their full phase-in by 2031. By the end of the phase in period in 2031, these rebate liabilities are expected to exceed the liabilities we have recorded under the CGDP in previous years.

As long as a valid purchase order has been received and future collection of the sale amount is reasonably assured, we recognize revenue from sales of most of our products when those products are shipped, which is when our performance obligation is satisfied. Our cosmetic, sexual wellness, and medical products are shipped EXW from our facility in Hauppauge, NY, and the risk of loss and responsibility for the shipment passes to the customer upon shipment. Sales of our medical lubricant products are deemed final upon shipment, and we have no obligation to repurchase or allow the return of these goods unless they are defective. We consider sales of our pharmaceutical products to be final upon shipment unless (a) they are found to be defective; (b) the product is damaged or lost during shipping; (c) the product is too close to its expiration date for the customer to sell; or (d) the product is expired but is not more than one year past its expiration date. These return policies are in conformance with standard pharmaceutical industry practice. We estimate an allowance for outdated material returns based on previous years’ historical returns of our pharmaceutical products.

The Company does not make sales on consignment, and the collection of the proceeds of the sale of any of our products is not contingent upon the customer being able to sell the goods to a third party.

Any allowances for returns are taken as a reduction of sales within the same period the revenue is recognized. Such allowances are determined based on historical experience under ASC Topic 606-10-32-8. At September 30, 2026 and December 31, 2025, the Company had allowances of $203,344 and $194,947, respectively, for possible outdated material returns, which is included in accrued expenses. There is no asset value associated with these outdated material returns, as these products are destroyed. We have not experienced significant fluctuations between estimated allowances and actual activity.

At September 30, 2026, the Company recorded advance payments from customers of $128,651, which are included in deferred revenue on the balance sheet. The related performance obligations associated with these payments are expected to be satisfied in the fourth quarter of 2026. At December 31, 2025, the Company recorded advance payments from customers of $12,177. The related performance obligations associated with these payments were satisfied in the first quarter of 2026.

The Company has distribution fee contracts with certain distributors of its pharmaceutical products that entitle them to distribution and service-related fees. The Company records distribution fees and estimates of distribution fees as offsets to revenue.

Disaggregated sales by product class are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Pharmaceuticals	$1,583,299	$1,230,087	$4,495,456	$3,848,474
Cosmetic ingredients	1,156,365	403,401	3,288,481	1,998,948
Medical lubricants	755,116	630,773	1,691,332	1,736,191
Total Sales	$3,494,780	$2,264,261	$9,475,269	$7,583,613

The Company’s cosmetic ingredients are marketed worldwide by five distributors, of which U.S.-based Ashland Specialty Ingredients (“ASI”) purchases the largest volume. Approximately 23% of the Company’s total sales in the third quarter of 2026 were to customers located outside of the United States, compared with approximately 31% in the third quarter of 2025. For the nine months ended September 30, 2026, approximately 21% of the Company’s total sales were to customers located outside of the United States, compared with approximately 25% for the nine months ended September 30, 2025.

Disaggregated sales by geographic region are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
United States*	$2,706,388	$1,561,466	$7,514,514	$5,663,509
Other countries	788,392	702,795	1,960,755	1,920,104
Total Sales	$3,494,780	$2,264,261	$9,475,269	$7,583,613

* Substantially all purchases by ASI are shipped to ASI’s warehouses in the U.S. As a result, all sales to ASI are reported as U.S. sales for financial reporting purposes, even though a significant quantity of those purchases will be shipped by ASI to foreign customers. ASI has reported to the Company that approximately 81% of its sales of the Company’s products in the third quarter of 2026 were to foreign customers compared with 85% for the same period in 2025, with China representing approximately 31% of those foreign sales in the third quarter of 2026, compared with approximately 49% in the third quarter of 2025.

For the nine months ended September 30, 2026, approximately 75% of ASI’s sales of the Company’s products were to foreign customers, with China accounting for approximately 44% of those foreign sales. For the nine months ended September 30, 2025, approximately 79% of ASI’s sales were to foreign customers with China accounting for approximately 51% of those foreign sales.

8.	Accounting for Financial Instruments – Credit Losses

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

The disaggregated net gains and losses on the marketable securities recognized in the income statements for the three and nine months ended September 30, 2026 and 2025, respectively, are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net (losses) gains recognized during the period on marketable securities	$(7,916)	$36,238	$58,191	$73,164
Less: Net (gains) losses recognized during the period on marketable securities sold during the period	-	-	(27,948)	1,507
Unrealized (losses) gains recognized during the reporting period on marketable securities still held at the reporting date	$(7,916)	$36,238	$30,243	$74,671

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

The following tables summarize the Company’s investments:

September 30, 2026(Unaudited)

	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$754,770	$849,856	$95,086

Other short-term investments:
U.S. Treasury Bills (original maturities > 3 months)	6,487,061	6,487,061	-
Total marketable securities	$7,241,831	$7,336,917	$95,086

December 31, 2025(Audited)

	Cost	Fair Value	Unrealized Gain
Equity Securities:
Equity and other mutual funds	$713,120	$777,963	$64,843

Other short-term investments:
U.S Treasury Bills (original maturities > 3 months)	6,544,683	6,544,683	-
Total marketable securities	$7,257,803	$7,322,646	$64,843

Investment income is recognized when earned and consists principally of dividend income from equity mutual funds and interest income from U.S. Treasury Bills and money market funds. Realized gains and losses on sales of investments are determined on a specific identification basis.

Proceeds from the sale and redemption of marketable securities amounted to $12,466,846 for the nine months ended September 30, 2026, with realized gains of $27,948 recognized on these sales. Proceeds from the sale and redemption of marketable securities amounted to $12,294,942 for the nine months ended September 30, 2025, with realized losses of $1,507 recognized on these sales.

10.	Inventories

	September 30,	December 31,
	2026	2025
	(UNAUDITED)	(AUDITED)
Inventories consist of the following:
Raw materials	$435,064	$442,993
Work in process	30,880	5,505
Finished products	658,362	1,059,265
Total inventories	$1,124,306	$1,507,763

Inventories are valued at the lower of cost and net realizable value. Net realizable value is equal to the selling price less the estimated costs of selling and/or disposing of the product. Cost is determined using the average cost method, which approximates cost determined by the first-in, first-out (“FIFO”) method. Finished product inventories at September 30, 2026 and December 31, 2025 are stated net of a reserve of $24,000 and $32,000, respectively, for slow moving and obsolete inventory.

11.	Income Taxes

The Company’s tax provision is based on its estimated annual effective tax rate. The Company continues to fully recognize its tax benefits, and as of September 30, 2026 and December 31, 2025, the Company did not have any unrecognized tax benefits. The Company’s provision for income taxes for the three and nine months ended September 30, 2026 and 2025 includes the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Provision for federal income taxes - current	$139,381	$154,434	$524,725	$210,758
Provision for state income taxes - current	-	-	813	813
Provision for (benefit from) federal income taxes – deferred	103,275	(96,400)	120,380	157,303
Total provision for income taxes	$242,656	$58,034	$645,918	$368,874

12.	Defined Contribution Plan

The Company sponsors a 401(k) defined contribution plan (“DC Plan”) that provides for a dollar-for-dollar employer matching contribution of the first 4% of each employee’s pay that is deferred by the employee. Employees become fully vested in employer matching contributions immediately.

The Company can also elect to make discretionary contributions to each employee's account based on a "pay-to-pay" safe-harbor formula that qualifies the DC Plan under current IRS regulations. Employees become vested in the discretionary contributions as follows: 20% after two years of employment, and 20% for each year of employment thereafter until the employee becomes fully vested after six years of employment.

The Company accrued $60,000 and $86,250 in contributions to the DC Plan at September 30, 2026 and 2025, respectively. In the first nine months of 2026, there were no discretionary contributions made to the DC Plan. This was due to the Company’s Board of Directors electing not to fund a discretionary contribution for the year ended December 31, 2025, based on reduced sales and earnings. During the first nine months of 2025, the Company made discretionary contributions of $115,000 to the DC Plan. This payment represented the Company’s 2024 accrued discretionary contributions.

13.	Related-Party Transactions

For the three-and nine-month periods ended September 30, 2026, the Company made payments of $4,399 and $18,630, respectively, to the accounting firm PKF O’Connor Davies (“PKF”), for accounting and tax services. For the three- and nine-month periods ended September 30, 2025, the Company made payments of $9,640 and $13,640, respectively, to the accounting firm PKF O’Connor Davies (“PKF”) for accounting and tax services. Lawrence Maietta, a former partner at PKF, is a director of the Company and is currently serving as a senior consultant at PKF.

14.	Other Information

Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31
	2026	2025
Accrued Expenses	(Unaudited)	(Audited)
Bonuses	$203,889	$182,383
Distribution fees	466,199	463,331
Payroll and related expenses	125,865	90,151
Reserve for outdated material	203,344	194,947
Company 401(k) contribution	60,000	-
Audit fee	65,133	72,708
Annual report expenses	55,335	80,387
Sales rebates	80,561	55,983
Waste disposal costs	27,000	13,765
Insurance	8,082	-
Other	14,591	11,293
Total Accrued Expenses	$1,309,999	$1,164,948

15.	Recent Accounting Pronouncements

On November 4, 2024, the FASB issued ASU 2024-03 “Disaggregation of Income Statement Expenses” (“DISE”). This guidance requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. Subsequently issued ASU 2025-01 clarified the effective date of this standard. This guidance is effective for annual reporting periods beginning after December 15, 2026, and for interim periods, within annual reporting periods beginning after December 15, 2027.

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

For the three months ended September 30, 2026, the Company’s largest cosmetic ingredient distributor, along with three of its pharmaceutical distributors, together accounted for 76% of the Company’s gross sales and 85% of its outstanding accounts receivable at September 30, 2026. During the three months ended September 30, 2025, the same cosmetic ingredient distributor and three pharmaceutical distributors together accounted for 69% of the Company’s gross sales and 81% of its outstanding accounts receivable at September 30, 2025.

For the nine months ended September 30, 2026, the Company’s largest cosmetic ingredient distributor, along with three of its pharmaceutical distributors, together accounted for 78% of the Company’s gross sales and 85% of its outstanding accounts receivable at September 30, 2026. During the nine months ended September 30, 2025, the same cosmetic ingredient distributor and three pharmaceutical distributors together accounted for 72% of the Company’s gross sales and 81% of its outstanding accounts receivable at September 30, 2025.

17.	Supplier Concentration

Most of the principal raw materials used by the Company consist of common industrial organic and inorganic chemicals that are available in ample supply from numerous sources. However, there are some raw materials used by the Company that are not readily available or require longer lead times.

For the three months ended September 30, 2026, the Company had three major raw material suppliers that collectively accounted for approximately 93% of the raw material purchases made by the Company. For the three months ended September 30, 2025, the same three major raw material suppliers collectively accounted for approximately 97% of the raw material purchases made by the Company.

For the nine months ended September 30, 2026, the Company had three major raw material suppliers that collectively accounted for approximately 87% of the raw material purchases made by the Company. During the first nine months of 2025, the same three major raw material suppliers collectively accounted for approximately 79% of the raw material purchases made by the Company. In addition to the Company’s raw materials concentration, the Company utilizes one contract manufacturer for the production of one of its pharmaceutical products, Renacidin. Any disruption in this manufacturer’s operations could have a material impact on the Company’s revenue stream.

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

Per share basic and diluted earnings were $0.20 and $0.06 for the three months ended September 30, 2026 and 2025, respectively, and $0.54 and $0.32 for the nine months ended September 30, 2026 and 2025, respectively.

19.	Dividends

On July 14, 2026, the Company’s Board of Directors declared a cash dividend of $0.30 per share, which was paid on August 4, 2026 to all holders of record as of July 28, 2026. Dividends totaling $1,378,267 were paid on August 4, 2026, leaving a balance of $29 that was not paid. This $29 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

On January 26, 2026, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on February 17, 2026 to all holders of record as of February 9, 2026. During the first quarter of 2026, the Company declared a total of $1,148,580 in dividends, of which $1,148,536 was paid on February 17, 2026, leaving a balance of $44 that was not paid. This $44 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

In addition, during the quarter ended September 30, 2026, the Company made payments of $1,654 in dividends in arrears to shareholders who had either converted their Guardian Chemical shares to United-Guardian, Inc. shares or whose shares had been escheated.

On July 11, 2025, the Company’s Board of Directors declared a cash dividend of $0.25 per share, which was paid on August 1, 2025 to all holders of record as of July 25, 2025. Dividends totaling $1,148,536 were paid on August 1, 2025, leaving a balance of $44 that was not paid. This $44 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

On January 27, 2025, the Company’s Board of Directors declared a cash dividend of $0.35 per share, which was paid on February 18, 2025 to all holders of record as of February 10, 2025. During the first quarter of 2025, the Company declared a total of $1,608,012 in dividends, of which $1,607,893 was paid on February 18, 2025, leaving a balance of $119 was not paid. This $119 is payable to stockholders whose old Guardian Chemical shares have not yet been exchanged to United-Guardian, Inc. shares and are pending escheatment.

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

EXECUTIVE OVERVIEW

We are a diversified life sciences and personal care ingredients company that develops, manufactures and globally commercializes proprietary pharmaceuticals, medical lubricants, specialty cosmetic ingredients and consumer wellness products. With a long-standing reputation for delivering high-quality specialty products, we are committed to serving diverse markets with innovative solutions.

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

In the third quarter of 2026, there were modest sales of our sexual wellness products. Although sales of this product line are just beginning, we are optimistic as to the potential this market offers. The sexual wellness segment is expected to grow at a higher compound annual growth rate (“CAGR”) than other segments such as skin care, personal care and cosmetics.

With a refined product portfolio and strategic partnerships, we are well-positioned for future growth, leveraging our expertise in specialty ingredients to capitalize on emerging market opportunities.

In 2025, we launched an insurance payer outreach program with the goal of having Renacidin, our most important pharmaceutical product, included on additional drug formularies. As a result of this effort, we received approval from two major Pharmacy Benefit Managers (“PBM’s”) for inclusion on their formularies. One of these PBM’s began including Renacidin on its formulary effective June 1, 2026, and the other on July 1, 2026.

During the third quarter of 2026, we saw a significant increase in gross sales of Renacidin, and believe that that increase was partially attributable to the inclusion of the product on these PBM formularies. While we will continue our insurance payer outreach as we move through 2026, we will also introduce a new outreach program with the focus on increasing awareness among healthcare professionals in order to further grow the market for Renacidin.

MACROECONOMIC AND GEOPOLITICAL CONDITIONS

A substantial portion of our product portfolio is manufactured and distributed domestically within the United States. While our domestic production footprint insulates these sales from direct cross-border import tariffs, our operating margins remain sensitive to fluctuations in global energy markets and petrochemical supply chains. Geopolitical volatility and supply disruptions in major oil- and gas-producing regions, including the Middle East and Eastern Europe, have historically contributed to increased freight surcharges and higher costs for petroleum-derived raw materials and packaging supplies. Significant or prolonged inflation in these input costs, if we are unable to fully pass them along to customers through selling price adjustments, could compress our gross margins and adversely affect our results of operations.

A meaningful portion of our consolidated revenues is generated from international sales to overseas markets, including key distribution channels in Asia. Consequently, our financial condition and international growth prospects are vulnerable to shifts in trade relations, regional economic conditions, and foreign regulatory policies. The changes in U.S. trade policies and retaliatory tariff measures or non-tariff barriers imposed by foreign trade partners, particularly in key Asian markets, could directly increase the landed cost of our products for international customers. Higher effective duty rates may reduce our price competitiveness relative to local suppliers or prompt customers to seek alternative formulations. While we monitor international tariff exemption processes and local import regulations, any escalation in retaliatory tariffs, changes in local duty waivers, or heightened trade restrictions targeting American chemical products could lead to reduced export sales volumes, margin compression, and diminished cash flows from international operations.

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

The following discussion and analysis cover material changes in our financial condition since the year ended December 31, 2025, and a comparison of the results of operations for the three and nine months ended September 30, 2026 and September 30, 2025. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. All references in this quarterly report to “sales” or “Sales” shall mean Net Sales unless specified otherwise.

In accordance with ASU-2016-13, we recognize an allowance for credit losses for financial assets carried at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset.

RESULTS OF OPERATIONS

Net Sales

Net sales for the third quarter of 2026 increased by $1,230,519 (54%) when compared with the same period in 2025. Net sales for the first nine months of 2026 increased by $1,891,656 (25%) as compared with the corresponding period in 2025. The increase in sales for the third quarter of 2026 and the first nine months of 2026 was attributable to changes in sales of the following product lines:

Pharmaceuticals:

Because there are fees, rebates and allowances associated with sales of the Company’s two pharmaceutical products, Renacidin and Clorpactin® WCS-90, discussion of the Company’s pharmaceutical sales includes references to both gross sales (before fees, rebates and allowances) and net sales (after fees, rebates and allowances).

Gross sales of the Company’s pharmaceutical products for the three-and nine-month periods ended September 30, 2026 increased by $355,154 (24%) and $686,260 (15%), respectively, compared to the same periods in 2025. The increase for both periods was due to increases in gross sales of both Renacidin and Clorpactin WCS-90. Gross sales of Renacidin increased by $332,768 (26%) for the three-month period and $645,519 (16%) for the nine-month period. Gross sales of Clorpactin WCS-90 increased by $22,386 (13%) for the three-month period and $40,741 (9%) for the nine-month period. The Company believes the increase in sales of Renacidin was partially attributable due to the increased formulary coverage that began in the third quarter of 2026. The increase in sales of Clorpactin WCS-90 was due to normal fluctuations in customer ordering patterns.

With the benefits from our insurance payer outreach program starting to take shape, we are hopeful that the new formulary wins, combined with the focus on increasing awareness of Renacidin among healthcare professionals, will continue to create increased demand for Renacidin.

Net sales of the Company’s pharmaceutical products for the three- and nine-month periods ended September 30, 2026, saw a similar pattern, increasing by $353,212 (29%) for the three-month period and increasing by $646,982 (17%) for the nine-month period, with those increases due primarily to the reasons noted above.

The difference between the change in net sales compared with the change in gross sales for these products is due to a combination of the change in gross sales of those products as well as changes in pharmaceutical sales allowances related to the sales of these products. Typically, these allowances are directly related to the sales of these products. For the three- and nine-month periods ended September 30, 2026, sales allowances related to the Company’s pharmaceutical products increased by $1,941 (less than 1%) and $39,278 (4%), respectively, which were primarily related to increases in Medicare Part D rebates, VA rebates, and distribution fees.

Cosmetic ingredients:

(a)

Third quarter sales: For the third quarter of 2026, the Company’s sales of cosmetic ingredients increased by $752,964 (187%) when compared with the third quarter of 2025. The increase in third quarter sales was due primarily to an increase of $765,482 (275%) in sales of the Company’s cosmetic products to ASI. This increase was primarily due to ASI continuing to resume regular purchases of the Company’s products after experiencing an overstock situation in 2025.

Third quarter sales in 2026 to the Company’s four other distributors, as well as two direct cosmetic ingredient customers, decreased by a net of $12,518 (10%) compared with the third quarter of 2025. This sales decrease was primarily due to decreases in sales to our distributors in France and the United Kingdom.

(b)

Nine-month sales: For the first nine months of 2026, the Company’s sales of cosmetic ingredients increased by $1,289,533 (65%) when compared with the same period in 2025. This increase was due primarily to an increase of $1,254,863 (84%) in sales to ASI, which was due to the same reason discussed above.

Cosmetic ingredient sales for the first nine months of the year to the Company’s four other cosmetic distributors, as well as to two direct cosmetic customers, increased by a net of $34,670 (7%) compared with the same period in 2025. This sales increase was primarily due to the increased orders from our new distributor in Korea.

Medical lubricants:

Sales of the Company’s medical lubricants increased by $124,343 (20%) for the three-month period ended September 30, 2026, compared with the same period in 2025, while sales for the nine-month period decreased by $44,859 (3%), compared with the same period in 2025. The increase in medical lubricant sales for the three-month period was due to an increase in orders from one of our larger customers in India. The decrease for the nine-month period was due to normal fluctuations in customer ordering patterns.

Cost of Sales

Cost of sales as a percentage of sales decreased to 46% in the third quarter of 2026, down from 58% in the third quarter of 2025. For the first nine months of 2026, cost of sales as a percentage of sales decreased to 49%, down from 50% in 2025. The decrease for the three-month period was the result of recognizing the benefit of lower per unit overhead costs on units sold in the third quarter of 2026 due to increased production.

Operating Expenses

Operating expenses, consisting of selling and general and administrative expenses, increased by $23,646 (4%) for the third quarter of 2026 compared with the equivalent period in 2025 and increased by $31,106 (2%) for the first nine months of 2026, compared with the equivalent period in 2025. The increase in operating expenses for both periods was due primarily to increases in sales and marketing expenses and payroll and payroll-related expenses.

Research and Development Expenses

Research and development expenses increased by $4,730 (4%) for the third quarter of 2026 and increased by $21,884 (6%) for the first nine months of 2026 compared with the same periods in 2025. The increases for both periods were primarily due to an increase in payroll and payroll-related expenses.

Investment Income

Investment income decreased by $2,609 (3%) and $17,610 (8%) for the three- and nine-month periods, respectively, ending September 30, 2026, compared with the equivalent periods in 2025. The decrease in both periods was primarily due to a decrease in interest income from investments in U. S. Treasury Bills due to lower interest rates in the first nine months of 2026 compared to the same period 2025.

Net (Loss) Gain on Marketable Securities

The net change in the value of marketable securities decreased from a gain of $36,238 for the third quarter ending September 30, 2025 to a loss of $7,916 for the third quarter ending September 30, 2026. For the nine-month period ended September 30, 2026, the net gain decreased from $73,164 to $58,191. These decreased gains were due to normal market fluctuations. The Company’s management and Board of Directors continue to closely monitor the Company's investment portfolio and have made, and will continue to make, any changes they believe may be necessary or appropriate to minimize the future impact of global market volatility on the Company’s financial position.

Settlement Income

Included in net income for the nine-month period ended September 30, 2026, is a monetary settlement paid to us by the contract manufacturer (“CM”) of our pharmaceutical product Renacidin. The settlement relates to the unexpected shutdown of the CM’s facility during the latter part of 2023 and in the beginning of 2024. During this time, we were unable to fill complete orders of Renacidin. On October 27, 2023, we notified the CM of our intention to file a claim for damages in connection with the CM’s breach of our supply contract with the CM, and we requested compensation for the loss of sales during the shutdown period. The settlement, which was agreed upon by both parties, called for the CM to supply us with a specified volume of product at no cost. The product covered by this agreement was received at our facility in the first and second quarters of 2026 and was valued at $339,493. As of the date of this report, the CM has fulfilled their full obligation under the agreement, and there are no additional monies owed to the Company.

Provision for Income Taxes

The Company's effective income tax rate was 21% for the first nine-months of 2026 and 20% for the same period in 2025. The Company’s tax rate is expected to remain at 21% for the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

Working capital increased from $10,532,076 at December 31, 2025 to $10,645,764 at September 30, 2026, an increase of $113,688. The current ratio decreased from 7.3 to 1 at December 31, 2025 to 6.5 to 1 at September 30, 2026. The increase in working capital was primarily due to an increase in accounts receivable. The decrease in the current ratio was primarily due to increases in accrued expenses and deferred revenue.

The Company believes that its working capital is, and will continue to be, sufficient to support its operating requirements for at least the next twelve months.

The Company generated cash from operations of $2,678,894 and $1,636,324 for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase in cash from operations was primarily due to an increase in net income.

Cash provided by investing activities was $7,625 and $115,577 for the nine-month period ended September 30, 2026 and September 30, 2025, respectively. The decrease was due to some proceeds from the sale of marketable securities during the first nine months of 2025 not being reinvested. For the nine-month period ended September 30, 2026, a majority of these proceeds were reinvested in U.S. Treasury Bills.

Cash used in financing activities was $2,529,813 and $2,766,720 for the nine-month period ended September 30, 2026 and September 30, 2025, respectively. The decrease was due to the payment of lower dividends in the first nine months of 2026 compared to the same period in 2025. We declared dividends of $0.55 per share for the nine-month period ended September 30, 2026, compared to $0.60 per share for the same period in 2025.

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

The Company's Principal Executive Officer and Chief Financial Officer have determined that, during the period covered by this quarterly report, there were no changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. They have also concluded that there were no significant changes in the Company’s internal controls after the date of the evaluation.

PART II - OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

NONE

ITEM 1A.     RISK FACTORS

The information to be reported under this item is not required of smaller reporting companies.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.        MINE SAFETY DISCLOSURES

NONE

ITEM 5.        OTHER INFORMATION

NONE

ITEM 6.        EXHIBITS

31.1*	Certification of Donna Vigilante, President and Principal Executive Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Andrea Young, Chief Financial Officer of the Company, pursuant to Section302 of the Sarbanes-Oxley Act of 2002

32*	Certifications of Principal Executive Officer and Chief Financial Officer of the Company, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded within the inline XBRL document and included in Exhibit 101.1).

* Filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2026	UNITED-GUARDIAN, INC
(Registrant)

	By:	/S/ DONNA VIGILANTE
Donna Vigilante
President

	By:	/S/ ANDREA YOUNG
Andrea Young
Chief Financial Officer